Form 10KSB
period 2001-12-31
MICROHELIX INC
filed 2002-04-01
CIK 1142406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number: 001-16781

microHelix, Inc.
(Name of Small Business Issuer in Its Charter)

Oregon	911758621
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
16125 SW 72nd Ave.; Portland, Oregon	97224
(Address of Principal Executive Offices)	(Zip Code)

(Issuer’s Telephone Number, Including Area Code):

503/968-1600

Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Name of each exchange on which registered

Common Stock	Nasdaq SmallCap Market and Boston Stock Exchange
Class A Warrants to purchase one share of Common Stock	Nasdaq SmallCap Market and Boston Stock Exchange
Class B Warrants to purchase one share of Common Stock	Nasdaq SmallCap Market and Boston Stock Exchange
Units of one share of Common Stock, one Class A Warrant and one Class B Warrant	Nasdaq SmallCap Market and Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendments to this Form 10-KSB.    ☑

     The issuer’s revenues for its most recent fiscal year: $6,222,283.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of March 15, 2002, was approximately $6,275,000 based upon the last sale price reported for such date on the NASDAQ SmallCap Market. The aggregate market value of the Class A Warrants and Class B Warrants as of March 15, 2002, was approximately $910,000 and $1,349,000, respectively, based upon the last sale price reported for such date on the NASDAQ SmallCap Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     The number of shares outstanding of each of the issuer’s classes of common equity, as of March 15, 2002 was 4,659,886 shares of Common Stock, 3,136,498 Class A Warrants, and 3,136,498 Class B Warrants.

Documents Incorporated by Reference

Document	Part of Form 10-KSB into which Documents are Incorporated

Portions of Registrant’s Definitive Proxy Statement for 2002 Annual Meeting of Shareholders	Items 9, 10, 11 and 12 of Part III

Transitional Small Business Disclosure Format (Check One):    Yes ☐         No ☑

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current view and estimates of future economic and market circumstances, industry conditions, company performance and financial results. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are subject to risks and uncertainties that could cause the company’s actual future results to differ materially from the results discussed herein. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-KSB. We do not intend, and undertake no obligation, to update any such forward-looking statements to reflect events or circumstances that occur after the date of this filing.

PART I

Item 1.     Business

Overview

      We develop and supply technologically advanced, customized interconnect systems to the medical device industry. We commenced business as a research and development company in 1991. In the following years, we established a foundation of proprietary processes and intellectual property that we developed or acquired in the areas of fine wire handling, materials management, micro-interconnect technology and micro-manufacturing. Building on this foundation, we began to move from research and development to commercial sales of our systems to medical device original equipment manufacturers, or OEMs, in 1998. We now provide interconnect systems to medical device OEMs in three markets:

•	the non-invasive diagnostic ultrasound device market;

•	the minimally invasive device market; and

•	the fully implantable device market.

      Our objective is to be the leading supplier of customized interconnect systems to OEM customers in these target markets. To meet this objective, we provide our customers with:

•	design assistance in the product development and engineering phase for the customer’s medical devices;

•	access to difficult-to-find biocompatible materials that enable the functions we support; and

•	a high-quality, cost-effective manufacturing process.

      Our existing and target markets are dominated by a few large OEMs. The remainder of the market space is filled generally by smaller, niche companies. We seek to identify key customers, both large and small, in the early stages of their product development cycles and provide a customized, application-specific product for their electronic interconnect applications. We offer the larger companies a cost-efficient, reliable and customized system for their devices and we offer expertise and technology not otherwise available to many of the smaller companies.

      We currently sell systems in commercial quantities to OEMs of non-invasive diagnostic ultrasound devices and minimally invasive devices. In addition, we are in discussions with and, in some cases, have supplied prototype systems to OEMs in the fully implantable device market that we expect will lead to our entry into that market.

Our target markets and strategy

      Recent advances in medicine and technology have radically changed many aspects of medical science. Doctors are now able to assist their patients using non-invasive diagnostic ultrasound; undertake minimally invasive surgery that shortens recovery time, reduces medical costs and inflicts substantially less trauma on the patient than does traditional surgery; and, if necessary, implant a semi-permanent or permanent medical device inside the body.

      These advances are the result of both an improved understanding of human biology and advances in medical equipment technology, particularly in the area of device miniaturization. The size of a medical device is often limited by the size of the natural pathways of the human body and the organs into which it must fit. This means that there is a correspondingly fixed requirement for miniaturization of the interconnect system that will transmit the electronic signals between the device’s components.

      Technologies we have developed enable us to design and manufacture interconnect systems for medical devices that meet these requirements.

      While each of our target markets has different needs and requirements, we believe that we are well positioned to provide our OEM customers with electronic interconnect systems as they attempt to create ever smaller devices capable of performing increasingly complex functions. We also believe that the markets for our customers’ devices will remain robust for the foreseeable future as an aging population and a rise in chronic illnesses that affect older people, such as cardiovascular disease, continue to increase demand for new and complex medical procedures. Our current backlog, consisting of firm orders, was $1,505,504 at December 31, 2001.

     Non-invasive diagnostic ultrasound device market

      The need of the healthcare industry to control costs and the desire of patients to minimize the adverse effects of both disease and its treatment is moving the industry toward outpatient procedures and reinforcing its traditional focus on preventative care. Doctors now regularly use ultrasound devices for initial soft tissue diagnoses because they are non-invasive and do not involve radiation. This has resulted, among other things, in a market opportunity for low-cost, high-performance, non-invasive diagnostic ultrasound devices.

      The non-invasive diagnostic ultrasound market has seen a consolidation in recent years and is a mature, slow growth market dominated by three major OEMs. The diagnostic ultrasound imaging marketplace has been affected by recent decreases in hospital spending, and we do not foresee this market returning to historical levels in the near future. This mature market is primarily cost driven. We focus on just-in-time, foreign manufacturing, currently done in our Nogales, Mexico facility, to maintain a low-cost production source.

     Minimally invasive device market

      Electrophysiology, or EP, is an emerging sector in minimally invasive surgery. EP deals with the electrical functioning of the human body. Minimally invasive surgeries for EP are accomplished by making a minor incision in the body and then introducing a guide wire, followed by a biocompatible hollow tube, or catheter, which travels over the guide wire to the location where the procedure takes place. The surgical or diagnostic instruments are either an integral part of the catheter system or are threaded through the catheter to the procedure site. Most of the devices used in these procedures are single-use, disposable items, such as interventional ultrasound, or IVUS, image-guided catheters. These are known as “smart” catheters because, unlike traditional catheters that only convey drugs or other substances to and from the body, they include micro-wire and cable inside the catheter that permit the transmission of data. The assembly connects sensors at one end of the catheter to the device at the other end.

      A new and potentially high growth segment of the minimally invasive device market is EP cardiac mapping. This procedure utilizes smart catheters to map the nerve circuitry of the heart from inside the beating heart in order to locate the source of irregular heartbeats. After the source has been located, the problem area can be selectively altered or cut using radio frequency, or RF, energy and the patient essentially cured. These procedures are conducted within hospital catheter labs and in many cases are single-day outpatient procedures.

      The most mature versions of smart catheters are the image-guided balloon angioplasty catheters. These catheters are guided through an artery to the point where the artery is blocked. The balloon attached to the catheter is inflated to open the artery and clear the blockage. Often, a stent, which is a tiny mesh device, is then placed to support the artery and keep it from collapsing or closing again. From 1979 to 1998, the number of cardiac catheterizations performed in the United States for diagnosis and treatment purposes increased 332%. In 1998, an estimated 1,290,000 inpatient cardiac catheterizations were performed, making it the most common medical intervention in the world. In addition, an estimated 539,000 coronary angioplasty procedures were performed for the treatment of atherosclerosis in the United States. This number continues to rise as researchers, device makers, and interventional cardiologists perfect the procedures, devices and visualization tools associated with interventional cardiology.

      We expect the industry trend toward minimally invasive procedures to continue because it has shortened recovery time, reduced medical costs, and improved the quality of patients’ lives compared to the use of traditional surgical methods. We believe that there are a large number of potential applications for smart catheter technology and that, as a result, there is a potential for this area of our business to experience substantial growth. Additionally, because smart catheters are used inside the body for specific medical procedures, they are “disposable,” requiring a new catheter each time the procedure is performed.

      The devices into which our interconnect systems fit are technology-driven but cost-sensitive. A key requirement in this emerging market is the ability to miniaturize device components that are required to operate inside the body, while retaining the operational accuracy and precision required to perform more complex and demanding procedures. We have the capability to manufacture and supply interconnect systems that meet these market demands by combining our product design engineering and prototyping capabilities in our Portland headquarters with foreign, sourced manufacturing.

     Fully implantable device market

      In recent years, major advances have been made in all aspects of medical technology for implantable devices that are capable of providing controlled electrical stimulation of precise areas, thereby normalizing and controlling heart and other organ functions. The ability to miniaturize these complex devices permits the full implantation of the device in the body, replacing larger, external devices and increasing patient mobility. Led by microelectronic packaging advances, fully implantable left ventricular assist devices, or LVADs, and neurostimulation devices are promising developments for patients with cardiac disease and neurological disorders like Parkinson’s disease and epilepsy. We believe that the foundation of biocompatible material science knowledge and experience that we have applied to implantable cables and cable assemblies will be useful to OEMs in the new generation of devices being developed.

      LVADs assist the pumping function of the heart’s left ventricle, its main pumping chamber. Newer versions of the device are electrically driven by internal batteries that can be recharged on a regular basis (every few hours) by means of a non-invasive, wearable battery pack that transmits power through the skin. LVADs are generally thought of as a bridge to transplant for patients with end-stage heart failure. With an estimated 20,000 to 40,000 Americans that would benefit from a heart transplant each year and only approximately 3,500 donor hearts available worldwide annually, the emerging strategy conceives of LVADs less as temporary devices to support a patient until a transplant is available and more as devices intended to provide long-term, untethered cardiac assistance. The LVAD market has five major participants, each of which will vie for the dominant position over the next several years of clinical trials. Three of these five major companies are currently our customers.

      Neurostimulation devices are implantable medical devices that extend into certain areas of the brain and can sense and stimulate these areas. These devices are used to control epileptic seizures, tremors associated with Parkinson’s disease, and back pains related to spinal cord injuries. Although there are a variety of medical devices in development in the neurostimulation market, our primary focus has been on the OEMs developing pacing-like devices to treat Parkinson’s disease and epilepsy. Medtronic, Inc. controls the majority of the neurostimulation market. With the exception of Cyberonics, Inc. and Advanced Neuromodulation Systems, Inc., the balance of the market is fragmented in terms of the disease states being pursued and the devices under development by any given OEM. We believe our technologies could play an important role in these areas as well.

      We believe that our manufacturing base and technical expertise present us with a marketing opportunity to efficiently and cost-effectively develop cable assemblies for the next generation of cardiac rhythm management devices and the neurostimulation device markets. We believe our greatest opportunity for growth in both the LVAD and neurostimulation device markets lies in our entrance to these markets initially as a supplier to small, niche companies with innovative ideas. We can then leverage this expertise to gain access to the larger OEMs, which may find it advantageous in certain circumstances to outsource these devices.

Our core competencies

      microHelix’s technologies and manufacturing processes have been developed to address the need for ever smaller and more complex interconnect systems that transmit data, electrical power or other electronic signals between components of the medical device or directly to an organ or other part of the body. We have developed core competencies to meet this need in the following areas:

•	fine wire handling, extrusion and coating;

•	cabling of complex and hybrid wire geometries;

•	custom connector design and manufacture;

•	micro-interconnect technology terminations;

•	micro-flex circuits; and

•	ultraviolet laser micro-machining of electrodes.

      Our technology is focused on the complementary design of all components of sophisticated electronic interconnect systems so as to optimize the reliability and functionality of the system as a whole.

      We continuously refine our core competencies to better serve our markets as we develop additional systems for our customers and, in the case of our laser technologies, through micro-machining and micro-manufacturing performed on a contract basis for companies inside and outside the medical device industry. With funding from government grants, we have created a foundation technology in biocompatible materials science related to interconnect systems. As we have moved from pure research and development into commercial design and production of our interconnect systems, we have continued to develop our technology through application-specific development for OEM customers as well as through more general studies done pursuant to government grants.

Our products

     Non-invasive diagnostic ultrasound device market

      We design and manufacture probe cables for diagnostic ultrasound devices. The proliferation of applications for ultrasound imaging has resulted in demand for more and more accurate ultrasound images and therefore for more and more complex interconnect systems. Probe cables are the components of an ultrasound imaging device most subject to damage due to the dynamic user interface. A typical microHelix probe cable connects to a transducer, an ultrasound imaging sensor, and consists of between 64 and 256 micro-coaxial wires.

      Reliability and cost are the keys to the success of ultrasound imaging devices. Long-life probe cables are important to an OEM’s goodwill with users and the medical ultrasound market presents a demanding environment as these cables must withstand physical stress from continuous handling by a radiologist or sonographer. Our micro-coaxial wire and cable technology is at the core of our design and manufacturing competency. Although electrical performance and image quality is important in the design of these cables, the competitive advantage that distinguishes our systems from those of our competitors is our cables’ long-term reliability and mechanical integrity. In addition, we offer competitive pricing to OEMs.

      We have sold probe cables for diagnostic ultrasound devices in commercial quantities since 1999 when we became a global reseller for Alcatel N.A. Cable Systems, a North American subsidiary of Alcatel Alsthom, a large, multi-national wire and cable manufacturer based in France. In December 1999, we acquired certain assets of that subsidiary’s value-added ultrasound cable assembly division that provided us with the ability to enter the diagnostic ultrasound market as a manufacturer. We currently have approximately eight diagnostic ultrasound customers. In 2001, Philips Medical Systems, formerly Agilent, accounted for approximately 72% of our diagnostic ultrasound business and the diagnostic ultrasound business as a whole accounted for 42% of our total sales for 2001. We believe that this is a relatively mature market that will grow slowly over time and probably not offer the high growth opportunities that we expect in our other market sectors.

     Minimally invasive device market

      We are a pioneer in the design, development and manufacture of minimally invasive “smart” catheters. Most of the interconnect systems we currently sell in this market are used either in IVUS catheters or in EP cardiac mapping catheters. IVUS catheters are commonly used in therapy for people suffering from blocked arteries requiring balloon angioplasty and stent placement.

      EP cardiac mapping is an emerging therapy for atrial fibrillation, or the correction of irregular heart rhythms. The smart catheters used in EP cardiac mapping contain intrabody cardiac navigation and localization technology with image and data processing capabilities that include navigational elements called micro-coils. The micro-coils provide data to a computer that locates the catheter tip within millimeters in three-dimensional space in real time, much like a localized global positioning system, while the tip is being moved about by the blood flow in the beating heart. This enables the operators to determine with great accuracy the location of a problem within the heart and to return to that location to correct the problem. We are an innovator in the electronic packaging of the micro-coil systems imbedded in the flexible tip of these navigational catheters. Without our enabling technology, many of these devices might not be feasible at a price that would meet market demands and medical insurance reimbursement policies.

      Our systems and technologies have potential applications in the minimally invasive device market in devices used in arthroscopy, interventional neuroradiology, EP cardiac mapping and ablation, diagnostic ultrasound interventional imaging, and atrial ablation. We believe that there are many other minimally invasive niche markets still in development where our technology and systems can be applied.

      We have sold interconnect systems for this market in commercial quantities since 1999. In 2001, Jomed N.V. accounted for virtually all of our smart catheter business. As of December 31, 2001, we had nine customers in the minimally invasive device market, primarily in the EP segment. Sales to these customers represented 24% of our total sales for 2001.

     Fully implantable device market

      We have developed enabling technology with applications for the new LVADs and neurostimulation devices. We are building a technology platform based on micro-cables and interconnect systems that meets the demands of the environment inside the human body. Over the past ten years, we have studied and developed the biocompatible material sciences applicable to these transmission lines through grants from and contracts with the National Institutes of Health.

      We are using our experience and technology to collaborate with LVAD OEMs to create fully implantable devices. These devices consist of a pump, a controller and a power source such as a battery, connected by implantable cables and connectors that we manufacture. We have development contracts with three OEMs to provide interconnect systems for LVADs as this technology progresses from laboratory to commercial production and sale.

      Our customers in the neurostimulation market are developing pacing-like devices to treat Parkinson’s disease and epilepsy that require a specialized multi-conductor wire and cable expertise such as ours. We are working under a development contract with a major OEM to design, develop and manufacture prototypes of next generation cables for an application in neurostimulation that is expected to treat Parkinson’s disease and epilepsy.

      At December 31, 2001, we had five customers in the fully implantable device market. Sales to these customers accounted for 18% of our total sales for 2001.

     Other Products

      Because we have invested in sophisticated manufacturing equipment to meet our needs in our core product areas that is not fully utilized for these purposes, we have also actively marketed our design, engineering, and manufacturing capabilities to other cable and wire and laser micromachining customers. Current and prospective customers in this market include patient monitoring, defense, aerospace, test and measurement, and other commercial opportunities. This activity accounted for approximately 4% of total sales for 2001.

Major customers

      In 2001, sales to our three largest customers, Philips Medical Systems, Jomed N.V., and World Heart, accounted for 30%, 19%, and 12%, respectively, of total sales. No other customer accounted for more than 10% of total sales.

Sales and marketing

      Our direct sales force currently consists of our President and six other employees. This team is supported by our application and product development engineers.

      We rely primarily on direct contact with potential customers and direct mail advertising to generate awareness of our capabilities. Sales leads and known industry targets receive follow-up sales visits. As necessary, our engineers support and visit customers to promote collaborative design engineering. We develop and sell our systems to OEMs of all sizes, including multinational corporations, and we ship our systems to the locations that they specify.

      Our sales cycle generally takes from six to eighteen months from the initial visit to the first shipment. Our sales process involves designing our systems into new medical devices, so the sale of these systems in commercial quantities is preceded by a pre-production design phase in which we produce various prototype systems based on the combined input from our customers’ engineers and our staff. The extent of pre-production design activity varies from customer to customer and from system to system, depending on the degree of customization required for the particular application and the level of engineering detail developed by the customer prior to our involvement. Where there is a significant pre-production design phase, we generally require a development contract under which we receive non-recurring revenues to design and produce prototype systems. There is minimal margin on these types of contracts and in some cases these contracts are performed on a cost-recovery basis in anticipation of receiving a volume manufacturing contract. Our customers’ medical devices often must obtain the approval of the FDA and other regulatory agencies before commercial production can begin. If the device is approved and we receive a purchase order for our systems, we begin to manufacture our interconnect system in commercial quantities. Once we enter into the commercial production stage, an OEM customer usually offers us a long-term revenue stream, ordinarily lasting several years. We also expect sales cycles for new systems to existing customers to be shorter than those for initial system sales, although the nature of the device and its application may cause the cycle to remain quite long.

Manufacturing

      With the exception of the ultrasound interconnect systems we assemble in Mexico, we generally design, develop, manufacture and assemble our interconnect systems in our facility in Portland, Oregon. At maximum capacity, we believe the Portland facility is capable of sustaining a level of production that can support sales up to $20 million on an annual basis. Whenever possible, we seek to automate our processes, which generally results in higher yields, more consistent quality, and lower costs. We have assembled a carefully selected array of equipment, including laser tools, for cutting very small and very accurate patterns in a variety of media. Our lasers produce an extremely precise, well-defined pattern on micro-miniature geometries. Paths can be cut as narrow as seven microns wide with a repeatability of 2 microns on ultra-thin materials. We machine metal foils, piezo electric composites and many polymers with precision accuracy.

      The Portland facility is equipped with a broad range of production equipment. Our Portland cable plant includes equipment used in the extrusion, braiding, serving, cabling, and coating and assembly of interconnect systems. Our custom-built, ultra-thin wall extrusion line can provide wire insulation pinhole free below .001 inch. The process is computer monitored and logged continuously, providing capacitance, overall thickness and quality information. Ultra-thin, pinhole free extrusions reduce dimensions for dense cable geometries used in medical and micro-electronic applications.

      In the developing area of high quality, thin-film, custom flexible circuits, or “micro-flex,” we offer custom coatings and patterned substrates for sensors, biomedical devices and microelectronics. We do contact mask alignment on substrates up to 100 mm diameters and use photolithography and shadow masks for pattern generation. Applications for this developing technology include medical ultrasound, IVUS, EP cardiac mapping, neurological brain probes, smart catheters, in vivo devices, and wearable computers.

      Although we purchase the basic machines or their principal components from commercial sources, we have designed and engineered a number of critical modifications that enable us to meet the most demanding applications and customer requirements. We maintain a fully equipped machine shop in the Portland facility to support modifications to the equipment as necessary. The machine shop also provides us with capabilities to create custom tooling and fixtures to ensure the precision manufacturing results required by our customers.

      We manufacture most of the ultrasound cables used in our diagnostic ultrasound interconnect systems in our Portland facility. The cables are sent to our regional office in Tucson, Arizona where they are paired with the necessary connector parts and shipped to the modern assembly facility that we have leased in Nogales, Mexico where the interconnect systems are assembled. After quality review, the completed assemblies are returned to our sales fulfillment office in Tucson for final review and shipment to the customer.

      We are currently positioning our manufacturing system to achieve compliance with the ISO 9001:2000 Quality Management Standard and expect to apply for ISO registration in the third quarter of 2002.

Competition

      Several other companies, most of which are more established and larger than we are, manufacture interconnect systems that offer the customer a competitive alternative in some applications. These companies include Innovex, Inc., InnoMedica, Inc., W.L. Gore & Associates, Inc., Precision Interconnect Corporation, VEMCO Limited, Tensolite Company and Medtronic. While we believe that some of our manufacturing techniques enable us to provide more complex data transmission within a given space constraint than products offered by these companies, other factors, such as price, established relationships and support may influence customer choice where our particular abilities are not critical. Moreover, other companies, including those listed above, could develop technology and manufacturing techniques that would permit them to offer competitive or superior products across a broad range of our target applications.

      We believe that our most significant current competition comes from our customers and potential customers who, for a variety of reasons, may choose to produce interconnect systems in-house, either by maintaining the capability to produce fully integrated interconnect systems or by purchasing components from other suppliers and assembling them in-house. While we believe that the current trend among OEMs is towards outsourcing the manufacture of product components not within their core competency, our ability to sell to these customers depends on our ability to propose and execute on a program that is both technologically appropriate and cost competitive.

Research and development

      Our research and development efforts are focused on building our core competencies as a state-of-the-art manufacturer of miniaturized, high capacity interconnect systems. In the initial stages of our development, we received funding for a substantial portion of our research and development efforts from government grants. During 2001, government grants from the National Institutes of Health accounted for 12% of our total revenues, although we expect the percentage to decrease in the future as our commercial sales increase. Each of the two grants currently in effect has less than one year of funding remaining, with one expiring in March 2002 and the other expiring in July 2002.

      Our current grants are from the National Institute of Neurological Disorders and Stroke and the National Institute of Mental Health. We are responsible for reporting any inventions derived or reduced to practice in the performance of work under the grants. In addition, the grant contracts are subject to the terms and conditions described in this section as well as other terms and conditions standard to government research contracts.

      As a condition to the funding we receive from the government, the government obtains royalty-free, nonexclusive rights to the technology we develop using its grants. To date, to our best knowledge, the government has not utilized any of these licenses. For interconnect systems we develop for our commercial customers, we do not grant rights of any kind to any of our background technology used in the development and production of the system. The customer, however, generally obtains exclusive rights to the foreground technology specific to the interconnect system created for their medical device.

      Other research and development efforts have been funded from the sale of equity and other capital infusions. As our business has matured, the focus of our efforts has shifted from basic research and development to the development of specific systems, either for our customers or in anticipation of a particular market opportunity. Wherever possible, we seek to fund these efforts through development contracts with our customers. We expect, however, that we will be required to continue to self-fund research and development projects to maintain the capabilities that we expect our evolving markets to demand of us.

      The following table illustrates the sources and amounts of research and development expenditures for microHelix for the periods indicated:

	Year Ended December 31,

Source	2000	2001

Government grants	$853,000	$761,000
Customer-funded	208,000	951,000
Self-funded	212,000	101,000

Total	$1,273,000	$1,813,000

Patents and intellectual property

      We have patents, patent applications and trade secrets and we use each method of protection in cases where it is most appropriate. Where appropriate, we file patent applications and continuations to cover both new and improved methods of manufacturing electronic interconnect systems and technologies. Aspects of our technology are protected by seven U.S. patents. Additionally, 11 U.S. patent applications have been filed with the United States Patent and Trademark Office. The patent applications are in various stages of examination. The subject matter of one of our patents has also been filed as a Patent Cooperation Treaty International Application claiming priority from the U.S. patent application. None of the other applications or patents is the subject of an international or foreign national application or patent, although some of the applications have been filed recently enough that an international or foreign national application could still be filed claiming priority from the U.S. patent application. The seven issued patents noted above will expire between 2016 and 2020. Our intellectual property is also protected by trade secrets and proprietary knowledge.

      We currently own one trademark that is listed on the principal register of the United States Patent and Trademark Office and we have applied to register “microHelix” as a trademark. Our intellectual property also includes common law trademarks, service marks and trade names.

      We have not yet had occasion to enforce any of our patent or other intellectual property rights. Any decision to do so will depend on the perceived cost and benefit of the enforcement effort. While we believe our patents afford some competitive advantage, such protection is limited by the resources available to us to identify potential infringements and to defend our rights against infringement. The extent of the protection offered by any patent is subject to determinations as to its scope and validity that would be made only in litigation. We cannot be sure that our patents will afford meaningful protection from competition.

      We make what we believe are reasonable efforts to avoid infringing the intellectual property rights of others. We perform a patentability search prior to applying for a new patent ourselves and analyze the results of this search with respect to the possibility of infringement of the patents found. In addition we make an effort to keep abreast of the general patent landscape in our areas of concentration. While it is never our policy to infringe intellectual property rights of others, we may, despite our efforts, be unaware of the existence of rights in intellectual property that we incorporate into our designs or manufacturing processes. We may also incorporate intellectual property into our products based on assurances from our suppliers or customers that they are licensed to use the intellectual property, and these assurances may prove to be incorrect. Finally, we may reach conclusions as to whether a particular design or process infringes intellectual property rights that is challenged by the holder of those rights. For all of these reasons, we are subject to the risk that our designs or processes may be found to infringe intellectual property rights of others. Any such event could result in significant liability costs and defense costs and could have a material adverse effect on product sales.

Company history

      The history that has led to the present company began in 1991 with the formation of BioElectric Corporation, a grant-funded research company formed to develop cutting edge manufacturing techniques for implantable medical device interconnect systems. Between its formation and its acquisition by the Company in 2000, BioElectric Corporation received approximately $5 million in grants from the National Institutes of Health for research and development projects in implantable medical devices, materials sciences and the related technologies. microHelix was incorporated in 1996 and organized in 1997 as “microHelix Labs, Inc.” to develop and manufacture cable assemblies for use in the medical device industry.

      In 1999, we changed our name to “mHL Development Company” and began a process of restructuring to become a holding company. In that year, we acquired all of the stock of Key Tech, Inc., a developer and manufacturer of microelectronic interconnects for commercial and military/aerospace markets. In December 1999, we acquired certain assets of the medical ultrasound division of Alcatel NA Cable Systems, Inc., the American subsidiary of one of the largest wire and cable manufacturers in the world, which engaged primarily in the design and manufacture of cable assemblies for use in non-invasive ultrasound probes and systems. In connection with this acquisition, we acquired facilities and employees in Tucson, Arizona and Nogales, Mexico. In February 2000, we purchased all of the stock of BioElectric Corporation.

      On December 31, 2000, we merged all of our subsidiaries except BioElectric into the parent corporation. The practical effect of the mergers and simultaneous transfer to the Company of all of the employees and substantially all of the assets of BioElectric has been minimal, as the business of our former subsidiaries continue to operate as before, only now they function as specialized divisions of the Company rather than separate corporate entities owned by it.

Employees

      We had 58 full-time employees in the United States as of December 31, 2001. In our corporate offices and manufacturing facilities in Portland, Oregon, we had 49 full-time employees and in our regional office in Tucson, Arizona, we employ seven full-time employees. We also employ three sales managers, two located in the United States and one located in Asia. Additionally, we contract with a company in Mexico that employs 24 people to work at our factory in Nogales, Mexico. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good.

Item 2.     Properties

      We lease 20,000 square feet of office and manufacturing space at our headquarters in Portland, Oregon under a lease that expires July 2002. The space includes three clean rooms suitable for our required applications. We lease approximately 3,500 square feet of office and warehouse space in a business park in Tucson, Arizona under a lease that expires August 2003. We lease 30,000 square feet of manufacturing space in Nogales, Mexico. The current lease expires in January 2003 and contains renewal options.

Item 3.     Legal Proceedings

      As of March 15, 2002, we are not engaged in any legal proceedings nor are we aware of any pending or threatened legal proceedings that, singly or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations. From time to time the Company may become involved in ordinary, routine, or regulatory legal proceedings incidental to the business of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2001.

PART II

Item 5.     Market for the Company’s Common Equity and Related Shareholder Matters

      On November 16, 2001, the Company completed its Initial Public Offering, or IPO, selling 2,000,000 Units at $6.00 per Unit. In December 2001, the Company sold an additional 300,000 Units pursuant to the terms of the over-allotment agreement related to the IPO.

      Our Common Stock is quoted on the NASDAQ SmallCap Market and the Boston Stock Exchange under the symbol “MHLX” AND “HLX” respectively. As of March 15, 2002, there were approximately 64 holders of record of our Common Stock and approximately 600 beneficial owners of our Common Stock. The closing price of our Common Stock was $2.09 per share as reported by the NASDAQ SmallCap Market. Our Class A Warrants are quoted on the NASDAQ SmallCap Market and the Boston Stock Exchange under the symbol “MHLXW” and “HLX&L” respectively. As of March 15, 2002 there were approximately 11 Class A warrantholders of record and the closing price of our Class A Warrants was $.29 per share as reported by the NASDAQ SmallCap Market. Our Class B Warrants are quoted on the NASDAQ SmallCap Market and the Boston Stock Exchange under the symbol “MHLXZ” and “HLX&Z” respectively. As of March 15, 2002 there were approximately 11 Class B warrantholders of record and the closing price of our Class B Warrants was $.43 per share as reported by the NASDAQ SmallCap Market. Our Common Stock, Class A Warrants, and Class B Warrants began to trade separately on December 17, 2001.

      The table below sets forth for the period indicated, the representative high and low bid prices for the common stock, Class A Warrants and Class B Warrants, respectively, as reported by the Nasdaq SmallCap Market. The Quotations represent interdealer prices without adjustments for retail mark-ups, mark-downs or commissions and consequently do not necessarily reflect actual transactions.

Fiscal 2001
Fourth quarter, from November 16	High	Low

Common stock	$3.40	$3.35
Class A warrant	$.29	$.29
Class B warrant	$.43	$.43

      Holders of shares of Common Stock are entitled to receive such dividends, if any, as may be declared by the Board of Directors of the Company out of funds legally available therefore and, upon the liquidation, dissolution or winding up of the Company are entitled to share ratably in all net assets available for distribution to such shareholders. The Company has never paid any cash dividends. It is anticipated that all earnings will be retained for working capital purposes. The Company has no intention to declare cash dividends in the foreseeable future. Currently, the declaration and payment of cash dividends is prohibited by the Company’s bank financing agreements. See Item 6 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Shareholders of Record

      As of March 15, 2002, there were approximately 64 shareholders of record of the Company’s Common Stock, 11 Class A Warrantholders of record and 11 Class B Warrantholders of record.

Recent Sales of Unregistered Securities

      On January 5, 2001, the Company issued a warrant to purchase 4,416 shares of Common Stock to Imperial Bank, as predecessor-in-interest to Comerica Bank, in connection with the execution of a credit agreement.

      In June 2001, the Company issued convertible promissory notes to several investors to fund expenses associated with the IPO and to cover interim operating expenses pending receipt of the offering proceeds. At the effective date of the IPO, the principal of, and accrued interest on, the notes converted to units at the IPO price of the units sold in the IPO. In connection with the notes, the Company also issued warrants to purchase units for a price equal to 90% of the IPO price of the units and which are redeemable by the Company at any time after March 31, 2003 for $2.80 per warrant. The warrants are exercisable during a three-year period beginning on the later of the first anniversary of the effective date of the IPO and March 31, 2003. Following are the names of each investor, the number of units into which the notes converted, and the number of units issuable upon exercise of the warrants issued in connection with the loan:

—	John L. Crary and Carol M. Ross,

               as trustees of the Crary-Ross Family Trust
               17,308 units
               Warrants: 26,000 units

—	John L. Crary,

               as trustee of The John Langdon Crary Trust
               25,962 units
               Warrants: 39,000 units

—	Foo Tzeh Shi (Edward)

               8,625 units
               Warrants: 13,000 units

—	Gordon B. Crary III,

               as trustee of the Gordon B. Crary III Trust
               8,635 units
               Warrants: 13,000 units

—	J.M. Ek Living Trust

               43,249 units
               Warrants: 65,000 units

      All of the above offerings and sales were made pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and are “restricted securities” as defined in Rule 144 under the Securities Act. The Company reasonably believed that each purchaser had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the investment, each purchaser represented an intention to acquire the securities for investment only and not with a view to distribution thereof and appropriate legends were affixed to the stock certificates or warrants.

Initial Public Offering

      On November 16, 2001, we sold 2,000,000 Units at $6.00 per Unit in our IPO, each Unit consisting of one share of Common Stock, one Class A Warrant, and one Class B Warrant. In December 2001, we sold an additional 300,000 Units under the terms of the over-allotment agreement relating to that IPO. The net proceeds, amounting to approximately $11,410,000, less repayments of indebtedness of $3,693,000, are currently invested in various short-term accounts and will be used for the purchase of additional capital equipment, expansion of manufacturing capabilities and general corporate uses.

Item 6.     Management’s Discussion and Analysis of Financial Conditions and Results of Operations

      The following discussion should be read in conjunction with Item 1: Business and Item 7: Financial Statements.

Cautionary Statement

      This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current views and estimates of future economic and market circumstances, industry conditions, company performance, and financial results. You can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing matters. These statements are subject to risks and uncertainties that could cause the Company’s actual future results to differ materially from the results discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-KSB, including those below under the caption “Risk Factors”. We do not intend, and we do not undertake any obligation to update any such forward-looking statements to reflect events or circumstances occurring after the filing date.

      The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the years ended December 31, 2000 and 2001. The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

Overview

      microHelix, formerly mHL Development Company, was, until December 31, 2000, a holding company that owned several operating subsidiaries. On December 31, 2000, all of its subsidiaries were merged with and into, or sold substantially all of their assets to, microHelix, creating a single operating company.

      We design, manufacture and sell high quality, complex interconnect systems for use in the medical device industry. We have developed our core manufacturing technologies relying heavily on equity infusions and loans from our founder and on government grants, primarily from the National Institutes of Health. Since June 1999, we have received several OEM contracts covering both our ultrasound and minimally invasive markets. We have shipped products to customers in the fully implantable device market for development purposes. We expect sales of commercial products to increase and broaden in scope as we expand our existing relationships and as we develop new relationships with OEMs.

      A new sales cycle generally begins with a development contract with our customer. Currently, approximately 15% of our sales are derived from our development contracts. We usually begin working with our OEM customers to develop a customized interconnect system appropriate for their new device in the design stage. Our engineers work cooperatively with a customer’s staff to design the medical device and to craft an interconnect system that best suits the customer’s needs for that particular device. Sales from development contracts are recognized as time and material costs are incurred. Sales from contracts for the production of prototypes are recognized when the title passes, which is upon shipment. Upon the completion of this design and development period, assuming our customer’s medical devices obtain all necessary approvals from the FDA and other regulatory agencies, if we are successful, we may receive a purchase order for our systems in commercial quantities.

      Philips Medical Systems, formerly Agilent Technologies, Inc., and Jomed N.V. accounted for approximately 15% and 12%, respectively, of our 2000 sales. Three other customers each accounted for between five percent and nine percent of sales. During 2001, sales from Philips Medical Systems and Jomed N.V. increased to 30% and 19%, respectively, of total sales, while a new customer, World Heart, comprised 12% of total sales. Three other customers each accounted for four percent of sales individually. We are currently in discussions and/or development projects with several customers that have the potential to become sources of commercial sales.

      Sales have increased significantly in the last two years, reflecting the maturing of our proprietary manufacturing processes, the acquisition of BioElectric Corporation, the acquisition of the assets and technology of an existing ultrasound cable business, and the beginning of commercial sales for selected customers. Sales increased from $4,258,000 in 2000 to $6,222,000 in 2001. Gross margin on sales has decreased from 19% in 2000 to 3% in 2001. This unfavorable trend in gross margin from 2000 to 2001 was caused by a change in product mix, inventory balancing by one of our largest customers, and an increase in our provision for inventory reserves. In 2001, sales to the implantable market represented 18% of total sales compared to less than 5% of total sales in the year 2000. For most implantable customers, sales are still in the product development phase. As we fulfill our development engineering contracts, we have low margins in the initial engineering phase as we are essentially recovering our costs, followed by higher margins when we move to shipping products in commercial quantities. In addition, in May 2001, we made a one-time sale of product components at no margin of approximately $320,000 to one of our customers within the ultrasound market in connection with their inventory balancing requirements. Government grants and contract revenue decreased from $960,000 in 2000 to $761,000 in 2001 due to the completion of two grants in 2001.

      Research and development expense reflects internally funded activities and does not include grant or customer funded projects, the cost of which is included in cost of goods sold. Accordingly, recorded research and development expense has generally been a minor factor because of our ability to fund considerable portions of this activity through government grants and customer contracts. Selling, general and administrative expenses have increased with the expansion of our business. We have incurred a net loss on a quarterly basis since inception. For this reason, we have not incurred any tax liabilities and, as of December 31, 2001, had accumulated federal tax loss carryforwards of $8,100,000, all of which are available to offset future federal income taxes.

      Since our organization in 1997, we have funded deficit operations and working capital needs using approximately $7,871,000 of common and preferred equity financing and approximately $5,094,000 in long-term debt. As a result of our IPO in November 2001 and the issuance of Units per the related over-allotment option in December 2001, we raised an additional $11,410,152, net of costs, through the issuance of 2,300,000 Units of common equity. Our working capital at December 31, 2001 was $6,215,737.

      Our ability to achieve and sustain profitability depends not only on our continued growth and expansion but also on the strength of our customers’ businesses. The general economy in the United States has experienced a recent slowdown, one result of which has been a slowdown in orders from some of our customers as compared to their original forecasts, particularly within the ultrasound market. Based on results to date, current orders and management estimates, we expect sales for 2002 to be greater than sales during 2001. We anticipate that by the third quarter, one of our major contracts will move from the initial engineering phase that has no margin to a pre-production phase that should produce positive gross margin. We are also pursuing several opportunities with new customers but are unable to forecast accurately either the amount or timing of such sales. Our backlog of firm orders was $1,505,504 at December 31, 2001. Backlog consists of written purchase orders received from customers, some of which extend over several months. Other customers only provide purchase orders covering their next month’s requirements. Although sales from this group of customers are anticipated in subsequent months, it is our policy only to include the value of written purchase orders received in our backlog.

      Our 2002 estimates are subject to uncertainty as a result of events that we cannot now predict, including potential order cancellations or delays, technological or other manufacturing problems or adverse geopolitical conditions. We cannot assure you that our results will match our expectations.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

      Revenue Recognition — The Company recognizes revenue from commercial sales of micro cables, connectors, assemblies and related supplies when title passes, which is upon shipment. Commercial sales are made F.O.B. point of shipment. Returns are limited to nonconforming products.

      Development contracts are structured on a cost or cost plus basis. Revenue from development contracts for non-recurring engineering is recognized using the percentage of completion method as time and materials costs are incurred. Revenue from contracts for the production of prototypes is recognized when the title passes, which is upon shipment. Prototypes are tested at the Company’s facility for customer specifications prior to shipment.

      Revenue on government contracts and grants is recognized as time and materials costs are incurred using the percentage of completion method. The government generally provides grants to perform specific research and is not the ultimate customer.

      Intangible and Other Assets primarily represent patent costs that are amortized using the straight-line method over their estimated useful lives or 15 years, whichever is shorter, once the technology is completed and in use. Management periodically evaluates the recoverability of intangibles based on current and anticipated income and undiscounted future cash flows. The recoverability of our intangible asset costs depends in part, on the development of additional commercial products from these technologies, the acceptance of such products in the marketplace, and our ability to generate significant revenues and cash flows from these products.

Results of operations

      The following table presents our historical operating results for the periods indicated as a percentage of sales:

	Year Ended
	December 31,

	2000	2001

Sales	100%	100%
Cost of sales	81	97

Gross profit	19	3

Operating expenses:
Research and development	5	2
Selling, general and administrative	47	36

Total operating expenses	52	38
Loss from operations	(33)	(34)
Other expense	(16)	(15)

Net loss	(49)%	(49)%

Year ended December 31, 2001 compared with year ended December 31, 2000

      Sales for the year ended December 31, 2001 were $6,222,283 as compared to $4,257,643 for the year ended December 31, 2000, an increase of $1,964,640 or 46%. Our sales consist of the wire and cable sales segment, which includes the ultrasound, minimally invasive, and fully implantable markets and the government contracts segment. In 2001, sales to the implantable market increased by $1,045,000, while sales to the ultrasound market increased by $837,000 primarily during the first half of the year. Sales of our systems to manufacturers of minimally invasive medical devices also increased by $622,000 in 2001 as increasing commercial production volumes for two of our key customers in this market continued. The decrease in government contract sales is a result of the completion of two grants within 2001, with the remaining grants expiring in 2002.

      Cost of sales for the year ended December 31, 2001 was $6,022,486 as compared to $3,428,680 for the year ended December 31, 2000, an increase of $2,593,806 or 76%. Wire and cable cost of sales increased as a percentage of wire and cable sales from 89% in 2000 to 102% in 2001. This increase is the result of an increase in the provision for inventory reserves of $431,000 due to the reduced forecast in the ultrasound market we experienced during the last quarter of 2001, coupled with the work performed on a new long-term development contract on essentially a cost-reimbursement basis. Another factor that unfavorably impacted cost of sales included the hiring of additional personnel in our Portland facility to meet anticipated demand from new markets. These changes resulted in a decrease in gross margins from 19% in 2000 to 3% in 2001.

      Research and development expenses for the year ended December 31, 2001 were $1,813,003, as compared to $1,272,492 in 2000, an increase of $540,511 or 42%. Research and development expenditures include government grant-funded, customer-funded, and self-funded, which are included in government contracts cost of sales, wire and cable cost of sales, and research and development expenses, respectively. For the year ending 2001, government grant-funded, customer-funded, and self-funded research and development expenses were $761,230, $950,958, and $100,815, respectively, as compared to $852,818, $208,062, and $211,612, respectively as of December 31, 2000. Government grant expenses have decreased as a result of two grants being completed during 2001. Additionally, self-funded expenses have decreased as a result of engineering resources being used on a new major long-term development contract during 2001. This development contract has resulted in an increase of $743,000 of customer-funded expenditures.

      Sales and marketing expenses for the year ended December 31, 2001 were $451,516 as compared to $269,685 in 2000, an increase of $181,831 or 67%. During 2001, we increased our sales force by three employees, providing support to the Western United States, Eastern United States, and Asia.

      General and administrative expenses for the year ended December 31, 2001 were $1,787,475, as compared to $1,748,588 in 2000, an increase of $38,886 or 2%. As a percentage of sales, the general and administrative expenses decreased from 41% in 2000 to 29% in 2001, due to the nature of the expenses.

      Other expense, net for the year ended December 31, 2001 was $907,473 as compared to $666,667 in 2000, an increase of $240,806 or 36%. This increase over the prior year was primarily due to a one-time non-cash charge associated with the issuance of the bridge loan warrants of $162,963 and the write-off of unamortized bank fees of $54,583 that were related to loans that were paid-off with IPO proceeds. As a result of our IPO in November 2001, we were able to convert $2,135,000 of our convertible notes payable to equity, and reduce additional notes payable by $2,500,000. Additionally, we were able to secure a new line of credit and an equipment loan with a bank that offered lower interest rates than our previous financing relationship.

      No provision for income taxes has been provided due to the Company’s accumulated net operating losses.

Liquidity and Capital Resources

      As of December 31, 2001, we had $7,353,316 in cash and cash equivalents. Operating activities used $2,421,931 in cash during 2001 and $1,764,559 during the same period in 2000. This increase primarily resulted from a $437,351 increase in accounts receivable, attributable to sales growth, coupled with an increase in prepaid expenses of $139,701, related to the prepayment of D&O insurance premiums.

      Capital expenditures for the year ended December 31, 2001 were $332,959 compared to $191,263 in 2000. The increase of $141,696 or 74% relates primarily to the purchase of machine shop equipment to support our development projects and current manufacturing needs, as well as upgrading and improving our management systems software.

      Financing activities provided $10,104,652 in cash during 2001 and $2,110,578 during 2000. We raised $11,410,152, net of costs, though an IPO, by issuing 2,000,000 Units of common equity on November 16, 2001, and an over-allotment of 300,000 Units on December 9, 2001. On December 17, 2001, each Unit converted to one share of common stock and two warrants. Upon completion of the offering, we repaid approximately $1,500,000 of indebtedness for money borrowed, including $600,000 plus accrued interest owing to Paulson Investment Company, Inc. and approximately $900,000 plus accrued interest owing to Comerica Bank. Prior to the IPO, we repaid a note payable from a single lender in the amount of $467,500, and subsequent to the offering, we repaid that same lender a note payable in the amount of $2,500,000. We restructured our debt financing arrangements following the offering and have secured a line of credit and an equipment loan at 5.75% (prime plus 1%) and 6% (prime plus 1.25%), respectively. As of December 31, 2001, there was $711,000 outstanding on the line of credit, with an additional $1,289,000 available. Interest is paid monthly and the principal due in full on May 30, 2003.

      Immediately prior to our IPO, our President and Chief Executive Officer converted $450,000 of preferred stock into 165,585 shares of Common Stock, and exchanged $2,135,315 of the convertible debt that we owed him for 355,886 Units. These transactions resulted in our outstanding equity consisting of a single class of Common Stock, decreased liabilities and redeemable preferred stock, and increased shareholders’ equity in the amount of $2,585,315.

      The following table discloses the Company’s contractual cash obligations as of December 31, 2001:

	Payments Due by Period

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years

Operating Leases, net of sublease income	$279,708	$211,209	$63,233	$5,266
Line of Credit	711,000		711,000
Long-Term Debt	750,000	250,000	500,000
Long-Term Debt to shareholder	1,325,830	325,830	1,000,000

Total Contractual Cash Obligations	$3,066,538	$787,039	$2,274,233	$5,266

Risk Factors

      Following are the key risk factors that have affected our net sales and net income in the past and could materially impact our future net sales and net income:

Our business plan is based on assumptions that could prove to be incorrect, which could mean that we may be unable to expand as planned and could cause us to invest in areas that do not result in new sales.

      A key element of our business plan involves the expansion of our product line to serve what we expect to be growing new markets in the minimally invasive and implantable device sectors of the medical equipment market. The success of our plan depends on numerous assumptions that we cannot be sure are justified. If any of our key assumptions are incorrect, we could be unable to expand our business as we currently anticipate and we may make substantial investments in product development and/or marketing efforts that do not result in new product sales. Our assumptions include the following:

•	demand for sophisticated interconnect systems in the fully implantable and minimally invasive sectors will increase rapidly;

•	our technology will efficiently address market needs as they develop;

•	OEMs with whom we have or may develop relationships will be successful in developing their technologies and addressing their markets; and

•	other companies will not develop competing technologies that offer substantial technological or economic advantages over ours.

We are unable to predict the amount or timing of growth in markets where we expect our future revenue growth to occur, which could result in substantially reduced earnings or losses.

      Our implantable device and minimally invasive device markets are new and rapidly changing. Many of the medical devices manufactured by our OEM customers have long development and governmental approval cycles. We cannot accurately predict the future characteristics of our markets, including their ultimate size or the amount of time that will be required to achieve the growth on which our business plans are based. As a result, we may time our own investment of resources to address these markets in a way that either fails to meet actual demand or results in expenses that we cannot justify in light of actual sales volume. A failure to meet actual demand could put us at a competitive disadvantage, while an investment in markets that develop more slowly than anticipated could result in substantially reduced earnings or losses. We cannot assure you that we will be able to forecast market demand accurately in time to respond appropriately.

The development of new devices by our customers is often subject to review by the U.S. Food and Drug Administration and other regulatory agencies, which means that new interconnect systems that we develop for our OEM customers may not be sold in commercial quantities for a long time, if ever.

      Our sales process involves designing our interconnect systems into new OEM devices. The sale of these systems in commercial quantities is generally preceded by a pre-production design phase in which we produce various prototype systems based on input from a collaboration with the customer’s engineering and product design staff. The OEM’s medical devices are subject to regulation and licensing, usually by the U.S. Food and Drug Administration, or FDA, and sometimes by comparable foreign regulatory bodies, which increases the cost and time required for the development, marketing and sale of these devices. We expect that the sales cycle for most of our systems will be relatively slow, generally taking between six and 18 months. We are generally paid a fee under a development agreement during the design phase but do not expect such fees to contribute significantly to our profitability. If these devices are not approved or they are not successfully brought to market in a timely manner, the failure to do so will have a direct and adverse impact on our sales.

If our customers’ products are not commercially successful, this will directly and adversely impact sales of our interconnect systems.

      We work closely with our customers to design interconnect systems that each work solely for a particular device. While we seek to be a supplier to as many customers as possible in a given market, there are often reasons why we will be unable to provide systems to more than a single customer in any given market segment. Demand for our interconnect systems is substantially dependent on the success of the devices of which they are a part. Our customers’ markets are highly competitive and rapidly changing. If our customers do not succeed in introducing their devices into their chosen markets, the failure to do so will have a direct and adverse impact on our sales.

Our sales may be concentrated with one or more customers, which could make fluctuations in revenue and earnings more severe.

      Two customers, Philips Medical Systems, formerly Agilent Technologies, Inc., and Jomed N.V., accounted for approximately 15% and 12%, respectively, of our 2000 sales. In 2001, revenues from two customers represented $1,852,757 or 30% and $1,182,809 or 19%, respectively, of our revenues. Approximately 42% of our total sales were to our diagnostic ultrasound customers. There are a relatively limited number of OEMs that make medical devices and an even smaller number of OEMs that compete in any given device market. The loss of a significant customer could have a material adverse impact on our sales and earnings. While we expect the overall size of the medical device market to expand, it remains possible that significant penetration of these markets may depend on large volume sales to a limited number of potential customers. Concentration in our customer base may make fluctuations in revenue and earnings more severe and make business planning more difficult.

We may not be able to develop and introduce new systems to respond to evolving industry requirements in a timely manner, which could adversely affect our ability to compete in our target market.

      Technology, both in our markets and in our customers’ markets, is undergoing rapid change. To remain competitive in our existing markets and to emerge as a leader in new markets, we will have to maintain a leadership position in the technologies supporting those markets. Doing so will require, among other things, the following:

•	we must accurately predict the evolving needs of our customers and develop, in a timely manner, the technology required to support those needs;

•	we must provide systems that are not only technologically sophisticated but are also available at a price within customer tolerances and competitive with comparable systems;

•	we must establish and effectively defend our ownership of the intellectual property supporting our interconnect systems; and

•	we must enter into relationships with other companies that have developed complementary technology.

      We cannot assure you that we will be able to achieve any of these objectives. Our inability to achieve these objectives will have a direct and adverse impact on our sales.

We are exposed to the risk of substantial claims in the event of the failure or malfunction of any of our interconnect systems.

      Because our interconnect systems are used in medical devices, the consequences of any failure or malfunction of any of our systems is potentially severe. Failure or malfunction could cause the device to stop working properly, which could, in turn, result in injury or death. Because of the need for miniaturization, our interconnect systems are manufactured to extremely narrow tolerances at the limit of current manufacturing technology. Accordingly, a relatively small error in manufacturing and/or a lapse in quality control could result in a defective system being installed in a critical medical device. We maintain insurance against such events but we cannot assure you that such insurance will continue to be available to us in the future or that any insurance that we may obtain will adequately protect us against risk. We currently maintain product liability insurance of $6 million per occurrence and $8 million in the aggregate. Even if such a failure did not result in an immediate cash impact, the failure, and expected publicity surrounding it, would, in all likelihood, substantially adversely affect our reputation as a producer of dependable, high-quality components and could therefore adversely affect future sales and earnings.

In our intensely competitive markets many of our potential competitors have resources that we lack, which could impair our relationships with actual or potential customers.

      Our markets are intensely competitive. Competition is based on technology, established relationships, quality of support and price. Several of our competitors have a longer history of operations and more established relationships with actual and potential customers than we have. We expect that the minimally invasive and implantable device markets are likely to attract intense competition from well-qualified and well-funded sources. In addition, some of our OEM customers may choose to manufacture their own interconnect systems or to purchase them from companies with which they have or intend to develop strategic relationships. Many of our competitors and potential competitors have technological and financial resources and established business relationships that may afford them a competitive advantage.

Our failure to manage our growth effectively could have a significant negative impact on our business operations.

      We will need to expand our operations rapidly if we achieve acceptance of our systems in the minimally invasive and implantable device markets. Difficulties in managing our future growth could have a significant negative impact on our business operations, increase our costs and make it difficult for us to achieve or maintain profitability. We may not be able to project accurately the rate or timing of increases in orders for our systems, or to expand and upgrade our engineering, sales and manufacturing systems and infrastructure to accommodate these increases. Our future results of operations will depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems in response to our anticipated rapid growth.

Our current manufacturing operations in Mexico and our expected expansion of global manufacturing to include Asia may subject us to a number of risks which could disrupt the supply of our systems and adversely impact sales, earnings and customer relationships.

      We currently manufacture interconnect systems for ultrasound devices in Mexico and, to keep our costs competitively low, we expect to conduct a substantial part of the manufacturing of our future systems outside the United States. Currently, we intend to continue our operations in Mexico and we expect to expand into Asia. While we expect that most of the arrangements that we may make with regard to international manufacturing will be denominated in U.S. dollars, the conduct of such operations will subject us to foreign currency risks in the event of large changes in exchange rates. Foreign manufacturing will subject us to a number of additional risks, including:

•	changes in trade policy and regulatory requirements;

•	uncertain economic conditions in the countries in which the manufacturing occurs;

•	duties, tariffs and other trade barriers and restrictions;

•	foreign collection problems; and

•	political and transportation risks.

Any of the above factors could disrupt the supply of systems and adversely impact sales, earnings and customer relationships.

Recent Accounting Pronouncements

      In June 1998, June 1999, and June 2000, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instrument and Certain Hedging Activities, respectively. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. These statements are effective for fiscal years beginning after June 15, 2000. We adopted these statements on January 1, 2001. The adoption of these statements did not have a material impact on our consolidated financial statements.

      In July 2001, the FASB issued SFAS No. 141, Business Combinations. This statement discontinues the use of the pooling of interests method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001. The effects of this statement did not have a material impact on our consolidated financial statements.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. This statement is effective for fiscal years beginning after December 15, 2001. We have completed an evaluation of the effects of this statement and do not believe it will have a material impact on the consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective January 1, 2002. SFAS 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company is currently assessing, but has not yet determined the impact of SFAS 144 on its financial position, results of operations and cash flows.

Item 7.     Financial Statements

      The Company’s Financial Statements and the Independent Auditors’ Report thereon are presented in the following pages.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

microHelix, Inc.

      We have audited the accompanying consolidated balance sheet of microHelix, Inc., (the “Company”) as of December 31, 2001, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

February 26, 2002

MICROHELIX, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2001

December 31,
2001

Assets
Current Assets:
Cash	$7,353,316
Accounts receivable, net of allowance of $19,517.	1,048,573
Inventories (Note 3)	880,277
Prepaid expenses	170,566

Total current assets	9,452,732
Property and equipment — net (Note 4)	1,867,830
Intangible and other assets — net (Notes 2 and 5)	4,926,036

Total	$16,246,598

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$841,771
Accrued interest to shareholder (Note 9)	530,546
Accrued liabilities	377,848
Line of credit (Note 6)	711,000
Current portion of notes payable (Note 6)	250,000
Current portion of notes payable to shareholder (Notes 6 and 9)	325,830
Deferred shareholder compensation (Note 9)	200,000

Total current liabilities	3,236,995

Long-Term Liabilities:
Long-term portion of notes payable (Note 6)	500,000
Long-term portion of notes payable to shareholder (Notes 6 and 9)	1,000,000

Total long-term liabilities	1,500,000

Total liabilities	4,736,995

Shareholders’ Equity (Note 8):
Common stock, no par value, 5,519,495 shares authorized, 4,659,886 issued and outstanding at December 31	14,179,467
Additional paid-in capital	6,485,312
Notes receivable from shareholders for common stock (Note 9)	(57,940)
Deferred compensation expense (Note 8)	(84,822)
Accumulated deficit	(9,012,414)

Total shareholders’ equity	11,509,603

Total	$16,246,598

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2000 and 2001

	Year Ended December 31,

	2000	2001

Sales:
Wire and cable	$3,297,169	$5,461,053
Government contracts	960,474	761,230

Total sales	4,257,643	6,222,283
Cost of Sales:
Wire and cable	2,922,117	5,550,940
Government contracts	506,563	471,546

Total cost of sales	3,428,680	6,022,486

Gross profit	828,963	199,797

Operating Expenses:
Research and development	211,612	100,815
Sales and marketing	269,685	451,516
General and administrative	1,748,588	1,787,475

Total operating expenses	2,229,885	2,339,806

Loss from operations	(1,400,922)	(2,140,009)

Other Income (Expense):
Interest income	2,841	17,335
Interest expense	(311,649)	(758,658)
Interest expense to shareholder	(357,859)	(166,150)

Other expense — net	(666,667)	(907,473)

Net loss	$(2,067,589)	$(3,047,482)

Net loss per common share — basic and diluted	$(1.55)	$(1.82)

Shares used in per share calculation — basic and diluted	1,331,854	1,674,522

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2000 and 2001

	Common Stock		Additional
			Paid-In	Notes	Deferred	Accumulated
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Total

Balance, January 1, 2000	1,310,880	$1,581,088	$198,068	$(94,200)	$(22,502)	$(3,897,343)	$(2,234,889)
Issuance of common stock	402,923	3,704,167					3,704,167
Grant of stock options			423,925		(182,043)		241,882
Amortization of deferred compensation					32,861		32,861
Repayment of shareholder notes				260			260
Net loss						(2,067,589)	(2,067,589)

Balance, December 31, 2000	1,713,803	5,285,255	621,993	(93,940)	(171,684)	(5,964,932)	(323,308)
Conversion of preferred stock	165,585	450,000					450,000
Conversion of bridge loans	103,779	371,113	251,560				622,673
Conversion of convertible notes payable	355,886	1,272,648	862,667				2,135,315
Issuance of common stock (net of costs of $2,389,848)	2,320,833	6,800,451	4,609,701				11,410,152
Grant of stock options			17,438		(17,438)
Cancellation of stock options			(51,429)		51,429
Grant of stock warrants			173,382				173,382
Amortization of deferred compensation					52,871		52,871
Repayment of shareholder notes				36,000			36,000
Net loss						(3,047,482)	(3,047,482)

Balance, December 31, 2001	4,659,886	$14,179,467	$6,485,312	$(57,940)	$(84,822)	$(9,012,414)	$11,509,603

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2000 and 2001

	Year Ended December 31,

	2000	2001

Cash Flows from Operating Activities:
Net loss	$(2,067,589)	$(3,047,482)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	363,589	467,265
Stock compensation expense	329,070	52,871
Amortization of deferred inventory charges	—	17,043
Interest charges on warrants	—	173,382
Change in:
Accounts receivable, net	(186,509)	(437,351)
Inventories	(724,630)	235,968
Due from affiliates	121,251	65,016
Prepaid expenses	(8,438)	(139,701)
Intangible and other assets	(103,998)	55,562
Accounts payable	298,677	(54,230)
Accrued interest	72,905	(78,323)
Accrued interest to shareholder	327,130	101,508
Accrued liabilities	(157,492)	187,365
Due to affiliates	(28,525)	(20,824)

Cash used in operating activities	(1,764,559)	(2,421,931)

Cash Flows from Investing Activities:
Capital expenditures	(191,263)	(332,959)
Cash paid for acquisitions, net of cash acquired	(172,088)	—

Cash used in investing activities	(363,351)	(332,959)

Cash Flows from Financing Activities:
Repayments of notes receivable from shareholders	260	36,000
Proceeds from borrowings against notes payable and line of credit	2,500,000	3,309,151
Payments of financing costs	—	(95,000)
Principal payments on notes payable and lines of credit	(200,000)	(4,555,651)
Proceeds from issuance of common stock, net of costs	—	11,410,152
Proceeds from issuance of notes payable to shareholder	941,945	—
Proceeds from issuance of convertible notes payable to shareholder	700,000	—
Principal payments on convertible notes payable to shareholder	(1,831,627)	—

Cash provided by financing activities	2,110,578	10,104,652

Change in cash	(17,332)	7,349,762
Cash, beginning of period	20,886	3,554

Cash, end of period	$3,554	$7,353,316

Supplemental disclosure of cash flow information — Cash paid for interest	$426,041	$924,296

Supplemental disclosure of noncash investing and financing activities:
Noncash portion of acquisitions (assumptions of liabilities, issuance of note payable, and issuance of common stock)	$5,656,361	$—

Conversions of preferred stock, bridge loans, and convertible notes payable into common equity	$—	$3,207,988

See notes to consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2000 and 2001

1.     Summary of Significant Policies and Basis of Presentation

      Nature of Operations — microHelix, Inc. and its wholly owned subsidiary, BioElectric Corporation (collectively, the “Company”), is primarily engaged in the design, manufacture, and sale of micro cables, connectors, and assemblies for use in medical devices.

      Basis of Presentation — In August 2001, the Company completed a 1-for-9.0588 reverse split of its common stock, the effects of which have been retroactively applied to the Company’s financial statements for all periods presented. The reverse split was applied to outstanding common stock, as well as any common stock warrants and options granted as of the time of the reverse split.

      The consolidated financial statements include the accounts of microHelix, Inc. and its wholly owned subsidiary, BioElectric Corporation (“BioElectric”). All significant intercompany balances and transactions are eliminated upon consolidation. The results of BioElectric have been included in the consolidated financial statements since the date of acquisition (Note 2).

      Name Change and Reorganization — On December 31, 2000, mHL Development Company and its subsidiaries were legally merged into one entity with the exception of BioElectric Corporation, a wholly owned subsidiary that transferred substantially all of its assets and liabilities to the Company. In March 2001, mHL Development Company legally changed its name to microHelix, Inc.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. This includes, among other things, evaluation of the remaining life and recoverability of long-lived assets and the recoverability of inventories. Actual results could differ from those estimates.

      Credit and Collection — The Company extends credit to its customers based on an assessment of a customer’s financial circumstances, generally without requiring collateral. Some of our significant customers have experienced financial difficulties in the past, and future financial difficulties of customers could have a material adverse effect on the Company’s business.

      Inventories are stated at the lower of cost (first-in, first-out) or market.

      Property and Equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (three to seven years) beginning on the date placed in service. Leasehold improvements are amortized over the lesser of the remaining lease term or the useful life. Costs of repairs and maintenance are expensed as incurred. Management periodically evaluates the recoverability of property and equipment by comparing the carrying amounts to future undiscounted cash flows expected to be generated by such assets. The Company has not identified any such impairment losses to date.

      Intangible and Other Assets primarily represent patent costs that are amortized using the straight-line method over their estimated useful lives or 15 years, whichever is shorter, once the technology is completed and in use. Management periodically evaluates the recoverability of intangibles based on current and anticipated income and undiscounted future cash flows.

      Impairment of Long-Lived Assets — The Company evaluates its long-lived assets for financial impairments and will continue to evaluate them if events or changes in circumstance indicate the carrying amount of such assets may not be fully recoverable.

      Revenue Recognition — The Company recognizes revenue from commercial sales of micro cables, connectors, assemblies and related supplies when title passes, which is upon shipment. Commercial sales are made F.O.B. point of shipment. Returns are limited to nonconforming products.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Development contracts are structured on a cost or cost plus basis. Revenue from development contracts for non-recurring engineering is recognized as time and materials costs are incurred. Revenue from contracts for the production of prototypes is recognized when the title passes, which is upon shipment. Prototypes are tested at the Company’s facility for customer specifications prior to shipment.

      Revenue on government contracts and grants is recognized as time and materials costs are incurred using the percentage of completion method. The government generally provides grants to perform specific research and is not the ultimate customer.

      As of December 31, 2000 and 2001, there were no unbilled or pre-billed amounts on outstanding contracts. Earnings on non-recurring engineering contracts were immaterial for the years ended December 31, 2000 and 2001. Earnings on government contracts are presented in the statements of operations.

      Research and Development — Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed as the contracted work is performed.

      Income Taxes — The liability method is used to account for income taxes. Deferred income taxes are provided for the temporary effects of differences in the recognition of revenues and expenses for financial statement and income tax reporting purposes. Valuation allowances reduce deferred tax assets to an amount more likely than not to be realized.

      Stock-Based Compensation — Compensation expense for stock-based employee compensation is measured using the method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Pro forma disclosures of net losses are made as if the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense.

      Financial Instruments — The carrying value of the Company’s cash, accounts receivable, accounts payable, other accrued liabilities, and line of credit approximate their estimated fair values due to the short maturities of those instruments. At December 31, 2001, the estimated fair value of notes payable was $626,734 as compared to the carrying value of $750,000. The estimated fair value of notes payable to shareholder was $1,243,281 as compared to the carrying value of $1,325,830. Estimated rates currently available to the Company for debt with similar terms are used to estimate the fair value of notes payable and notes payable to shareholder.

      Comprehensive Loss — Comprehensive loss for the years ended December 31, 2000 and 2001 was the same as the reported net loss.

      Recent Accounting Pronouncements — In June 1998, June 1999, and June 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, respectively (collectively the “Statements”). The Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statements are effective for fiscal years beginning after June 15, 2000. The Company adopted the Statements on January 1, 2001. The adoption of the Statements did not have a material impact on the Company’s consolidated financial statements.

      In July 2001, the FASB issued SFAS No. 141, Business Combinations. The statement discontinues the use of the pooling of interests method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001. The effects of this statement did not have a material impact on the Company’s consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. This statement is effective for fiscal years beginning after December 15, 2001. We have completed an evaluation of the effects of this statement and do not believe it will have a material impact on the consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective January 1, 2002. SFAS 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company is currently assessing, but has not yet determined the impact of SFAS 144 on its financial position, results of operations and cash flows.

      Net Loss Per Share — Basic net loss per share has been computed by dividing net loss by the weighted average number of shares outstanding during each period. Diluted loss per share has been computed by dividing net loss adjusted for interest on convertible bridge loans and notes payable by the weighted average common stock and common stock equivalent shares outstanding during each period using the treasury stock method for employee stock option plans and warrants, and the if-converted method for redeemable preferred stock and convertible bridge loans and notes payable, if the common equivalent shares were not anti-dilutive. Common stock equivalents were anti-dilutive for all periods presented.

      Options to purchase 148,827 and 235,609 shares of common stock were outstanding as of December 31, 2000 and 2001, respectively, but were not included in the computation of diluted net loss per share for the years then ended because the options were anti-dilutive. These options expire on dates beginning April 2009 through October 2011. Common equivalent shares of 521,471 and 508,952 at December 31, 2000 and 2001, respectively, from assumed conversion of redeemable preferred stock, convertible notes payable, and stock warrants were not included in the computation of diluted net loss per share as they were anti-dilutive.

2.     Mergers and Acquisitions

      Effective February 4, 2000, the Company acquired all of the outstanding common stock of BioElectric, a developer of custom electronic interconnect systems for the human body located in Portland, Oregon. The Company paid $160,000 in cash, issued a promissory note for $340,000, and agreed to either make cash payments of $730,000 or issue 80,585 shares of common stock in each of five years beginning on December 31, 2001. In December 2000, the Company issued 402,923 shares with a fair value of $9.19 per share to the former owner of BioElectric in full satisfaction of the portion of the purchase price that was to be paid over the five-year period. The fair value of the 402,923 shares issued to acquire BioElectric was established by valuing the BioElectric stock received in the exchange considering such factors as the nature and history of BioElectric, the economic outlook for BioElectric and its industry, the book value of the BioElectric stock, its financial condition, the markets for its products, and its earning capacity. The income approach was used to determine fair value. Income projections for the year 2000 through 2004 were discounted using a 40% discount rate and a 5% growth rate from the end of the projection period. The former owner has agreed to certain stock transfer restrictions determined in a separate agreement, including a right of first refusal for the Company. This stock transfer restriction agreement terminated on the effective date of the Company’s initial public offering, November 16, 2001.

      The acquisition of BioElectric has been accounted for using the purchase method of accounting. Accordingly, the results of operations of BioElectric have been included in the consolidated financial statements of the Company since the date of acquisition.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair value. Assets and liabilities acquired were as follows:

Fair value of assets acquired:
Tangible assets	$879,224
Patents	4,844,167
Other	92,870

Fair value of assets acquired	5,816,261
Less:
Cash paid, net of acquired cash of $100	159,900
Note payable issued	340,000
Common stock issued	3,704,167

Liabilities assumed	$1,612,194

      In connection with an acquisition in 1999, the Company entered into a non-exclusive cable supply agreement with the former owner of the equipment and inventories acquired with an initial term effective through December 31, 2004. Prices for the products to be purchased are fixed for the term of the agreement, although subject to change upon mutual consent of the parties. The Company will earn rebates as a financial incentive should certain annual contract values for the cable purchases be achieved. As of December 31, 2001, the Company had not yet met the minimum required annual contract value to earn any such rebates.

3.     Inventories

      Inventories are as follows:

December 31,
2001

Raw materials	$1,210,730
Work-in-process	98,233
Finished goods	2,074
Inventory reserve	(430,760)

Total	$880,277

      As a result of the reduced forecast in the ultrasound market during the last quarter of 2001, we increased the provision for inventory reserves by $430,760.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Property and Equipment

      Property and equipment are as follows:

December 31,
2001

Machinery and equipment	$2,344,520
Leasehold improvements	203,638
Office furniture and equipment	227,157
Automobiles	20,000
Software	53,210

2,848,525
Accumulated depreciation	(980,695)

Property and equipment — net	$1,867,830

5.     Intangible and Other Assets

      Intangible and other assets are as follows:

December 31,
2001

Patents	$4,955,466
Accumulated amortization	(29,430)

Intangible and other assets — net	$4,926,036

6.     Line of Credit and Notes Payable

      In December 2001, the Company entered into a revolving line of credit and equipment loan agreement with a bank. Proceeds from the borrowings were used to repay, in full, principal and interest of a line of credit and note payable aggregating $382,728. The line of credit bears interest at the prime rate plus 1% (5.75% at December 31, 2001) and allows the Company to borrow up to $2,000,000. At December 31, 2001, $711,000 was outstanding on the line of credit, with interest paid monthly and principal due May 30, 2003.

      As of December 31, 2001, the Company was in compliance with the financial covenants established in the line of credit and borrowing agreement.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Notes payable consisted of the following:

December 31,
2001

Note payable, interest at prime plus 1.25%, 6% at December 31, 2001, principal and interest payable monthly, due in full on December 30, 2004, secured by inventory and equipment	750,000
Note payable to shareholder, interest at 12% at December 31, 2001, interest payable monthly and principal payments due March 2003 and December 2004, secured by certain assets	546,945
Note payable to shareholder, interest at 12% at December 31, 2001, interest payable monthly and principal payments due March 2003 and December 2004, secured by certain assets	383,885
Note payable to shareholder, interest at 15% at December 31, 2001, interest payable monthly and principal payment due December 2002, secured by certain assets	235,000
Note payable to shareholder, interest at 12% at December 31, 2001, interest payable monthly and principal payments due March 2003 and December 2004, secured by certain assets	160,000

Total notes payable	2,075,830
Less current portion	(575,830)

Long-term portion of notes payable	$1,500,000

      Long-term notes payable consist of a $500,000 note payable to a bank and $1,000,000 of notes payable to shareholder.

      Principal payments due on notes payable are as follows as of December 31, 2001:

2002	$575,830
2003	650,000
2004	850,000

Total	$2,075,830

      In February 2002, the Company’s President and Chief Executive Officer (the “shareholder”), along with the Board of Directors, agreed to reduce the interest rates on notes payable to shareholder from 12% to 7.5% and extend the terms for $400,000 of the balance from December 31, 2002 to March 31, 2003 and the remaining $600,000 of the balance will be due December 31, 2004. The shareholder, who also serves as trustee of the Sass Living Trust, along with Board of Directors, also agreed to reduce the interest rate on the note payable to the Sass Living Trust from 15% to 7.5%. In connection with the revisions, the Company repaid $90,830 of principal in 2002 in order to reduce the outstanding principal to $1,000,000. Additionally, the Company paid accrued interest in full for both the notes payable to the shareholder and to the Sass Living Trust in the amounts of approximately $460,000 and $72,000, respectively. As a result of the above events, the Company has classified $1,000,000 of the notes payable to shareholder as long-term at December 31, 2001.

7.     Income Taxes

      Deferred income taxes, reflecting the net tax effects of temporary differences between the carrying amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, are based on tax laws currently enacted.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Components of deferred tax assets are as follows:

December 31,
2001

Federal net operating loss carryforwards	$2,846,385
State net operating loss carryforwards	387,564
Stock-based compensation	136,287
Related party interest	220,707
Other	84,075

Deferred tax asset	3,675,018
Valuation allowance	(3,675,018)

Net	$—

      As of December 31, 2001, the Company had federal and state net operating loss carryforwards of $8,132,528 and $5,872,181, respectively, expiring during the years 2013 through 2021. No provision for income taxes has been provided due to the Company’s net losses.

      SFAS No. 109, Accounting for Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s current operating losses, management has provided a 100% valuation allowance for its net deferred tax assets. Ownership changes due to the planned sale of the Company’s common stock, as part of the units, could limit the amount of net operating loss carryforwards available for use in any one year or in the aggregate.

8.     Shareholders’ Equity

      Common Stock — Effective November 16, 2001, the Company accomplished an initial public offering (the “offering”) in which it issued 2,000,000 units at $6.00 per unit. A unit consisted of one share of common stock, one Class A warrant to purchase one share of common stock, and one Class B warrant to purchase one share of common stock. In December 2001, the Company issued an additional 300,000 units as the representatives of the underwriters exercised their over-allotment option.

      In connection with the offering, redeemable preferred stock of $450,000 was converted into 165,585 shares of common stock, convertible bridge loans of $600,000 plus accrued interest of $22,673 were converted into 103,779 units, and convertible notes payable to shareholder of $2,135,315 were converted into 355,886 units.

      As discussed in Note 1, in August 2001, the Company completed a 1-for-9.0588 reverse split of its common stock. The effects of the reverse split have been retroactively applied to the Company’s financial statements for all periods presented.

      Dividend Policy — The declaration and payment of any future cash dividends is prohibited by the Company’s credit agreement and may be similarly restricted in the future.

      Stock Incentive Plan — The Company’s 2001 Stock Incentive Plan (the “2001 Plan”) was adopted by the board of directors in July 2001 and approved by the shareholders in August 2001. The 2001 Plan provides for the issuance of options to purchase up to 600,000 shares of common stock. Options are granted under various vesting arrangements, up to a maximum of five years and expire after a maximum of ten years and are subject to a stock transfer restriction agreement to be entered into upon exercise.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has a 1998 Stock Incentive Plan (the “1998 Plan”), which provides for issuance of options to purchase up to 220,780 shares of common stock to its employees and service providers. Options are granted under various vesting arrangements, up to a maximum of five years and expire after a maximum of ten years and are subject to a stock transfer restriction agreement to be entered into upon exercise.

      The following table summarizes activity under the 1998 and 2001 Plans:

	Outstanding Options

		Weighted
		Average	Weighted
		Exercise	Average Fair
	Number	Price Per	Value Per
	of Shares	Share	Share

Balance at December 31, 1999	70,365	$4.27	$1.97
Options granted, less than market price	67,088	2.72	7.24
Options granted at market price	11,332	9.06	3.90

Balance at December 31, 2000	148,785	3.93	4.49
Options granted, less than market price	68,994	9.06	3.97
Options granted at market price	60,519	3.58	1.57
Options cancelled	(42,688)	2.86	4.85

Balance at December 31, 2001	235,609	$5.54	$3.52

      In November 2001, the Company made an exchange offer to employees who held options at an exercise price of $9.06 per share, in which the employees would be able to be granted new options in six months and one day from the cancellation date of their existing options. In connection with this offer, 34,607 options were cancelled.

      The following table summarizes information about stock options outstanding and exercisable under the 1998 and 2001 Plans at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average	Number	Average
	Number	Contractual	Exercise	of Options	Exercise
Exercise Price	of Options	Life (yrs)	Price	Exercisable	Price

$1.09	2,208	6.50	$1.09	1,325	$1.09
$2.72	110,329	7.72	2.72	42,462	2.72
$3.58	60,519	9.24	3.58	0	3.58
$9.06	62,533	9.15	9.06	9,000	9.06

	235,609	8.45	$5.54	52,787	$3.76

      In 2000, the Company issued approximately 39,492 options to certain employees in lieu of ten months of salary and wages. The intrinsic value of the options granted in lieu of salary was equivalent to the reduction in employee salaries. Accordingly, no deferred compensation was recorded.

      The Company has computed, for pro forma disclosure purposes, the value of all stock options granted during the years ended December 31, 2000 and 2001 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for the year ended December 31, 2000, were a risk-free interest rate of 5.375%, 26% volatility, no expected dividend yield, and an expected life of 7.5 years. The weighted average assumptions used for stock option grants for the year ended December 31, 2001, were a risk-free interest rate of 4.860%, 29% volatility, no expected dividend yield, and an expected life of 7.5 years.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If the Company had accounted for the 1998 and 2001 Plans in accordance with SFAS No. 123, the Company’s net loss and net loss per common share would have been adjusted to the following pro forma amounts:

	Year Ended December 31,

	2000	2001

Net loss:
As reported	$(2,067,589)	$(3,047,482)
Pro forma	(2,138,358)	(3,179,839)
Basic and diluted net loss per common share:
As reported	(1.55)	(1.82)
Pro forma	(1.61)	(1.40)

      The pro forma amounts may not be indicative of the effects on reported net loss for future periods due to the effect of options vesting over a period of years and the awarding of stock compensation in future years.

      Stock Warrants — In connection with bridge loans issued in June 2001, the Company granted warrants to purchase 156,000 units at 90% of the initial public offering price. The warrants may be exercised at any time during a period of three years commencing on the first anniversary of the effective date of the offering or November 16, 2002. Interest expense of $162,963 was recorded based on the fair value of the warrants that was calculated using the Black-Scholes pricing model and the following assumptions: risk-free interest rate of 4.58%, no expected dividend yield, 30% volatility, and an expected life of 3.75 years.

      In connection with a credit facility agreement entered into in January 2001, the Company granted 4,416 common stock warrants at an exercise price of $9.0588 per share. The warrants expire in January 2008. A discount of $10,419 on the line of credit and note payable issued under the former credit facility was calculated as the difference between the exercise price of the warrants and the fair value of the Company’s common stock calculated using the Black-Scholes pricing model and the following assumptions: risk-free interest rate of 4.625%, no expected dividend yield, 30% volatility, and an expected life of five years. The discount was applied proportionately to the proceeds of the related line of credit and note payable to be amortized over the life of the agreements, which were paid in full as of December 31, 2001. Accordingly, the discount has been fully amortized as of December 31, 2001.

      Deferred Compensation — In connection with stock option grants issued to employees and consultants of the Company, deferred compensation of $182,043 and zero was recorded during 2000 and 2001, respectively. Deferred compensation related to stock options granted to employees was calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock and is being amortized on a straight-line basis over the vesting period of the options. Deferred compensation related to stock options granted to consultants during 2000 was calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock calculated using the Black-Scholes pricing model and the following assumptions: risk-free interest rate of 5.375%, no expected dividend yield, 26% volatility and an expected life of five years. Deferred compensation to consultants is being amortized on a straight-line basis over the related service periods.

9.     Related-Party Transactions

      The shareholder has a controlling interest in National Applied Science, Inc., Red Dot, Inc., and Fidelcor Capital. During 2001, the Company settled all due to/from affiliate amounts.

      There are no transactions with the affiliates that impact sales or expenses.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant transactions and balances with shareholders are summarized below:

December 31,
2001

Notes receivable from shareholders for common stock	$57,940

Accrued interest to shareholder	$530,546

Notes payable to shareholder	$1,325,830

Deferred shareholder compensation	$200,000

	Year Ended December 31,

	2000	2001

Interest expense to shareholder	$357,859	$166,150

      During 1999, the shareholder of the Company agreed to defer his annual compensation of $200,000 to future periods in order to improve the Company’s cash flow. In February 2002, the Company agreed to repay $125,000 of the deferred compensation and the shareholder agreed to forgive the remaining $75,000. Accordingly, the $200,000 of deferred compensation has been classified as a current liability as of December 31, 2001.

10.     Commitments and Contingencies

      Operating Leases — The Company leases certain office space and equipment. The operating leases expire at various dates through November 2005. Future minimum rental commitments under noncancelable operating leases are as follows:

Year Ending December 31,

2002	$301,183
2003	54,702
2004	8,134
2005	7,895
2006	5,266

Total	377,180
Less: Sublease income	(97,472)

Net operating lease commitments	$279,708

      Rent expense was $358,282 and $321,342 (net of sublease income of $37,489 and $89,974) for the years ended December 31, 2000 and 2001, respectively.

      Government contracts — The Company enters into governmental contracts, in which it may commit to certain equipment purchases. However, the contracting party is obligated to reimburse the Company for all such purchases.

      Litigation — From time to time, the Company is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. Management believes that any ultimate liability from litigation will not materially affect the financial position, results of operations, or cash flows of the Company.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Major Customers

      In 2000, revenues from two customers represented $619,268 or 15% and $531,316 or 12%, respectively, of the Company’s revenues. In 2001, revenues from three customers represented $1,852,757 or 30%, $1,182,809 or 19%, and $746,674 or 12%, respectively, of the Company’s revenues. Revenues earned from governmental contracts were from the same customer for all periods presented.

12.     Segments

      The Company operates in two segments. The wire and cable segment designs and manufactures micro cables, connectors, and assemblies for use in medical devices. The government contracts segment performs research funded by governmental institutions, primarily the National Institutes of Health, for development of custom electronic interconnect systems for the human body.

      The following is a summary of various financial amounts for each of the Company’s business segments. There were no intersegment sales during any of the periods presented.

	Year Ended December 31,

	2000	2001

Sales:
Wire and cable	$3,297,169	$5,461,053
Government contracts	960,474	761,230

Total	$4,257,643	$6,222,283

Gross profit (loss):
Wire and cable	$375,052	$(89,887)
Government contracts	453,911	289,684

Total	$828,963	$199,797

Depreciation and amortization:
Wire and cable	$282,435	$369,881
Government contracts	81,154	97,384

Total	$363,589	$467,265

Assets:
Wire and cable	$8,132,143	$15,743,446
Government contracts	600,536	503,152

Total	$8,732,679	$16,246,598

      The following is a summary of sales by geographic region.

	Year Ended December 31,

	2000	2001

Sales:
North America	$3,803,475	$5,952,024
Europe	431,735	262,223
Other	22,433	8,036

Total	$4,257,643	$6,222,283

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sales to customers in the United States were $3,774,488 and $5,931,950 during the years ending December 31, 2000 and 2001, respectively.

      The following is a summary of long-lived assets by geographic location.

December 31, 2001

United States	$6,666,585
Mexico	127,281

$6,793,866

13.     Retirement Plan

      The Company offers a 401(k) employee savings plan with eligibility requirements of three months of service. There are no required employer contributions and no Company contributions were made to the plan during the years ended December 31, 2000 and 2001.

14.     Subsequent Events

      During February 2002, as discussed at Note 6, the Company agreed to pay the shareholder $90,830 of principal and $532,000 of accrued interest in exchange for interest rate reductions and an extension of the maturity date on notes payable to shareholder.

      Additionally, in February 2002, as discussed at Note 10, the shareholder agreed to accept $125,000 as full and complete satisfaction of a long-term liability of $200,000 that was carried by the Company for deferred salary for services rendered during the year 1999.

* * * * * *

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 9.	Directors and Executive Officers of the Registrant

      The response to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2002.

Item 10.	Executive Compensation

      The response to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2002.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

      The response to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2002.

Item 12.	Certain Relationships and Related Transactions

      The response to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2002.

PART IV

Item 13.	Exhibits and Reports on Form 8-K

Exhibit
Number	Description

3.1(1)	Amended and Restated Articles of Incorporation of microHelix, Inc.
3.2(1)	Bylaws of microHelix, Inc.
4.2(1)	Form of Warrant Agreement among microHelix, Inc. and UMB Bank, n.a., as Warrant Agent, including the form of Class A Warrant and Class B Warrant
4.3(1)	Form of Unit Certificate
4.4(1)	Form of Warrant to Paulson Investment Company, Inc.
10.1(1)	Agreement to Provide Registration and Subscription Rights dated July 1, 1999 between Richard G. Sass and The Polymer Technology Group
10.2(1)	Warrant dated March 27, 2000 to The Polymer Technology Group
10.3(1)	Warrant Agreement dated January 5, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank
10.4(1)	Amendment to Warrant Agreement dated May 31, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank
10.5(1)	Antidilution Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank
10.6(1)	Stock Transfer Restriction Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank
10.7(1)	Promissory Note dated December 7, 1991 from microHelix, Inc. in favor of Richard G. Sass
10.8(1)	Promissory Note and Security Agreement dated December 15, 1999 from microHelix, Inc. in favor of Richard G. Sass
10.9(1)	Promissory Note and Security Agreement dated January 20, 2000 from microHelix, Inc. in favor of Sass Revocable Trust
10.10(1)	Promissory Note and Security Agreement dated February 1, 2000 from microHelix, Inc. in favor of Richard G. Sass

Exhibit
Number	Description

10.11(1)	Promissory Note and Security Agreement dated August 1, 2000 from microHelix, Inc. in favor of Richard G. Sass
10.12(1)	Promissory Note and Security Agreement dated April 12, 2001 from microHelix, Inc. in favor of Richard G. Sass
10.13(1)	Standard Commercial-Industrial Lease Agreement dated August 1, 2000 between microHelix, Inc. and La Bajada Land Company LLC
10.14(1)	Addendum for Manufacturing Space Lease Agreement dated November 1, 2000 between microHelix, Inc. and Javid LLC
10.15(1)	Addendum for Manufacturing Space Sub-Lease dated June 23, 2000 between microHelix, Inc. and Agave Wire
10.16(1)	Lease Agreement dated April 20, 1992 between microHelix, Inc. and Pacific Realty Associates, L.P., and lease amendments dated August 12, 1992, February 16, 1995, April 26, 1996 and July 3, 1997
10.17(1)	microHelix, Inc. 1998 Stock Incentive Plan
10.18(1)	Form of Incentive Stock Option Agreement for 1998 Stock Incentive Plan
10.19(1)	Form of Non-Statutory Stock Option Agreement for 1998 Stock Incentive Plan
10.20(1)	microHelix, Inc. 2001 Stock Incentive Plan
10.21(1)	Form of Incentive Stock Option Agreement for 2001 Stock Incentive Plan
10.22(1)	Form of Non-Statutory Stock Option Agreement for 2001 Stock Incentive Plan
10.23(1)	Form of Warrant for Bridge Loan
10.24(1)	National Institutes of Health Grant Number 5 R44 NS33427-03, dated July 19, 2001
10.25(1)	National Institutes of Health Grant Number 2 R44 MH59502-02, dated September 29, 2000
10.26(2)	Form of Amended and Restated Promissory Note dated February 8, 2002 from microHelix, Inc. in favor of Richard G. Sass in the original principal amount of $456,115
10.27(2)	Form of Amended and Restated Promissory Note dated February 8, 2002 from microHelix, Inc. in favor of Richard G. Sass in the original principal amount of $160,000
10.28(2)	Form of Amended and Restated Promissory Note dated February 8, 2002 from microHelix, Inc. in favor of Richard G. Sass in the original principal amount of $383,885
10.29(2)	Form of Amended and Restated Security Agreement dated February 8, 2002 from microHelix, Inc. to Richard G. Sass
10.30(2)	Promissory Note dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.31(2)	Business Loan Agreement dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.32(2)	Commercial Security Agreement dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.33(2)	Promissory Note dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.34(2)	Business Loan Agreement (Asset Based) dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.35(2)	Commercial Security Agreement dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.36(2)	Subordination Agreement between microHelix, Inc. and West Coast Bank
21.1(1)	Subsidiaries of microHelix, Inc.

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-65872), declared effective on November 16, 2001.

(2)	Filed herewith.

SIGNATURES

      In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned, thereunto duly authorized.

MICROHELIX, INC.

By:	/s/ RICHARD G. SASS
Richard G. Sass Chief Executive Officer

Dated	March 26, 2002

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD G. SASS Richard G. Sass	Chairman, President and Chief Executive Officer	March 26, 2002

/s/ TERRENCE A. RIXFORD Terrence A. Rixford	Chief Financial Officer and Director	March 26, 2002

/s/ DAVID R. BULLEN David R. Bullen	Director	March 26, 2002

/s/ JANE K. CONNER Jane K. Conner	Director	March 26, 2002

/s/ JOHN L. CRARY John L. Crary	Director	March 26, 2002

/s/ TYRAM H. PETTIT Tyram H. Pettit	Director	March 26, 2002

/s/ JAMES B. STEWART James B. Stewart	Director	March 26, 2002

/s/ JAMES M. WILLIAMS James M. Williams	Director	March 26, 2002

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Amended and Restated Articles of Incorporation of microHelix, Inc.
3.2(1)	Bylaws of microHelix, Inc.
4.2(1)	Form of Warrant Agreement among microHelix, Inc. and UMB Bank, n.a., as Warrant Agent, including the form of Class A Warrant and Class B Warrant
4.3(1)	Form of Unit Certificate
4.4(1)	Form of Warrant to Paulson Investment Company, Inc.
10.1(1)	Agreement to Provide Registration and Subscription Rights dated July 1, 1999 between Richard G. Sass and The Polymer Technology Group
10.2(1)	Warrant dated March 27, 2000 to The Polymer Technology Group
10.3(1)	Warrant Agreement dated January 5, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank
10.4(1)	Amendment to Warrant Agreement dated May 31, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank
10.5(1)	Antidilution Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank
10.6(1)	Stock Transfer Restriction Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank
10.7(1)	Promissory Note dated December 7, 1991 from microHelix, Inc. in favor of Richard G. Sass
10.8(1)	Promissory Note and Security Agreement dated December 15, 1999 from microHelix, Inc. in favor of Richard G. Sass
10.9(1)	Promissory Note and Security Agreement dated January 20, 2000 from microHelix, Inc. in favor of Sass Revocable Trust
10.10(1)	Promissory Note and Security Agreement dated February 1, 2000 from microHelix, Inc. in favor of Richard G. Sass
10.11(1)	Promissory Note and Security Agreement dated August 1, 2000 from microHelix, Inc. in favor of Richard G. Sass
10.12(1)	Promissory Note and Security Agreement dated April 12, 2001 from microHelix, Inc. in favor of Richard G. Sass
10.13(1)	Standard Commercial-Industrial Lease Agreement dated August 1, 2000 between microHelix, Inc. and La Bajada Land Company LLC
10.14(1)	Addendum for Manufacturing Space Lease Agreement dated November 1, 2000 between microHelix, Inc. and Javid LLC
10.15(1)	Addendum for Manufacturing Space Sub-Lease dated June 23, 2000 between microHelix, Inc. and Agave Wire
10.16(1)	Lease Agreement dated April 20, 1992 between microHelix, Inc. and Pacific Realty Associates, L.P., and lease amendments dated August 12, 1992, February 16, 1995, April 26, 1996 and July 3, 1997
10.17(1)	microHelix, Inc. 1998 Stock Incentive Plan
10.18(1)	Form of Incentive Stock Option Agreement for 1998 Stock Incentive Plan
10.19(1)	Form of Non-Statutory Stock Option Agreement for 1998 Stock Incentive Plan
10.20(1)	microHelix, Inc. 2001 Stock Incentive Plan
10.21(1)	Form of Incentive Stock Option Agreement for 2001 Stock Incentive Plan
10.22(1)	Form of Non-Statutory Stock Option Agreement for 2001 Stock Incentive Plan
10.23(1)	Form of Warrant for Bridge Loan
10.24(1)	National Institutes of Health Grant Number 5 R44 NS33427-03, dated July 19, 2001
10.25(1)	National Institutes of Health Grant Number 2 R44 MH59502-02, dated September 29, 2000

Exhibit
Number	Description

10.26(2)	Form of Amended and Restated Promissory Note dated February 8, 2002 from microHelix, Inc. in favor of Richard G. Sass in the original principal amount of $456,115
10.27(2)	Form of Amended and Restated Promissory Note dated February 8, 2002 from microHelix, Inc. in favor of Richard G. Sass in the original principal amount of $160,000
10.28(2)	Form of Amended and Restated Promissory Note dated February 8, 2002 from microHelix, Inc. in favor of Richard G. Sass in the original principal amount of $383,885
10.29(2)	Form of amended and Restated Security Agreement dated February 8, 2002 from microHelix, Inc. to Richard G. Sass
10.30(2)	Promissory Note dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.31(2)	Business Loan Agreement dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.32(2)	Commercial Security Agreement dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.33(2)	Promissory Note dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.34(2)	Business Loan Agreement (Asset Based) dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.35(2)	Commercial Security Agreement dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.36(2)	Subordination Agreement between microHelix, Inc. and West Coast Bank
21.1(1)	Subsidiaries of microHelix, Inc.

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-65872), declared effective on November 16, 2001.

(2)	Filed herewith.