Form 10KSB/A
period 2001-12-31
MICROHELIX INC
filed 2002-05-01
CIK 1142406

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ending December 31, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 001-16781

MICROHELIX, INC.
(Exact name of Registrant as specified in its charter)

Oregon	91-1758621
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16125 S.W. 72nd Avenue, Portland, Oregon 97224
(Address of principal executive offices)

(503) 968-1600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock
Class A Warrants to purchase one share of Common Stock
Class B Warrants to purchase one share of Common Stock
Units of one share of Common Stock, one Class A Warrant and one Class B Warrant

Securities registered pursuant to Section 12(g) of the Act:

None

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

     Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendments to this Form 10-KSB ☒.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of March 15, 2002, was approximately $6,275,000 based upon the last sale price reported for such date on the NASDAQ SmallCap Market. The aggregate market value of the Class A Warrants and Class B Warrants as of March 15, 2002, was approximately $910,000 and $1,349,000, respectively, based upon the last sale price reported for such date on the NASDAQ SmallCap Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive. As of March 31, 2001, there were 14,585,085 shares of the Registrant’s common stock, $0.01, par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

     This Amendment amends and restates Items 9, 10, 11, 12 and 13 of Part III of microHelix, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2001. The complete text of each Item as amended and restated is set forth below.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Our executive officers and directors are as follows:

Name	Age	Position

Richard G. Sass	59	Director, Chairman, Chief Executive Officer and President
Terrence A. Rixford	66	Director and Chief Financial Officer
Jane K. Conner	45	Director, Treasurer and Secretary
Tyram H. Pettit	51	Director and Chief Operating Officer
W. Kenneth Ward	49	Chief Scientific Officer
John L. Crary	48	Director
James B. Stewart	52	Director
James M. Williams	58	Director

     Richard G. Sass is the founder of microHelix and has been our President, Chief Executive Officer, Chairman and a director since the Company’s inception in 1997. In 1972, Mr. Sass founded Precision Interconnect Corporation, which sells interconnect systems. In 1991, Precision Interconnect Corporation was sold to AMP, Inc., a Fortune 100 Company and one of the largest connector manufacturers in the world. Mr. Sass has been involved with a number of start-up companies, primarily in the medical electronics and the telecommunications markets. Mr. Sass holds a B.A. in Business from Michigan State University.

     Terrence A. Rixford became our Chief Financial Officer and a director in September 2001. From 1998 to 2001, Mr. Rixford was involved in various charitable activities. From 1992 to 1998, Mr. Rixford was Vice President, Finance for Analogy, Inc., a software design company (subsequently acquired by Avant! Corporation in March 2000). During his employment at Analogy, Inc., he was involved with their initial public offering. Mr. Rixford has more than 30 years of experience in senior financial positions in the high technology industry. Mr. Rixford received a B.S. in Business Administration from Mt. St. Mary’s College and an M.B.A. in Accounting from the Cornell University Graduate School of Business.

     Jane K. Conner, CPA, has been with microHelix since its organization in 1997 and has been a director since 1998. Ms. Conner was appointed Treasurer and Director of Corporate Strategy and Administration in September 2001. Ms. Conner served as our Chief Financial Officer from 1997 until August 2001. Since 1994, Ms. Conner also has served in one or more of the Chief Financial Officer, Controller, Secretary and Treasurer positions for other companies affiliated with Mr. Sass, including National Applied Science, Inc., Key Tech Incorporated and BioElectric Corporation. Previously, Ms. Conner was employed by Deloitte & Touche, formerly known as Deloitte Haskins and Sells, for a period of six years. Ms. Conner received a B.S. in Business from Humboldt State University and an M.B.A. from the University of Portland.

     Tyram H. Pettit was named Chief Operating Officer in December 2001, having joined the Company in June 2001 as Director of Business Development, and has been a director of microHelix since 1998. Mr. Pettit has over 26 years management experience in commercial and investment banking with Bank of America, Union Bank and Glen Eden Capital and in various executive positions with several small growth companies, including CMC Research, The Coast Airline and Djangos.com, Inc. From 1998 to 1991, Mr. Pettit served as President of Vailwood Products, the manufacturer of Vailtex and LiquiGrip high performance latex exam gloves for the biotechnology and laboratory markets. Between 1983 and 1984, Mr. Pettit served the Reagan Administration as a Special Assistant in the Federal Aviation Administration. Mr. Pettit holds a B.A. in Liberal Arts from Pomona College and an M.B.A. in Finance from the Columbia University Graduate School of Business.

     Dr. W. Kenneth Ward joined microHelix as our Chief Scientific Officer in May 2001, after having served as a consultant to the Company. He has been the Chief Scientific Officer and Principal Investigator for iSense Corporation (formerly known as National Applied Science) since 1998. Since 1987, Dr. Ward has served as a Clinical Assistant Professor/Associate Professor at Oregon Health and Science University. Dr. Ward obtained his B.A. in Chemistry and Biology at Whittier College, his M.D. from the University of Colorado School of Medicine in 1978, completed his Residency in Internal Medicine in 1981 at the University of Colorado Affiliated Hospitals, and completed his Fellowship in Diabetes and Endocrinology in 1984 at the University of Washington.

     John L. Crary became a director of microHelix in June 2001. Since 1999, Mr. Crary has served as President of Juniper Capital LLC, a private investment company. From October 1999 until May 2000, Mr. Crary also served as the Secretary and Treasurer of ANTs Software, Inc., a software development company. Prior to this time, Mr. Crary worked as an independent corporate financial advisor to various biotechnology, software and other ventures and as an investment banker with EF Hutton & Company. Mr. Crary is also a director of Scheid Vineyards, Inc. Mr. Crary holds a B.A. in Social Ecology from the University of California at Irvine and an M.B.A. from the Columbia University Graduate School of Business.

     James B. Stewart has been a director of microHelix since 1998. Mr. Stewart has more than 20 years of experience in senior financial and operating roles. Mr. Stewart has served as the Chief Executive Officer of Ironwood Pacific, Inc., a privately owned manufacturer of recreational products, since he founded it in 1993. He is currently serving as the Chief Financial Officer for iMove, Inc., a multiview and panoramic imaging company, Templex Technologies, Inc., an optical components company, and Quando, Inc., a search engine software company, all early-stage companies. Mr. Stewart earned a B.A. in Economics from the University of California at Santa Barbara and an M.B.A. from the University of Michigan.

     James M. Williams has been a director of microHelix since 1998. He is currently the Chairman of Encore Senior Living, LLC one of the nation’s largest privately held providers of senior living services. From Encore’s inception in 1996 until 2001, Mr. Williams was its President and CEO. Prior to Encore, Mr. Williams was a co-founder, COO and Vice-Chairman of Brim, Inc., one of the nation’s leading hospital management companies, which merged into Province Healthcare Inc., in 1996. Mr. Williams obtained a B.S. in Engineering and an M.B.A. from Oregon State University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors, and persons who own more than 10 percent of the Common Stock to file reports of ownership and changes in ownership with the SEC. Executive officers, directors, and beneficial owners of more than 10 percent of the Common Stock are required by the SEC’s regulation to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely on a review of such reports received by the Company and on written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors have been complied with, except that a report filed by Mr. Sass on November 16, 2001 overstated the number of shares held by him by 165,585 shares. A corrected report was filed by Mr. Sass promptly upon learning of the discrepancy.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid during the last three fiscal years to our Chief Executive Officer. No other executive officer received compensation in excess of $100,000 in any year.

	Annual
	Compensation			Long-Term
				Compensation
Name	Year	Salary		Securities Underlying Options

Richard G. Sass	2001	$180,000		0
	2000	0		23,650 (1)
	1999	125,000	(2)	5,519 (3)

(1)	These options were issued in lieu of salary, at 2,365 options per month for 10 the months that no compensation was received.

(2)	Mr. Sass was not paid a salary in 1999. In February 2002, the Company paid Mr. Sass $125,000 in full satisfaction of the accrued and deferred salary incurred in 1999.

(3)	Each member of the Board of Directors then in office, including Mr. Sass, was awarded 5,519 options in 1999.

Option Exercises and Holdings

     The following table sets forth information concerning options held by our Chief Executive Officer and our directors. No stock options were granted to Mr. Sass during the year ended December 31, 2001. Mr. Sass did not exercise any options in the last fiscal year.

	Number of	% of Total
	Securities	Options
	Underlying	Granted to	Exercise
Name	Options	Employees	Price ($/sh)	Expiration Date

Richard G. Sass	29,174 (1)	11.0%	$2.72	(2)
Jane K. Conner	16,320	6.2	(3)	(4)
Tyram H. Pettit	9,935	3.7	(5)	(6)
David R. Bullen	5,519	2.1	2.72	March 18, 2009(7)
John L. Crary	5,519	2.1	9.06	June 20, 2011
James B. Stewart	5,519	2.1	2.72	March 18, 2009
James M. Williams	5,519	2.1	2.72	March 18, 2009
Terrence A. Rixford	55,519	20.9	3.08	September 3, 2011

(1)	Options to purchase 23,650 shares were issued in lieu of salary for the 2000 fiscal year at 2,365 options per month for 10 months and 5,519 options were issued on March 19, 1999.

(2)	Options to purchase 5,519 shares expire on March 18, 2009, and options to purchase 23,650 shares expire on December 30, 2010.

(3)	The exercise price with respect to 7,489 shares is $2.72. The exercise price with respect to 8,831 shares is $9.06.

(4)	Options to purchase 5,519 shares expire on March 18, 2009, options to purchase 1,971 shares expire on December 31, 2010 and options to purchase 8,831 shares expire on July 23, 2011.

(5)	The exercise price with respect to 5,519 shares is $2.72. The exercise price with respect to 4,415 shares is $9.06.

(6)	Options to purchase 5,519 shares expire on March 18, 2009, and options to purchase 4,415 shares expire on July 23, 2011.

(7)	Mr. Bullen resigned his position as a Director of the Company in April 2002. His options will, therefore, expire on May 30, 2002.

Director Compensation

     Directors are reimbursed for the expenses they actually incur in attending board meetings. Directors are not paid a fee for their services or attendance at board meetings. Pursuant to a vote of the shareholders at the Annual Meeting of Shareholders held on August 3, 2001, the Company adopted a Stock Incentive Plan that allows for the issuance of stock options to both employee/directors and non-employee directors and each director has been granted options to purchase 5,519 shares of the Company’s common stock. A compensation plan for non-employee directors is being considered for 2002, but as of May 6, 2002, no such plan has been adopted.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee during fiscal year 2001 were Messrs. Bullen, Stewart and Williams, each of whom was an independent director not employed by the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of April 1, 2002, with respect to the beneficial ownership of the common stock by: (1) each shareholder known by us to be the beneficial owner of more than five percent of the common stock; (2) each of our directors; (3) our Chief Executive Officer; (4) all officers and key employees; and (5) all current officers, key employees and directors as a group. The address of each person listed below is: c/o microHelix, Inc., 16125 SW 72nd Avenue, Portland, Oregon 97224. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock issuable on exercise of currently exercisable or convertible securities or securities exercisable or convertible within 60 days of April 1, 2002 are deemed beneficially owned and outstanding for computing the percentage owned by the person holding such securities, but are not considered outstanding for computing the percentage of any other person. Unless otherwise noted, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite that shareholder’s name.

	Shares Beneficially Owned

Name of Beneficial Owner	Number		Percent

Richard G. Sass	1,455,422	(1)(2)	13.30%
Jane K. Conner	27,713	(3)(4)	*
John L. Crary	325,914	(5)(6)	2.98
Tyram H. Pettit	18,622	(7)	*
W. Kenneth Ward	4,415	(8)	*
James B. Stewart	41,395	(8)	*
James M. Williams	74,312	(8)(9)	*
Terrence A. Rixford	6,000	(10)	*
St. John Medical Center Foundation(11)	402,923		*
All executive officers, key employees and directors as a group (8 persons)	1,953,793	(12)(13)	17.80%

*	Less than one percent.

(1)	Includes 9,146 shares that may be acquired within 60 days after April 1, 2002 pursuant to the exercise of options.

(2)	Includes (a) 43,249 shares of common stock and Class A and Class B warrants to purchase 86,498 shares of common stock held by the J.M. Ek Living Trust, of which Mr. Sass is the trustee; and (b) 65,000 shares of common stock and Class A and Class B warrants to purchase 130,000 shares of common stock that may be acquired by the J.M. Ek Living Trust pursuant to a warrant to purchase 65,000 units.

(3)	Includes 850 shares held for the benefit of Ms. Conner’s children.

(4)	Includes 6,575 shares that may be acquired within 60 days after April 1, 2002 pursuant to the exercise of options.

(5)	Includes 43,270 shares of common stock, Class A and Class B warrants to purchase up to an aggregate of 86,540 shares of common stock and warrants to purchase 65,000 units each consisting of one share of common stock, one Class A warrant and one Class B warrant held by two trusts, of which Mr. Crary is both the trustee and the beneficiary.

(6)	Includes 1,104 shares that may be acquired within 60 days of April 1, 2002 pursuant to the exercise of options.

(7)	Includes 6,181 shares that may be acquired within 60 days after April 1, 2002 pursuant to the exercise of options.

(8)	Includes 4,415 shares that may be acquired within 60 days after April 1, 2002 pursuant to the exercise of options.

(9)	Includes 27,597 shares of common stock owned by a corporation controlled by Mr. Williams and members of his family and Class A and Class B warrants to purchase up to an aggregate of 28,200 shares of common stock.

(10)	Includes 2,000 shares of common stock and Class A and Class B warrants to purchase up to an aggregate of 4,000 shares of common stock.

(11)	The Board of Directors of St. John Medical Center Foundation has empowered Thomas Bashwiner, its Regional Vice President, to exercise voting and investment control over these shares.

(12)	Includes 40,666 shares that may be acquired within 60 days after April 1, 2002 pursuant to the exercise of options.

(13)	Includes 465,238 shares of common stock that may be acquired upon exercise of warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     microHelix was founded by Richard G. Sass. microHelix Labs, Inc., a wholly owned subsidiary of microHelix that was merged into it in December 2000, borrowed a net amount of $1,093,312 from Mr. Sass through a revolving line of credit. The loans accrued interest at 12 percent per annum until the merger on December 31, 2000. microHelix Labs, Inc. also borrowed $235,000 at 15 percent interest from the Sass Living Trust, of which Mr. Sass is a beneficiary. microHelix assumed the debt of microHelix Labs, Inc. when it was merged with and into microHelix on December 31, 2000. In February 2002 the Company agreed to make a payment of principal and accrued interest on the Sass Living Trust loan in exchange for a reduction of the interest rate to 7.5%.

     BioElectric Corporation, a subsidiary of microHelix also founded by Mr. Sass, borrowed a net amount of $1,042,003 from him through a revolving line of credit. On December 31, 2000, microHelix purchased substantially all of the assets and assumed all of the liabilities of BioElectric, including the loan to Mr. Sass. These loans accrued interest at 6.2 percent per annum until December 30, 2000.

     Mr. Sass also loaned microHelix $160,000 for the purchase of the assets of BioElectric on February 4, 2000 at 12 percent interest, and $383,885 for the purchase of the assets of the Alcatel ultrasound cable division at 12 percent interest on December 15, 1999. In addition, Mr. Sass loaned $546,945 to microHelix at 12 percent during 2000 to cover cash flow needs. In February 2002, the Company and Mr. Sass agreed to restructure these loans. In exchange for payment of a portion of principal and accrued interest, Mr. Sass agreed to reduce the interest rate on each of the loans to 7.5%.

     In September 2001, the Company exchanged $2,135,315 of the outstanding debt owed to Mr. Sass for 355,886 units, at a price $6.00 per unit. The total amount of loans outstanding as of April 1, 2002 owed to Mr. Sass, or his affiliate, is $1,135,000, including accrued interest of $12,127.

     In June 2001, Mr. Sass, as trustee for the J.M. Ek Living Trust, purchased $250,000 principal amount of notes as a part of our bridge financing and received warrants to purchase up to 65,000 units. In September 2001, the warrants were converted into 43,249 shares of common stock and Class A and Class B warrants to purchase 86,498 shares of common stock. These purchases were on the same terms applicable to other investors in the notes.

     In June 2001, Mr. Crary, as trustee of the Crary-Ross Family Trust and the John Langdon Family Trust, purchased in the aggregate $250,000 principal amount of notes as part of our bridge financing and received warrants to purchase up to 65,000 units. In September 2001, the warrants converted into 43,270 shares of common stock and Class A and Class B warrants to purchase 86,540 shares of common stock. These purchases were on the same terms applicable to other investors in the notes.

     The terms of the above transactions were as favorable to us or our affiliates as those generally available from unaffiliated third parties. Each transaction was ratified by a majority of our independent directors who did not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

     All future transactions between us and our officers, directors or five percent shareholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel. We intend to maintain at least two independent members on our Board of Directors.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description

3.1(1)	Amended and Restated Articles of Incorporation of microHelix, Inc.
3.2(1)	Bylaws of microHelix, Inc.
4.2(1)	Form of Warrant Agreement among microHelix, Inc. and UMB Bank, n.a., as Warrant Agent, including the form of Class A Warrant and Class B Warrant
4.3(1)	Form of Unit Certificate
4.4(1)	Form of Warrant to Paulson Investment Company, Inc.
10.1(1)	Agreement to Provide Registration and Subscription Rights dated July 1, 1999 between Richard G. Sass and The Polymer Technology Group
10.2(1)	Warrant dated March 27, 2000 to The Polymer Group
10.3(1)	Warrant Agreement dated January 5, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank
10.4(1)	Amendment to Warrant Agreement dated May 31, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank
10.5(1)	Antidilution Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank
10.6(1)	Stock Transfer Restriction Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank
10.7(1)	Promissory Note dated December 7, 1991 from microHelix, Inc. in favor of Richard G. Sass
10.8(1)	Promissory Note and Security Agreement dated December 15, 1999 from microHelix, Inc. in favor of Richard G. Sass
10.9(1)	Promissory Note and Security Agreement dated January 20, 2000 from microHelix, Inc. in favor of Sass Revocable Trust
10.10(1)	Promissory Note and Security Agreement dated February 1, 2000 from microHelix, Inc. in favor

Exhibit
Number	Description

of Richard G. Sass
10.11(1)	Promissory Note and Security Agreement dated August 1, 2000 from microHelix, Inc. in favor of Richard G. Sass
10.12(1)	Promissory Note and Security Agreement dated April 12, 2001 from microHelix, Inc. in favor of Richard G. Sass
10.13(1)	Standard Commercial-Industrial Lease Agreement dated August 1, 2000 between microHelix, Inc. and La Bajada Land Company LLC
10.14(1)	Addendum for Manufacturing Space Lease Agreement dated November 1, 2000 between microHelix, Inc. and Javid LLC
10.15(1)	Addendum for Manufacturing Space Sub-Lease dated June 23, 2000 between microHelix, Inc. and Agave Wire
10.16(1)	Lease Agreement dated April 20, 1992 between microHelix, Inc. and Pacific Realty Associates, L.P., and lease amendments dated August 12, 1992, February 16, 1995, April 26, 1996 and July 3, 1997
10.17(1)	microHelix, Inc. 1998 Stock Incentive Plan
10.18(1)	Form of Incentive Stock Option Agreement for 1998 Stock Incentive Plan
10.19(1)	Form of Non-Statutory Stock Option Agreement for 1998 Stock Incentive Plan
10.20(1)	microHelix, Inc. 2001 Stock Incentive Plan
10.21(1)	Form of Incentive Stock Option Agreement for 2001 Stock Incentive Plan
10.22(1)	Form of Non-Statutory Stock Option Agreement for 2001 Stock Incentive Plan
10.23(1)	Form of Warrant for Bridge Loan
10.24(1)	National Institutes of Health Grant Number 5 R44 NS33427-03, dated July 19, 2001
10.25(1)	National Institutes of Health Grant Number 2 R44 MH59502-02, dated September 29, 2000
10.26(2)	Form of Amended and Restated Promissory Note dated February 8, 2002 from microHelix, Inc. in favor of Richard G. Sass in the original principal amount of $456,115
10.27(2)	Form of Amended and Restated Promissory Note dated February 8, 2002 from microHelix, Inc. in favor of Richard G. Sass in the original principal amount of $160,000
10.28(2)	Form of Amended and Restated Promissory Note dated February 8, 2002 from microHelix, Inc. in favor of Richard G. Sass in the original principal amount of $383,885
10.29(2)	Form of Amended and Restated Security Agreement dated February 8, 2002 from microHelix, Inc. to Richard G. Sass
10.30(2)	Promissory Note dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.31(2)	Business Loan Agreement dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.32(2)	Commercial Security Agreement dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.33(2)	Promissory Note dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.34(2)	Business Loan Agreement (Asset Based) dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.35(2)	Commercial Security Agreement dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.36(2)	Subordination Agreement between microHelix, Inc. and West Coast Bank
21.1(1)	Subsidiaries of microHelix, Inc.

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-65872), declared effective on November 16, 2001

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.

     (b)  During the quarter ended December 31, 2001, the Company filed the following reports on Form 8-K:

     (1)  The Company filed a current report on Form 8-K, dated February 27, 2002, reporting under Items 5 and 7 its financial results for the quarter and fiscal year ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of May 2002.

MICROHELIX, INC. (Registrant)

By:	/s/ Terrance A. Rixford

Terrence A. Rixford Chief Financial Officer