Form 10QSB
period 2002-03-31
MICROHELIX INC
filed 2002-05-15
CIK 1142406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from________to________

Commission file number: 001-16781

MICROHELIX, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Oregon (State or Other Jurisdiction of Incorporation or Organization)	91-1758621 (I.R.S. Employer Identification No.)

16125 SW 72ND Ave.; Portland, Oregon (Address of Principal Executive Offices)	97224 (Zip Code)

(Issuer’s Telephone Number, Including Area Code): 503/968-1600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]; No [   ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2002 was 4,659,886 shares of Common Stock, 3,136,498 Class A Warrants, and 3,136,498 Class B Warrants.

Transitional Small Business Disclosure Format (Check One): Yes [   ]; No[X]

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of microHelix, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) which management considers necessary for fair presentation of operating results, financial position and cash flows as of March 31, 2002 and for the three month periods ended March 31, 2002 and March 31, 2001.

MICROHELIX, INC.

CONSOLIDATED BALANCE SHEET
March 31, 2002
(UNAUDITED)

March 31, 2002

Assets
Current Assets:
Cash	$5,451,698
Accounts receivable, net of allowance of $24,155	893,164
Inventories (Note 2)	867,893
Prepaid expenses	212,510

Total current assets	7,425,265
Property and equipment — net	1,843,694
Intangible and other assets — net	4,929,289

Total	$14,198,248

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$477,480
Accrued liabilities	365,749
Line of credit	711,000
Current portion of notes payable	250,000
Current portion of notes payable to shareholder	535,000

Total current liabilities	2,339,229

Long-Term Liabilities:
Long-term portion of notes payable	441,396
Long-term portion of notes payable to shareholder	600,000

Total long-term liabilities	1,041,396

Total liabilities	3,380,625

Shareholders’ Equity:
Common stock, no par value, 5,519,495 shares authorized, 4,659,886 issued and outstanding	14,179,467
Additional paid-in capital	6,485,313
Notes receivable from shareholders for common stock	(57,940)
Deferred compensation expense	(75,681)
Accumulated deficit	(9,713,536)

Total shareholders’ equity	10,817,623

Total	$14,198,248

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2001 and 2002
(UNAUDITED)

	Three Months Ended March 31,

	2001	2002

Sales:
Wire and cable	$1,355,561	$1,229,564
Government contracts	244,275	62,403

Total sales	1,599,836	1,291,967
Cost of Sales:
Wire and cable	932,058	1,041,551
Government contracts	128,439	60,427

Total cost of sales	1,060,497	1,101,978

Gross profit	539,339	189,989

Operating Expenses:
Research and development	44,310	129,639
Sales and marketing	96,911	193,963
General and administrative	303,809	548,178

Total operating expenses	445,030	871,780

Income (loss) from operations	94,309	(681,791)

Other Income (Expense):
Interest income	—	26,539
Interest expense	(98,169)	(17,784)
Interest expense to shareholder	(40,968)	(28,146)

Other expense — net	(139,137)	(19,391)

Net loss	$(44,828)	$(701,182)

Net loss per common share — basic and diluted	$(.03)	$(.15)

Shares used in per share calculation — basic and diluted	1,331,854	4,659,886

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2001 and 2002
(UNAUDITED)

	Three Months Ended March 31,

	2001	2002

Cash Flows from Operating Activities:
Net loss	$(44,828)	$(701,182)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	107,737	132,272
Stock compensation expense	13,218	9,141
Amortization of deferred inventory charges	—	1,540
Change in:
Accounts receivable, net	(210,142)	155,469
Inventories	(402,148)	10,844
Due from affiliates	(14,874)	—
Prepaid expenses	(23,954)	(41,943)
Intangible and other assets	(40,288)	(9,145)
Accounts payable	353,233	(364,291)
Accrued interest	(33,206)	—
Accrued interest to shareholder	42,259	(530,546)
Accrued liabilities	61,976	(212,099)
Due to affiliates	46,744	—

Cash used in operating activities	(144,273)	(1,549,940)

Cash Flows from Investing Activities:
Capital expenditures	(15,638)	(102,244)

Cash used in investing activities	(15,638)	(102,244)

Cash Flows from Financing Activities:
Proceeds from borrowings against notes payable and line of credit	966,716	—
Principal payments on notes payable and lines of credit	(807,500)	(249,434)

Cash provided by (used in) financing activities	159,216	(249,434)

Change in cash	(695)	(1,901,618)
Cash, beginning of period	3,554	7,353,316

Cash, end of period	$2,859	$5,451,698

Supplemental disclosure of cash flow information — Cash paid for interest	$130,084	$576,476

See notes to consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2002 and
for the three month periods ended March 31, 2001 and 2002
(UNAUDITED)

1. General

     The accompanying quarterly consolidated financial statements of microHelix, Inc. and its wholly owned subsidiary, BioElectric Corporation (collectively, the “Company”) are unaudited and include all adjustments (consisting only of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. They have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.

     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. This includes, among other things, evaluation of the remaining life and recoverability of long-lived assets. Actual results could differ from those estimates.

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

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on January 1, 2002 and such adoption did not have a material impact on the Company’s consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No.144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company adopted this statement on January 1, 2002 and such adoption did not have a material impact on the Company’s consolidated financial statements.

2. Inventories

     Inventories are as follows:

March 31,
2002

Raw materials	$1,275,620
Work-in-process	23,033
Inventory reserve	(430,760)

Total	$867,893

3. Line of Credit and Notes Payable

     In December 2001, the Company entered into a revolving line of credit and equipment loan agreement with a bank. The line of credit bears interest at the prime rate plus 1% (5.75% at March 31, 2002) and allows the Company to borrow up to $2,000,000. At March 31, 2002, $711,000 was outstanding on the line of credit.

     As of March 31, 2002, the Company was in compliance with the financial covenants established in the line of credit and borrowing agreement.

     Notes payable consisted of the following:

March 31,
2002

Note payable, interest at prime plus 1.25%, 6% at March 31, 2002, principal and interest payable monthly, due in full on December 30, 2004, secured by inventory and equipment	$691,396
Note payable to shareholder, interest at 7.5% at March 31, 2002, interest payable monthly and principal payments due March 2003 and December 2004, secured by certain assets	456,115
Note payable to shareholder, interest at 7.5% at March 31, 2002, interest payable monthly and principal payments due March 2003 and December 2004, secured by certain assets	383,885
Note payable to shareholder, interest at 7.5% at March 31, 2002, interest payable monthly and principal payment due December 2002, secured by certain assets	135,000
Note payable to shareholder, interest at 7.5% at March 31, 2002, interest payable monthly and principal payments due March 2003 and December 2004, secured by certain assets	160,000

Total notes payable	1,826,396
Less current portion	(785,000)

Long-term portion of notes payable	$1,041,396

     Long-term notes payable consist of a $441,396 note payable to a bank and $600,000 of notes payable to shareholder.

     In February 2002, the Company’s President and Chief Executive Officer (the “shareholder”), along with the Board of Directors, agreed to reduce the interest rates on notes payable to shareholder from 12% to 7.5% and extend the terms for $400,000 of the balance from December 31, 2002 to March 31, 2003 and the remaining $600,000 of the balance will be due December 31, 2004. The shareholder, who also serves as trustee of the Sass Living Trust, along with the Board of Directors, also agreed to reduce the interest rate on the note payable to the Sass Living Trust from 15% to 7.5%. In connection with the revisions, the Company repaid $90,830 of principal in 2002 in order to reduce the outstanding principal to $1,000,000. Additionally, in 2002 the Company paid accrued interest in full for both the notes payable to the shareholder and to the Sass Living Trust in the amounts of approximately $460,000 and $72,000, respectively.

The weighted-average interest rate on short-term borrowings outstanding at March 31, 2002 was 5.75%.

4. Related-Party Transactions

     Significant transactions and balances with shareholders are summarized below:

March 31,
2002

Notes receivable from shareholders for common stock	$57,940

Notes payable to shareholder	$1,135,000

	Three Month Period Ended
	March 31,

	2001	2002

Interest expense to shareholder	$40,968	$28,146

     During 1999, the shareholder agreed to defer his annual compensation of $200,000 to future periods in order to improve the Company’s cash flow. In February 2002, the Company agreed to pay $125,000 of the deferred compensation and the shareholder agreed to forgive the remaining $75,000.

5. Segments

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

	Three Months Ended March 31,

	2001	2002

Sales:
Wire and cable	$1,355,561	$1,229,564
Government contracts	244,275	62,403

Total	$1,599,836	$1,291,967

Gross profit:
Wire and cable	$423,503	$188,013
Government contracts	115,836	1,976

Total	$539,339	$189,989

6. Loss Per Share

     Basic net loss per share has been computed by dividing net loss by the weighted average number of shares outstanding during each period. Diluted loss per share has been computed by dividing net loss adjusted for interest on convertible notes payable by the weighted average common stock and common stock equivalent shares outstanding during each period using the treasury stock method for employee stock option plans and warrants, and the if-converted method for redeemable preferred stock and convertible notes payable, if the common equivalent shares were not anti-dilutive. Common stock equivalents were anti-dilutive for all periods presented.

* * * * * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.

Forward-Looking Statements

     Statements in this filing, which are not historical facts, are “forward-looking” statements under the provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. These statements are based on numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. The Company’s ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. In addition to those specifically mentioned above, factors that could adversely affect future events, transactions or results include, but are not limited to, unfavorable economic conditions, disruptions or other effects related to terrorism and acts of war, the existence of demand for, and acceptance of, the Company’s products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, new product offerings by competitors, successful completion of special engineering projects, successful completion of long-term production contracts, and other risks and factors as are described from time to time in the Company’s Securities and Exchange Commission filings, including but not limited to, the risks detailed in the “Risk Factors” section of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 The forward-looking statements contained in this Form 10-QSB speak only as of the date on which they are made, and the Company undertakes no obligation and does not intend to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this filing.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Total sales for the first quarter of 2002 were $1,292,000, a 19% decrease from the $1,600,000 recorded for the first quarter of 2001. Wire and cable sales were $1,230,000 for the first quarter of 2002 compared to $1,356,000 for the first quarter of 2001, a decrease of 9%. The decline in wire and cable sales in the first quarter of 2002 was due to a decline in sales to the ultrasound market, partially offset by increases in sales to the minimally invasive and fully implantable markets. Sales from government contracts for the first quarter of 2002 were $62,000 compared to $244,000 for the first quarter of 2001, a decrease of 75%. The Company anticipated this reduction in government contract sales, and intends to focus on product development rather than to continue to rely on government research grants.

The gross profit margin for the first quarter of 2002 was 15%, compared to 34% for the first quarter of 2001. There are two primary reasons for the decline in gross margin in the first quarter of 2002. First, in the first quarter of 2001 ultrasound sales accounted for 60% of wire and cable sales, compared to 26% of wire and cable sales in the first quarter of 2002. This significant reduction in sales and the corresponding reduction in production levels materially impacted the efficiency and productivity of our Mexican plant. We are currently working to obtain additional production volume for the Mexican plant during the second half of 2002. If we obtain additional production volume, and there are no guarantees that we will, then the gross margins on products shipped from that plant during the second half of 2002 should improve. The second reason gross margin was lower during the first quarter of 2002 compared to the same quarter a year ago is due to a decrease in government contract sales, which earn a much higher margin, from 15% of total sales in the first quarter of 2001 to less than 5% in the first quarter of 2002.

Research and development expenses were $130,000 in the first quarter of 2002, compared to $44,000 recorded for the same period a year ago. This increase in expenses is due to the Company hiring additional engineers to focus on product development, as well as an improvement in the cost allocation methods between operating expense and cost of sales. Sales and marketing expenses were $194,000 in the first quarter of 2002, compared to $97,000 recorded during the same period a year ago. This increase is primarily due to the staffing of both an internal and external sales force. General and administrative expenses were $548,000 in the first quarter of 2002, compared to $304,000 recorded in the first quarter of 2001. This increase is due to the additional cost of maintaining the Company’s status as a public entity, the cost of putting a formal contracts administrative process in place and the cost of hiring a Chief Financial Officer and a human resources manager.

Interest expense was $46,000 in the first quarter of 2002, compared to $139,000 for the same quarter a year ago. This reduction in interest expense is due primarily to the retirement of approximately $3.2 million of debt with a portion of the proceeds from the Company’s initial public offering completed in November 2001.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

The Company completed its initial public offering on November 16, 2001 and received net proceeds, after underwriting commissions and financing costs, of approximately $11.4 million. The Company used approximately $3.2 million of such net proceeds to reduce debt. The Company’s cash position as of March 31, 2002 was approximately $5.5 million.

During the three month period ended March 31, 2002, the Company’s cash used in operations was $1,550,000, compared to $144,000 for the same period in 2001. This increased cash usage of $1,406,000 is primarily attributable to an increased loss of $656,000, a decrease in accounts payable of $717,000, and an increase in interest payments made to shareholders of $573,000, that was partially offset by a decrease in inventory expenditures of $413,000.

During the three month period ended March 31, 2002 total cash balance decreased from $7,353,000 to $5,452,000, a reduction of $1,901,000. During this quarter the Company made one-time payments of $269,000 to vendors who provided services related to the Company’s initial public offering. In addition, during such quarter the Company made a one-time payment of approximately $862,000 for accrued interest to a shareholder, as well as a partial payment of loan principal and deferred compensation to such shareholder. Allowing for these two one-time payments cash used for all other operating activities in the quarter totaled $770,000.

As of March 31, 2002, the Company had approximately $5.5 million in cash, compared with $3,000 in cash as of March 31, 2001. This change was due to the Company’s initial public offering that was completed in November 2001.

In December 2001, the Company entered into a revolving line of credit and equipment loan agreement with a bank. The line of credit allows the Company to borrow up to $2.0 million at prime plus 1%. At March 31, 2002, $711,000 was outstanding on the line of credit. As of March 31, 2002 the Company was in compliance with all loan covenants contained in the loan agreement. However, the Company believes it will not meet the tangible net worth covenant as of April 30, 2002. The Company has been in discussions with the bank who has expressed a willingness to work with the Company to amend the tangible net worth covenant before the end of May 2002. The Company expects to be in compliance with such amended covenant for the balance of fiscal year 2002.

The following table discloses the Company’s contractual cash obligations as of March 31, 2002:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years

Operating leases, net of sublease income	$207,928	$158,733	$45,246	$3,949
Line of credit	711,000		711,000
Long-term debt	691,396	250,000	441,396
Long-term debt to shareholder	1,135,000	535,000	600,000

Total contractual cash obligations	$2,745,324	$943,733	$1,797,642	$3,949

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - None

     (b)  Reports on Form 8-K — During the quarter ended March 31, 2002, the Company filed a Current Report on Form 8-K on February 27, 2002, reporting its financial results for the quarter and fiscal year ended December 31, 2001. Subsequent to the quarter ended March 31, 2002, the Company filed a Current Report on Form 8-K on May 1, 2002, reporting its financial results for the quarter ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ RICHARD G. SASS
Richard G. Sass	Chairman, President and Chief Executive Officer	May 15, 2002

/s/ TERRENCE A. RIXFORD
Terrence A. Rixford	Chief Financial Officer and Director	May 15, 2002