Form 10KSB/A
period 2001-12-31
MICROHELIX INC
filed 2002-06-04
CIK 1142406

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 2

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ending December 31, 2001.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
SIGNATURES

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendments to this Form 10-KSB [X].

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

     This Amendment amends and restates Item 5 of Part II of microHelix, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2001. The complete text of such Item 5, as amended and restated, is set forth below.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

On November 16, 2001, the Company completed its Initial Public Offering, or IPO, selling 2,000,000 Units at $6.00 per Unit. In December 2001, the Company sold an additional 300,000 Units pursuant to the terms of the over-allotment agreement related to the IPO.

Our Common Stock is quoted on the NASDAQ SmallCap Market and the Boston Stock Exchange under the symbol “MHLX” AND “HLX” respectively. As of March 15, 2002 there were approximately 64 holders of record of our Common Stock and approximately 600 beneficial owners of our Common Stock. The closing price of our Common Stock was $2.09 per share as reported by the NASDAQ SmallCap Market. Our Class A Warrants are quoted on the NASDAQ SmallCap Market and the Boston Stock Exchange under the symbol “MHLXW” and “HLX&L” respectively. As of March 15, 2002 there were approximately 11 Class A warrantholders of record and the closing price of our Class A Warrants was $.29 per share as reported by the NASDAQ SmallCap Market. Our Class B Warrants are quoted on the NASDAQ SmallCap Market and the Boston Stock Exchange under the symbol “MHLXZ” and “HLX&Z” respectively. As of March 15, 2002 there were approximately 11 Class B warrantholders of record and the closing price of our Class B Warrants was $.43 per share as reported by the NASDAQ SmallCap Market. Our Units were the only securities trading from the date of our IPO through December 16, 2001. On December 17, 2001, our Units ceased trading, and the constituent securities thereof, our Common Stock, Class A Warrants and Class B Warrants began to trade separately.

The table below sets forth for the periods indicated, the representative high and low bid prices for our Units, Common Stock, Class A Warrants and Class B Warrants, respectively, as reported by the NASDAQ SmallCap Market. The quotations represent interdealer prices without adjustments for retail mark-ups, mark-downs or commissions and consequently do not necessarily reflect actual transactions.

Fiscal 2001	High	Low

Units (Fourth Quarter, Nov. 16 through Dec. 17)	$6.40	$5.85
Common stock (Fourth Quarter, from Dec. 17)	$3.62	$3.25
Class A warrant (Fourth Quarter, from Dec. 17)	$1.20	$.80
Class B warrant (Fourth Quarter, from Dec. 17)	$1.25	$.85

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

Shareholders of Record

As of March 15, 2002, there were approximately 64 shareholders of record of the Company’s Common Stock, 11 holders of record of Class A Warrants, and 11 holders of record of Class B Warrants.

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

In June 2001, the Company issued convertible promissory notes to several investors to fund expenses associated with the IPO and to cover interim operating expenses pending receipt of the offering proceeds. At the effective date of the IPO, the principal of, and accrued interest on, the notes converted to units at the IPO price of the Units sold in the IPO. In connection with the notes, the Company also issued warrants to purchase units for a price equal to 90% of the IPO price of the Units and which are redeemable by the Company at any time after March 31, 2003 for $2.80 per warrant. The warrants are exercisable during a three-year period beginning on the later of the first anniversary of the effective date of the IPO and March 31, 2003. Following are the names of each investor, the number of units into which the notes converted, and the number of units issuable upon exercise of the warrants issued in connection with the loan:

- John L. Crary and Carol M. Ross, as trustees of the Crary-Ross Family Trust 17,308 units Warrants: 26,000 units

- John L. Crary, as trustee of The John Langdon Crary Trust 25,962 units Warrants: 39,000 units

- Foo Tzeh Shi (Edward) 8,625 units Warrants: 13,000 units

- Gordon B. Crary III, as trustee of the Gordon B. Crary III Trust 8,635 units Warrants: 13,000 units

- J.M. Ek Living Trust 43,249 units Warrants: 65,000 units

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

Use of Proceeds

On November 16, 2001, we sold 2,000,000 Units at $6.00 per Unit in our IPO, each Unit consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant. In December 2001, we sold an additional 300,000 Units under the terms of the over-allotment agreement relating to that IPO. The net proceeds, amounting to approximately $11,410,000, less repayments of indebtedness of $3,693,000, are currently invested in various short-term accounts and will be used for the purchase of additional capital equipment, expansion of manufacturing capabilities and general corporate uses.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of May 2002.

MICROHELIX, INC. (Registrant)

By:	/s/ Terrence A. Rixford

Terrence A. Rixford Chief Financial Officer