Form 10QSB
period 2002-06-30
MICROHELIX INC
filed 2002-08-14
CIK 1142406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from to

Commission file number: 001-16781

MICROHELIX, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Oregon (State or Other Jurisdiction of Incorporation or Organization)	91-1758621 (I.R.S. Employer Identification No.)

16125 SW 72ND Ave.; Portland, Oregon (Address of Principal Executive Offices)	97224 (Zip Code)

(Issuer’s Telephone Number, Including Area Code): 503/968-1600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]; No [   ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2002 was 4,659,886 shares of Common Stock, 3,136,498 Class A Warrants, and 3,136,498 Class B Warrants.

Transitional Small Business Disclosure Format (Check One): Yes [   ]; No [X]

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of microHelix, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) which management considers necessary for fair presentation of operating results, financial position and cash flows as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001.

MICROHELIX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	June 30, 2002

Assets
Current Assets:
Cash	$7,353,316	$3,250,656
Restricted short-term investment	—	1,344,425
Accounts receivable, net of allowance of $19,517 and $12,099	1,048,573	570,103
Inventories (Note 2)	880,277	936,949
Prepaid expenses	170,566	94,999

Total current assets	9,452,732	6,197,132
Property and equipment — net	1,867,830	1,750,044
Intangible and other assets — net	4,926,036	4,923,397

Total	$16,246,598	$12,870,573

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$841,771	$376,630
Accrued interest to shareholder	530,546	—
Accrued liabilities	377,848	432,670
Line of credit (Note 3)	711,000	711,000
Current portion of notes payable (Note 3)	250,000	250,000
Current portion of notes payable to shareholder (Note 3)	325,830	535,000
Deferred shareholder compensation	200,000	—

Total current liabilities	3,236,995	2,305,300

Long-Term Liabilities:
Long-term portion of notes payable (Note 3)	500,000	383,425
Long-term portion of notes payable to shareholder (Note 3)	1,000,000	600,000

Total long-term liabilities	1,500,000	983,425

Total liabilities	4,736,995	3,288,725

Shareholders’ Equity:
Common stock, no par value, 5,519,495 shares authorized, 4,659,886 issued and outstanding	14,179,467	14,179,467
Additional paid-in capital	6,485,312	6,485,313
Notes receivable from shareholders for common stock	(57,940)	(57,940)
Deferred compensation expense	(84,822)	(66,539)
Accumulated deficit	(9,012,414)	(10,958,453)

Total shareholders’ equity	11,509,603	9,581,848

Total	$16,246,598	$12,870,573

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Sales:
Wire and cable	$1,425,071	$873,170	$2,780,632	$2,102,734
Government contracts	329,940	137,388	574,215	199,791

Total sales	1,755,011	1,010,558	3,354,847	2,302,525
Cost of Sales:
Wire and cable	1,237,880	1,175,740	2,169,938	2,217,291
Government contracts	184,914	130,893	313,353	191,320

Total cost of sales	1,422,794	1,306,633	2,483,291	2,408,611

Gross profit (loss)	332,217	(296,075)	871,556	(106,086)

Operating Expenses:
Research and development	25,661	123,943	69,971	253,582
Sales and marketing	105,370	220,496	202,281	414,459
General and administrative	331,086	580,045	634,895	1,128,223

Total operating expenses	462,117	924,484	907,147	1,796,264

Loss from operations	(129,900)	(1,220,559)	(35,591)	(1,902,350)

Other Income (Expense):
Interest income	—	20,921	—	47,460
Interest expense	(97,302)	(24,056)	(195,471)	(41,840)
Interest expense to shareholder	(41,424)	(21,223)	(82,392)	(49,369)

Other expense — net	(138,726)	(24,358)	(277,863)	(43,749)

Net loss	$(268,626)	$(1,244,917)	$(313,454)	$(1,946,099)

Net loss per common share — basic and diluted	$(.20)	$(.27)	$(.24)	$(.41)

Shares used in per share calculation — basic and diluted	1,331,854	4,659,886	1,331,854	4,659,886

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Cash Flows from Operating Activities:
Net loss	$(268,626)	$(1,244,917)	$(313,454)	$(1,946,099)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	107,738	133,163	215,475	265,435
Stock compensation expense	14,671	9,142	27,889	18,283
Amortization of deferred inventory charges	3,610	1,540	3,610	3,080
Change in:
Accounts receivable, net	65,589	323,001	(144,553)	478,470
Inventories	137,772	(70,596)	(264,376)	(59,752)
Due from affiliates	(25,456)	—	(40,330)	—
Prepaid expenses	(36,725)	117,511	(60,679)	75,568
Intangible and other assets, net	(85,532)	1	(125,820)	(9,144)
Accounts payable	(368,693)	(100,850)	(15,460)	(465,141)
Accrued interest	(6,540)	—	(39,746)	—
Accrued interest to shareholder	34,769	—	77,028	(530,546)
Accrued liabilities and deferred compensation	141,032	66,921	203,008	(145,178)
Due to affiliates	35,297	—	82,041	—

Cash used in operating activities	(251,094)	(765,084)	(395,367)	(2,315,024)

Cash Flows from Investing Activities:
Capital expenditures	(55,025)	(33,562)	(70,663)	(135,806)

Cash used in investing activities	(55,025)	(33,562)	(70,663)	(135,806)

Cash Flows from Financing Activities:
Proceeds from borrowings against notes payable and line of credit	627,034	—	1,593,750	—
Principal payments on notes payable and line of credit	(67,590)	(57,971)	(875,090)	(307,405)
Restricted short-term investment	—	(1,344,425)	—	(1,344,425)
Payments of financing costs	(179,031)	—	(179,031)	—

Cash provided by (used in) financing activities	380,413	(1,402,396)	539,629	(1,651,830)

Change in cash	74,294	(2,201,042)	73,599	(4,102,660)
Cash, beginning of period	2,859	5,451,698	3,554	7,353,316

Cash, end of period	$77,153	$3,250,656	$77,153	$3,250,656

Supplemental disclosure of cash flow information —
Cash paid for interest	$110,497	$45,279	$240,581	$621,755

See notes to consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

     The accompanying quarterly consolidated financial statements of microHelix, Inc. and its wholly owned subsidiary, BioElectric Corporation (collectively, the “Company”) are unaudited and include all adjustments (consisting only of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. They have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.

     This report on Form 10-QSB for the quarter ended June 30, 2002, should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 filed on April 1, 2002, as subsequently amended. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company for the year ended December 31, 2001.

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

     Recent Accounting Pronouncements — In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The statement discontinues the use of the pooling of interests method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001. The effects of this statement did not have a material impact on the Company’s consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets are to be tested periodically for impairment and written down to their fair market values as necessary. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on January 1, 2002 and such adoption did not have a material impact on the Company’s consolidated financial statements.

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

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The company is currently evaluating, but has not yet determined the impact of adopting the provisions of this statement on its financial statements.

2. Inventories

     Inventories are as follows:

	December 31,	June 30,
	2001	2002

Raw materials	$779,970	$852,001
Work-in-process	98,233	84,948
Finished goods	2,074	—

Total	$880,277	$936,949

3. Line of Credit and Notes Payable

     In December 2001, the Company entered into a revolving line of credit and equipment loan agreement with a bank. The line of credit bears interest at the prime rate plus 1% (5.75% at December 31, 2001 and June 30, 2002) and allows the Company to borrow up to $2,000,000. At June 30, 2002, $711,000 was outstanding on the line of credit.

     As of June 30, 2002, the Company fully collateralized the line of credit and borrowing agreement with $1.3 million of cash, held in a restricted short-term investment account.

     Notes payable consisted of the following:

	December 31,	June 30,
	2001	2002

Note payable, interest at prime plus 1.25%, 6% at December 31, 2001 and June 30, 2002, principal and interest payable monthly, due in full on December 30, 2004, secured by inventory and equipment	$750,000	$633,425
Note payable to shareholder, interest at 12% at December 31, 2001 and 7.5% at June 30, 2002, interest payable monthly and principal payments due March 2003 and December 2004, secured by certain assets	546,945	456,115
Note payable to shareholder, interest at 12% at December 31, 2001 and 7.5% at June 30, 2002, interest payable monthly and principal payments due March 2003 and December 2004, secured by certain assets	383,885	383,885
Note payable to shareholder, interest at 15% at December 31, 2001 and 7.5% at June 30, 2002, interest payable monthly and principal payment due December 2002, secured by certain assets	235,000	135,000
Note payable to shareholder, interest at 12% at December 31, 2001 and 7.5% at June 30, 2002, interest payable monthly and principal payments due March 2003 and December 2004, secured by certain assets	160,000	160,000

Total notes payable	2,075,830	1,768,425
Less current portion	(575,830)	(785,000)

Long-term portion of notes payable	$1,500,000	$983,425

     Long-term notes payable consist of a $500,000 note payable to a bank and $1,000,000 of notes payable to shareholders as of December 31, 2001. As of June 30, 2002, long-term notes payable consist of a $383,425 note payable to a bank and $600,000 of notes payable to shareholder.

     In February 2002, the Company’s President and Chief Executive Officer (the “shareholder”), along with the Board of Directors, agreed to reduce the interest rates on notes payable to shareholder from 12% to 7.5% and extend the terms for $400,000 of the balance from December 31, 2002 to March 31, 2003 with the remaining $600,000 of the balance due December 31, 2004. The shareholder, who also serves as trustee of the Sass Living Trust, along with the Board of Directors, also agreed to reduce the interest rate on the note payable to the Sass Living Trust from 15% to 7.5%. In connection with the revisions, the Company repaid $90,830 of principal in 2002 in order to reduce the outstanding principal to $1,000,000. Additionally, in 2002 the Company paid accrued interest in full for both the notes payable to the shareholder and to the Sass Living Trust in the amounts of approximately $460,000 and $72,000, respectively.

The weighted-average interest rate on short-term borrowings outstanding at December 31, 2001 and June 30, 2002 was 5.75%.

4. Related-Party Transactions

     Significant transactions and balances with shareholders are summarized below:

	December 30,	June 30,
	2001	2002

Notes receivable from shareholders for common stock	$57,940	$57,940

Accrued interest to shareholder	530,546	—

Notes payable to shareholder	$1,325,830	$1,135,000

Deferred shareholder compensation	200,000	—

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,

	2001	2002	2001	2002

Interest expense to shareholder	$41,424	$21,223	$82,392	$49,369

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Sales:
Wire and cable	$1,425,071	$873,170	$2,780,632	$2,102,734
Government contracts	329,940	137,388	574,215	199,791

Total	$1,755,011	$1,010,558	$3,354,847	$2,302,525

Gross profit (loss):
Wire and cable	$187,191	$(302,570)	$610,694	$(114,557)
Government contracts	145,026	6,495	260,862	8,471

Total	$332,217	$(296,075)	$871,556	$(106,086)

6. Loss Per Share

     Basic net loss per share has been computed by dividing net loss by the weighted average number of shares outstanding during each period. Diluted loss per share has been computed by dividing net loss adjusted for any interest on convertible notes payable by the weighted average common stock and common stock equivalent shares outstanding during each period using the treasury stock method for employee stock option plans and warrants, and the if-converted method for redeemable preferred stock and convertible notes payable, if the common equivalent shares were not anti-dilutive. Common stock equivalents were anti-dilutive for all periods presented.

* * * * * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.

Forward-Looking Statements

     Statements in this Form 10-QSB, which are not historical facts, are “forward-looking” statements under the provisions of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words or similar expressions are intended to identify such forward-looking statements. All forward-looking statements involve risks and uncertainties. These statements are based on numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. The Company’s ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. In addition to those specifically mentioned above, factors that could adversely affect future events, transactions or results include, but are not limited to, unfavorable economic conditions, disruptions or other effects related to terrorism and acts of war, the existence of demand for, and acceptance of, the Company’s products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, new product offerings by competitors, successful completion of special engineering projects, successful completion of long-term production contracts, and other risks and factors as are described from time to time in the Company’s Securities and Exchange Commission filings, including but not limited to, the risks detailed in the “Risk Factors” section of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. The forward-looking statements contained in this Form 10-QSB speak only as of the date on which they are made, and the Company undertakes no obligation and does not intend to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this filing. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimated under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

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

     Intangible and Other Assets primarily represent patent costs that are amortized using the straight-line method over their estimated useful lives or 15 years, whichever is shorter, once the technology is completed and in use. management periodically evaluates the recoverability of intangibles based on current and anticipated income and undiscounted future cash flows. The recoverability of our intangible asset costs depends in part on the development of additional commercial products from those technologies, the acceptance of such products in the marketplace, and our ability to generate significant revenues and cash flows from these products.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Total sales for the second quarter ending June 30, 2002 were $1,011,000 compared to total sales of $1,755,000 recorded a year ago in the second quarter ending June 30, 2001. This decline in sales of $744,000 consisted of a decrease of $552,000 in wire and cable sales and a decline of $192,000 in government grants. The decline in wire and cable sales from the same period a year ago can be entirely attributed to the continued reduction in ultrasound demand. The decrease in government grants has been anticipated as the Company planned to be less dependent on government grants as a source of funds.

Total sales for the six months ending June 30, 2002 were $2,303,000 compared to total sales of $3,355,000 recorded a year ago during the same six-month period ending June 30, 2001. Of the total reduction in sales, $678,000 relates to wire and cable sales and the balance of $374,000 is associated with government grants. Again the reduction in the wire and cable sales can be entirely attributed to the decreased demand in the ultrasound market while the decline in government grants as a source of sales was expected.

Gross profit margin for the second quarter ending June 30, 2002 was a negative 29% compared to a positive gross profit margin of 19% earned a year ago during the quarter ending June 30, 2001. For the quarter ending June 30, 2002 gross profit was negative $296,000 compared to $332,000 gross profit earned a year ago in the same quarter ending June 30, 2001. There are a number of factors that adversely impacted the gross profit in the second quarter of this year compared to the gross profit earned during this same period last year. First, our ultrasound business continues to decline. Secondly, one of our major customers in our minimally invasive market initiated an inventory balancing program in the second quarter, which resulted in an unexpected drop in production at the Portland facility. Thirdly, the Company continued to ship, under a development contract, cable products at a negative margin. Lastly, gross profit margin earned on government sales this year was only $6,000 compared to $145,000 earned a year ago in the same quarter ending June 30, 2001.

Gross profit for the six months ending June 30, 2002 was a negative 5% compared to a positive gross profit of 26% recorded in the six month period ending June 30, 2001. For the six months ending June 30, 2002, gross profit was negative $106,000 compared to $872,000 earned last year during the first six months ending June 30, 2001. The reasons for the decline in the gross profit can be attributed to those factors mentioned in the previous paragraph. We have commented in the prior 10-QSB that we were working to obtain additional orders that could add to the production at the Mexican plant during the second half of this year. Some of these orders have been received and if this trend continues, however we can offer no guarantees that it will, then the gross profit on products shipped from the Mexican plant will improve in the second half of this year compared to the first half of this year. In addition, we anticipate that at some point during the second half of this year we will no longer ship product under a development contract at a negative gross profit margin. While we cannot guarantee, we anticipate that these products then will be shipped under a production agreement at positive gross margins. This will further improve the prospects of gross profit margins improving in the second half of this year compared to the first half of this year.

Research and development expenses were $124,000 in the second quarter of 2002, compared to $26,000 in the second quarter of last year. For the six-month period ending June 30, 2002, research and development expenses were $254,000 compared to $70,000 for the six-month period ending June 30, 2001. The increases in these expenses in both referenced periods reflect the Company’s building up of its product development capabilities in order to be less dependent on directed government grant sources. In addition, again covering both the second quarter and the first six-month comparative time periods, improvements have been made in the methods used to allocate cost between research and development and cost of sales.

Sales and marketing expenses were $220,000 in the second quarter of 2002, compared to $105,000 in the second quarter of last year. For the six-month period ending June 30, 2002, sales and marketing expenses were $414,000 compared to $202,000 for the six-month period ending June 30, 2001. These increases, in both comparative time periods, are almost entirely due to adding an external sales force along with increasing the number of inside sales representatives.

General and administrative expenses were $580,000 in the second quarter of 2002, compared to $331,000 in the second quarter of last year. For the six-month period ending June 30, 2002, general and administrative expenses were $1,128,000 compared to $635,000 for the six-month period ending June 30, 2001. The major factor contributing to these increased expenses in both the comparative second quarter and six month time periods are costs related to transitioning from a privately held company to a publicly held company. Such costs include additional legal and auditing fees, insurance premiums, investor relations cost and printing expenses associated with required financial reporting. In addition expenses have increased this year compared to last year due to the hiring of a Chief Financial Officer and other necessary administrative personnel.

Interest expense was $45,000 in the second quarter of 2002, compared to $139,000 in the second quarter of last year. For the six month period ending June 30, 2002, interest expense was $91,000 compared to $278,000 incurred in the six-month period ending June 30, 2001. This reduction in interest expense is due primarily to the retirement of approximately $3.2 million of debt from a portion of the proceeds from the Company’s initial public offering that was completed in November 2001.

LIQUIDITY AND CAPITAL RESOURCES

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001

The Company completed its initial public offering on November 16, 2001 and received net proceeds, after underwriting commissions and financing cost, of approximately $11.4 million. The Company used approximately $3.2 million of such net proceeds to reduce debt. The Company’s cash position as of June 30, 2002 was approximately $4.6 million of which approximately $1.3 million is held in a restricted short-term investment account.

During the quarter ended June 30, 2002, the Company used $765,000 of cash for operations compared to $251,000 used for operations in the same quarter a year ago. This increased use of cash for operations was primarily due to an increased operating loss of $976,000 offset by increased accounts receivable collections of $257,000 in the second quarter of this year compared to the same quarter of last year.

For the six month period ended June 30, 2002, the Company used $2,315,000 of cash for operations compared to $395,000 used for operations during the same six month period a year ago, or a net increase in cash used for operations of $1,920,000. The increased use of $1,920,000 cash for operations this year compared to last year was primarily due to increased operating losses of $1,633,000. The remaining cash difference of $287,000 is composed of several offsetting factors. These factors consist of interest payments made to shareholders of $608,000, reductions in accounts payable of $450,000 offset by increased collections of accounts receivable of $623,000 and a reduction in inventory purchases of $204,000.

During the period from December 31, 2001 to June 30, 2002, total cash balance decreased from $7,353,000 to $3,251,000, or a net decrease of $4,102,000 of which $1,344,000 is held in a restricted cash account. As of June 30, 2002 the Company had a cash balance of $3,251,000 compared to a cash balance of $77,000 as of June 30, 2001.

In December 2001, the Company entered into a revolving line of credit and equipment loan agreement with a bank. The line of credit allows the Company to borrow up to $2.0 million at prime plus 1%. At June 30, 2002, $711,000 was outstanding on the line of credit and $633,000 on the equipment loan agreement. As of June 30, 2002 the Company has agreed with the bank to set up a restricted cash account in the amount of $1,344,000 so the bank has a full collateral position against the outstanding loan balance. As a result of this change there are no longer covenants in place, therefore the Company is not in violation of any loan covenants as of June 30, 2002. The revolving line of credit and equipment loan agreement remain in place but new terms must be negotiated. The Company and the bank intend to renegotiate the agreement but as of this filing an agreement has not been reached.

The following table discloses the Company’s contractual cash obligations as of June 30, 2002:

	Payments Due by Period

		Less than 1
Contractual Obligations	Total	year	1-3 years	4-5 years

Operating leases, net of sublease income	$136,148	$101,556	$45,246	$2,633
Line of credit	711,000	711,000
Long-term debt	633,425	250,000	383,425
Long-term debt to shareholder	1,135,000	535,000	600,000

Total contractual cash obligations	$2,615,573	$1,597,556	$1,015,384	$2,633

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s annual meeting of shareholders was held on June 6, 2002. The following matters were submitted to shareholders for their consideration:

     The election of seven directors: Richard G. Sass received 3,831,114 votes and 28,830 votes were withheld; Terrence A. Rixford received 3,831,614 votes and 28,330 votes were withheld; Jane K. Conner received 3,794,633 votes and 65,311 votes were withheld; Tyram H. Pettit received 3,826,934 votes and 33,010 votes were withheld; John L. Crary received 3,855,314 votes and 4,630 votes were withheld; James B. Stewart received 3,855,314 votes and 4,630 votes were withheld; and James M. Williams received 3,831,614 votes and 28,330 votes were withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K — During the quarter ended June 30, 2002, the Company filed a Current Report on Form 8-K on May 1, 2002, reporting its financial results for the quarter ended March 31, 2002. Subsequent to the quarter ended June 30, 2002, the Company filed a Current Report on Form 8-K on July 26, 2002, reporting its financial results for the quarter ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/	Chairman, President and Chief Executive Officer	August 14, 2002
Richard G. Sass

/s/	Chief Financial Officer and Director	August 14, 2002
Terrence A. Rixford