Form 10QSB
period 2002-09-30
MICROHELIX INC
filed 2002-11-14
CIK 1142406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from to

Commission file number: 001-16781

MICROHELIX, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Oregon (State or Other Jurisdiction of Incorporation or Organization)	91-1758621 (I.R.S. Employer Identification No.)

16125 SW 72ND Ave.; Portland, Oregon (Address of Principal Executive Offices)	97224 (Zip Code)

(Issuer’s Telephone Number, Including Area Code): 503/968-1600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]; No [   ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2002, was 4,659,886 shares of Common Stock, 3,136,498 Class A Warrants, and 3,136,498 Class B Warrants.

Transitional Small Business Disclosure Format (Check One): Yes [   ]; No [X]

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of microHelix, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) which management considers necessary for fair presentation of operating results, financial position and cash flows as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001.

MICROHELIX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	September 30, 2002

Assets
Current Assets:
Cash	$7,353,316	$1,755,607
Restricted short-term investment	—	636,855
Accounts receivable, net of allowance of $19,517 and $70,427	1,048,573	1,222,789
Inventories (Note 2)	880,277	772,173
Prepaid expenses	170,566	65,300

Total current assets	9,452,732	4,452,724
Property and equipment — net	1,867,830	1,659,409
Intangible and other assets — net	4,926,036	4,916,506

Total	$16,246,598	$11,028,639

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$841,771	$237,574
Accrued interest to shareholder	530,546	—
Accrued liabilities	377,848	430,973
Line of credit	711,000	—
Current portion of notes payable (Note 3)	250,000	250,000
Current portion of notes payable to shareholder	325,830	535,000
Deferred shareholder compensation	200,000	—

Total current liabilities	3,236,995	1,453,547

Long-Term Liabilities:
Long-term portion of notes payable (Note 3)	500,000	321,003
Long-term portion of notes payable to shareholder	1,000,000	600,000

Total long-term liabilities	1,500,000	921,003

Total liabilities	4,736,995	2,374,550

Shareholders’ Equity:
Common stock, no par value, 5,519,495 shares authorized, 4,659,886 issued and outstanding	14,179,467	14,179,467
Additional paid-in capital	6,485,312	6,485,312
Notes receivable from shareholders for common stock	(57,940)	(57,940)
Deferred compensation expense	(84,822)	(57,397)
Accumulated deficit	(9,012,414)	(11,895,353)

Total shareholders’ equity	11,509,603	8,654,089

Total	$16,246,598	$11,028,639

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Sales:
Wire and cable	$1,251,792	$1,154,607	$4,032,424	$3,257,341
Government contracts	131,862	202,641	706,077	402,432

Total sales	1,383,654	1,357,248	4,738,501	3,659,773
Cost of Sales:
Wire and cable	1,533,093	1,179,969	3,703,031	3,397,260
Government contracts	73,471	164,872	386,824	356,192

Total cost of sales	1,606,564	1,344,841	4,089,855	3,753,452

Gross profit (loss)	(222,910)	12,407	648,646	(93,679)

Operating Expenses:
Research and development	9,653	180,306	79,624	433,888
Sales and marketing	70,249	226,239	272,530	640,698
General and administrative	506,222	518,309	1,141,117	1,646,471

Total operating expenses	586,124	924,854	1,493,271	2,721,057

Loss from operations	(809,034)	(912,447)	(844,625)	(2,814,736)

Other Income (Expense):
Interest income	4,304	15,891	4,304	63,351
Interest expense	(132,781)	(18,889)	(328,252)	(60,729)
Interest expense to shareholder	(41,879)	(21,456)	(124,271)	(70,825)

Other expense — net	(170,356)	(24,454)	(448,219)	(68,203)

Net loss	$(979,390)	$(936,901)	$(1,292,844)	$(2,882,939)

Net loss per common share — basic and diluted	$(.74)	$(.20)	$(.97)	$(.62)

Shares used in per share calculation
— basic and diluted	1,331,854	4,659,886	1,331,854	4,659,886

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Cash Flows from Operating Activities:
Net loss	$(979,390)	$(936,901)	$(1,292,844)	$(2,882,939)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	160,874	130,938	376,349	396,312
Stock compensation expense	13,218	9,141	41,107	27,424
Amortization of deferred inventory charges	1,805	1,540	5,415	4,620
Change in:
Accounts receivable, net	(341,324)	(652,686)	(485,877)	(174,216)
Inventories	38,154	163,236	(226,222)	103,484
Due from affiliates	76,163	—	35,833	—
Prepaid expenses	15,497	29,699	(45,182)	105,267
Intangible and other assets	(13,344)	999	(139,164)	(8,145)
Accounts payable	574,188	(139,056)	558,728	(604,197)
Accrued interest	27,490	—	(12,256)	—
Accrued interest to shareholder	(6,929)	—	70,099	(530,546)
Accrued liabilities	79,583	(1,697)	282,591	53,125
Deferred shareholder compensation	—	—	—	(200,000)
Due to affiliates	(100,456)	—	(18,415)	—

Cash used in operating activities	(454,471)	(1,394,787)	(849,838)	(3,709,811)

Cash Flows from Investing Activities:
Capital expenditures	(55,229)	(34,410)	(125,892)	(170,216)

Cash used in investing activities	(55,229)	(34,410)	(125,892)	(170,216)

Cash Flows from Financing Activities:
Repayment of notes receivable from shareholders	26,000	—	26,000	—
Proceeds from borrowings against notes payable and line of credit	400,001	—	1,993,751	—
Principal payments on notes payable and lines of credit	(40,554)	(773,422)	(915,644)	(1,080,827)
Restricted short-term investment	—	707,570	—	(636,855)
Payments of financing costs	50,820	—	(128,211)	—

Cash provided by (used in) financing activities	436,267	(65,852)	975,896	(1,717,682)

Change in cash	(73,433)	(1,495,049)	166	(5,597,709)
Cash, beginning of period	77,153	3,250,656	3,554	7,353,316

Cash, end of period	$3,720	$1,755,607	$3,720	$1,755,607

Supplemental disclosure of cash flow information —
Cash paid for interest	$154,099	$40,345	$394,680	$662,100

See notes to consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

     The accompanying quarterly consolidated financial statements of microHelix, Inc. and its wholly owned subsidiary, BioElectric Corporation, (collectively, the “Company”) are unaudited and include all adjustments (consisting only of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. They have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.

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

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No.144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company adopted this statement on January 1, 2002, and such adoption did not have a material impact on the Company’s consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is evaluating the impact of adopting the provisions of this statement and does not believe it will have a material effect on the Company’s financial positions, results of operations, or cash flows.

2. Inventories

     Inventories are as follows:

	December 31,	September 30,
	2001	2002

Raw materials, net	$779,970	$767,883
Work-in-process	98,233	4,290
Finished goods	2,074	—

Total	$772,173	$772,173

3. Line of Credit and Notes Payable

     In December 2001, the Company entered into a revolving line of credit and equipment loan agreement with a bank. The line of credit allowed the Company to borrow up to $2.0 million at prime plus 1%. As of September 30, 2002, the line of credit was paid in full resulting in a zero balance, and $571,000 was outstanding on the equipment loan agreement. The Company has set up a restricted short-term investment account so the bank has a full collateral position against the outstanding loan balance. As a result of this change there are no longer covenants in place.

     Notes payable consisted of the following:

	December 31,	September 30,
	2001	2002

Note payable, interest at prime plus 1.25%, 6% at December 31, 2001 and September 30, 2002, principal and interest payable monthly, due in full on December 30, 2004, secured by inventory	$750,000	$571,003
Note payable to shareholder, interest at 12% at December 31, 2001 and 7.5% at September 30, 2002, interest payable monthly and principal payments due March 2003 and December 2004, secured by certain assets	546,945	456,115
Note payable to shareholder, interest at 12% at December 31, 2001 and 7.5% at September 30, 2002, interest payable monthly and principal payments due March 2003 and December 2004, secured by certain assets	383,885	383,885
Note payable to shareholder, interest at 12% at December 31, 2001 and 7.5% at September 30, 2002, interest payable monthly and principal payment due December 2002, secured by certain assets	235,000	135,000
Note payable to shareholder, interest at 12% at December 31, 2001 and 7.5% at September 30, 2002, interest payable monthly and principal payments due March 2003 and December 2004, secured by certain assets	160,000	160,000

Total notes payable	2,075,830	1,706,003
Less current portion	(575,830)	(785,000)

Long-term portion of notes payable	$1,500,000	$921,003

     Long-term notes payable consist of a $500,000 note payable to a bank and $1,000,000 of notes payable to shareholders as of December 31, 2001. As of September 30, 2002, long-term notes payable consist of a $321,003 note payable to a bank and $600,000 of notes payable to shareholder.

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

On September 30, 2002, there were no outstanding short-term borrowings.

4. Related-Party Transactions

     Significant transactions and balances with shareholders are summarized below:

	December 31,	September 30,
	2001	2002

Notes receivable from shareholders for common stock	$57,940	$57,940

Accrued interest to shareholder	$530,546	$—

Notes payable to shareholder	$1,325,830	$1,135,000

Deferred shareholder compensation	$200,000	$—

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,

	2001	2002	2001	2002

Interest expense to shareholder	$41,879	$21,456	$124,271	$70,825

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Sales:
Wire and cable	$1,251,792	$1,154,607	$4,032,424	$3,257,341
Government contracts	131,862	202,641	706,077	402,432

Total	$1,383,654	$1,357,248	$4,738,501	$3,659,773

Gross profit:
Wire and cable	$(281,301)	$(25,362)	$329,393	$(139,919)
Government contracts	58,391	37,769	319,253	46,240

Total	$(222,910)	$12,407	$648,646	$(93,679)

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

Forward-Looking Statements

     Statements in this filing which are not historical facts are “forward-looking” statements under the provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. These statements are based on numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. The Company’s ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. In addition to those specifically mentioned above, factors that could adversely affect future events, transactions or results include, but are not limited to, unfavorable economic conditions, disruptions or other effects related to terrorism and acts of war, the existence of demand for, and acceptance of, the Company’s products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, new product offerings by competitors, successful completion of special engineering projects, successful completion of long-term production contracts, and other risks and factors as are described from time to time in the Company’s Securities and Exchange Commission filings, including but not limited to, the risks detailed in the “Risk Factors” section of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. The forward-looking statements contained in this Form 10-QSB speak only as of the date on which they are made, and the Company undertakes no obligation and does not intend to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this filing.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimated under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

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

     Revenue on government contracts and grants is recognized as time and material costs are incurred using the percentage of completion method. The government generally provides grants to perform specific research and is not the ultimate customer.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Total sales for the quarter ending September 30, 2002 were $1,357,000 compared to total sales of $1,384,000 recorded in the quarter ending September 30, 2001. This decline in sales of $27,000 consisted of a $97,000 decrease in wire and cable sales offset by a $71,000 increase in government grant revenues. The decline in wire and cable sales from the same period a year ago is primarily attributed to the continued reduction in ultrasound demand. The increase in government contracts is a result of the Company being awarded a new grant during the third quarter of 2002, as well as completing significant portions of two existing contracts.

Total sales for the nine-month period ending September 30, 2002 were $3,660,000 compared to total sales of $4,739,000 recorded during the same nine-month period ending September 30, 2001. Of the $1,079,000 reduction in sales, $775,000 relates to wire and cable sales and the balance of $304,000 is associated with government contracts. Again, the reduction in the wire and cable sales can be primarily attributed to the decreased demand in ultrasound while the decline in government contracts as a source of sales was expected.

Gross profit margin for the quarter ending September 30, 2002 was slightly positive compared to a negative 16% earned during the quarter ending September 30, 2001. On an absolute dollar basis, for the quarter ending September 30, 2002 gross profit was $12,000 compared to a gross loss of $223,000 earned a year ago in the same quarter. The primary difference between the margins in these quarters is that during the third quarter of 2001, the Company continued to ship, under an agreed development contract, cable products at a negative margin.

Gross margin for the nine months ending September 30, 2002 was a negative 3% compared to a positive gross profit margin of 14% recorded for the nine months ending September 30, 2001. On an absolute dollar basis for the nine months ending September 30, 2002 gross loss was $94,000 compared to a gross profit of $649,000 earned during the nine months ending September 30, 2001. The reasons for the decline in the gross profit margin and the unfavorable comparison between the nine-month periods can be attributed to an overall decline in our ultrasound business and the decline in government contracts as a source of revenue. We are beginning to see some additional orders for production for our Mexican facility. As production at this facility increases, we anticipate improved gross margins resulting from fixed costs being allocated over a higher volume. Although we cannot guarantee these results, we have already experienced improved margins during the third quarter of this year.

Research and development expenses were $180,000 in the third quarter of 2002, compared to $10,000 in the third quarter of last year. For the nine-month period ending September 30, 2002, research and development expenses were $434,000 compared to $80,000 for the nine-month period ending September 30, 2001. The increases in these expenses in both referenced periods reflects the Company building up its product development capability in order to be less dependent on directed government grant sources. In addition, again covering both the third quarter and the nine-month comparative time periods, improvements have been made in the methods used to allocate cost between research and development and cost of sales.

Sales and marketing expenses were $226,000 in the third quarter of 2002, compared to $70,000 in the third quarter of last year. For the nine-month period ending September 30, 2002, sales and marketing expenses were $641,000, compared to $273,000 for the nine-month period ending September 30, 2001. These increases, in both comparative time periods, are almost entirely due to adding an external sales force along with increasing the number of inside sales representatives.

General and administrative expenses were $518,000 in the third quarter of 2002, compared to $506,000 in the third quarter of last year. For the nine-month period ending September 30, 2002, general and administrative expenses were $1,647,000, compared to $1,141,000 for the nine-month period ending September 30, 2001. The major factor contributing to these increased expenses in both the comparative third quarter and nine-month time periods are costs related to transitioning from a privately held company to a publicly held company. Such costs include additional legal and auditing fees; insurance premiums; investor relations fees; and printing expenses associated with the additional financial reporting requirements. In addition, expenses have increased this year compared to last year due to hiring a Chief Financial Officer and other necessary administrative personnel.

Other expense, net was $24,000 in the third quarter of 2002, compared to $170,000 in the third quarter of last year. For the nine-month period ending September 30, 2002, other expense, net was $68,000 compared to $448,000 incurred in the nine-month period ending September 30, 2001. This reduction in other expense is primarily a result of the decrease in interest expense due to the retirement of approximately $3.2 million of debt from a portion of the proceeds from the Company’s initial public offering that was completed in November 2001.

LIQUIDITY AND CAPITAL RESOURCES

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

The Company completed its initial public offering on November 16, 2001 and received net proceeds, after underwriting commissions and financing costs, of approximately $11.4 million. The Company used approximately $3.2 million of such net proceeds to reduce debt. The Company’s cash position as of September 30, 2002 was approximately $2.4 million, of which approximately $600,000 is held in a restricted short-term investment account.

During the third quarter ended September 30, 2002, the Company used $1,395,000 of cash for operations, compared to $454,000 used for operations in the same quarter a year ago. This increased use of cash for operations was primarily due to an increased operating loss of $937,000, offset by decreased accounts receivable collections of $653,000 in the third quarter of this year compared to the same quarter of last year.

For the nine-month period ended September 30, 2002, the Company used $3,710,000 of cash for operations compared to $850,000 used for operations during the same nine-month period a year ago, or a net increase in cash used for operations of $2,860,000. This increased use of cash for operations was primarily due to increased operating losses of $1,590,000. The remaining cash used difference of $1,270,000 is composed of several offsetting factors. The primary factors consist of interest payments made to shareholders of $601,000, reductions in accounts payable and accrued liabilities of $1,592,000, increased collections of accounts receivable of $310,000 and reductions in inventory purchases of $330,000.

During the period from December 31, 2001 to September 30, 2002, the total cash balance changed from $7,353,000 to $1,756,000, or a net decrease of $5,597,000. As of September 30, 2002, the Company had a cash balance of $1,756,000 compared to a cash balance of $4,000 as of September 30, 2001.

In December 2001, the Company entered into a revolving line of credit and equipment loan agreement with a bank. The line of credit allowed the Company to borrow up to $2.0 million at prime plus 1%. As of September 30, 2002, the line of credit was paid in full resulting in a zero balance, and $571,000 was outstanding on the equipment loan agreement. The Company has set up a restricted short-term investment account so the bank has a full collateral position against the outstanding loan balance. As a result of this change there are no longer covenants in place

The following table discloses the Company’s contractual cash obligations as of September 30, 2002:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years

Operating leases, net of sublease income	$82,729	$58,932	$45,246
Long-term debt	571,003	250,000	321,003
Long-term debt to shareholder	1,135,000	535,000	600,000

Total contractual cash obligations	$1,788,732	$843,932	$966,249

ITEM 3. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On September 9, 2002, the Company was notified by NASDAQ that it was not in compliance with Marketplace Rule 4310(c)(8)(D) (the “Marketplace Rule”) of the NASDAQ listing requirements because during the 30 consecutive trading days preceding notification, the Company’s common stock closed under the minimum $1.00 per share requirement. The Company has been given 180 days, or until March 10, 2003, to regain compliance. If, at anytime before March 10, 2003, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Company will generally be considered in compliance with the Marketplace Rule. If the Company does not comply with the Marketplace Rule within the 180 day period, the Company will be granted an additional 180 days, or until September 9, 2003, to comply, provided that the Company has a stockholder’s equity of at least $5.0 million, a market value of listed securities of $50.0 million, or net income from continuing operations of $750,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As of September 30, 2002, the Company’s stockholders’ equity was $8.6 million. The Company currently expects, but cannot guarantee or otherwise assure, that its stockholders’ equity will be greater than $5.0 million as of March 10, 2003, and it therefore will qualify for the 180-day extension, if required. If the Company’s stockholders’ equity is less than $5.0 million on March 10, 2003, the Company’s securities will be delisted by NASDAQ, subject to the Company’s right to appeal such delisting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Current Reports on Form 8-K filed during the three months ended September 30, 2002:

Form 8-K: Financial Results for the Quarter Ended June 30, 2002 filed on July 25, 2002

Form 8-K: Promotion of Ty Pettit from Chief Operating Officer to President and Chief Executive Officer, as well as the Company’s Initiation of a Cost-Reduction Program filed on August 27, 2002.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Tyram H. Pettit Tyram H. Pettit	President, Chief Executive Officer and Director	November 13, 2002

/s/ Terrence A. Rixford Terrence A. Rixford	Senior Vice President-Finance, Chief Financial Officer and Director	November 13, 2002

CERTIFICATIONS

I, Tyram H. Pettit, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of microHelix, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Tyram H. Pettit Tyram H. Pettit President and Chief Executive Officer

CERTIFICATIONS

I, Terrence A. Rixford, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of microHelix, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Terrence A. Rixford Terrence A. Rixford Senior Vice President-Finance and Chief Financial Officer