Form 10KSB
period 2002-12-31
MICROHELIX INC
filed 2003-04-11
CIK 1142406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

None

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendments to this Form 10-KSB.    ☑

     The issuer’s revenues for its most recent fiscal year: $5,171,331.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of March 13, 2003, was approximately $1,051,000 based upon the last sale price reported for such date on the NASDAQ SmallCap Market. The aggregate market value of the Class A Warrants and Class B Warrants as of March 13, 2003, was approximately $111,000 and $417,000, respectively, based upon the last sale price reported for such date on the NASDAQ SmallCap Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     The number of shares outstanding of each of the issuer’s classes of common equity, as of March 13, 2003 was 4,659,886 shares of Common Stock, 2,780,498 Class A Warrants, and 2,780,498 Class B Warrants.

Documents Incorporated by Reference

Document	Part of Form 10-KSB into which Documents are Incorporated

Portions of Registrant’s Definitive Proxy Statement for 2003 Annual Meeting of Shareholders	Items 9, 10, 11 and 12 of Part III

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

PART I

Item 1.  Business

Overview

      microHelix, Inc. (microHelix or the Company) is a leading designer, manufacturer and marketer of customized electronic micro-interconnect systems for the medical (ultrasound, minimally invasive and fully-implantable), commercial and military markets. We manufacture and market coated wire including ultra-thin wall pinhole free wire and custom cable for a number of applications. We also design and manufacture specialty connectors and flex circuits and offer a range of laser micro machining services. microHelix has successfully served these markets for over ten years. As a small company, we pride ourselves on being cost-competitive and responsive, combined with a high level of technical expertise.

      We commenced business as a research and development company in 1991. In the following years, we established a foundation of proprietary processes and intellectual property that we developed or acquired in the areas of fine wire handling, materials management, micro-interconnect technology and micro-manufacturing. Building on this foundation, we moved from research and development to commercial sales of our systems to medical device original equipment manufacturers (“OEMs”). We provide interconnect systems to medical device OEMs in three principal markets:

•	the non-invasive diagnostic ultrasound device market;

•	the minimally invasive device market; and

•	the fully implantable device market

      We also provide interconnect systems to OEMs serving military, test & measurement and surveillance equipment customers.

      We design and build interconnect systems using wire sizes ranging from 58 AWG to 20 AWG and use both custom and off-the-shelf connectors. We develop and manufacture cables with anywhere from 1 to 1,000 conductors and offer a range of shielding and strengthening alternatives. Although most of our cables are insulated with fluoropolymers, we have extensive experience with other materials including biocompatible polymers. We also have special expertise in designing cable assemblies that withstand corrosion from both body fluids and other corrosive materials.

      In-house capabilities include design and development using computer aided CAD systems, a state-of-the-art cable plant, a proprietary micro-extruder, prototype lab, machine shop and complete assembly operations located in Portland, Oregon and Nogales, Mexico. We also operate an advanced laser micro-machining division that includes engineering, development and manufacturing capabilities. Our equipment includes two quadruple YAG laser systems — 266nm UV and one Nd:YAG laser system — 1064nm IR.

      Our objective is to be the leading supplier of customized interconnect systems to OEM customers in these target markets. To meet this objective, we provide our customers with:

•	Design assistance in the product development, engineering and prototype development phase for the customer’s devices;

•	Expertise in working with a variety of materials and processes including wire coating, cable construction, injection molding of parts and components, laser micro-machining and metal plating; and

•	High-quality, cost-effective manufacturing and assembly with a particular focus on all aspects of fine wire handling and termination.

      Each of our existing and target markets is dominated by several large OEMs. Smaller niche companies generally serve the remainder of each market. We seek to identify key customers, both large and small, in the early stages of their product development cycles and provide a customized, application-specific product for their electronic interconnect applications. We offer the larger companies which manufacture established products and components a cost-efficient, reliable source for higher volume interconnect systems.

      We currently supply components, cable assemblies and interconnect systems in commercial quantities to OEMs of non-invasive diagnostic ultrasound devices and minimally invasive devices. We manufacture these interconnect systems and assemblies as either a sole source or second source. In addition, we supply prototype systems to OEMs in the fully implantable device market that we expect will provide us the opportunity to participate in the development of this growing market.

      Our broad technology platform allows us to effectively integrate the design and manufacture of all components of any sophisticated electronic interconnect system to provide a complete cost-effective assembly.

      Receiving ISO 9001:2000 corporate registration has been an important priority for both microHelix and its customers. Following a successful registration audit in March 2003, we have been recommended for ISO 9001:2000 registration.

Our core competencies

      microHelix’s technologies and manufacturing processes have been developed to address the need for ever smaller and more complex interconnect systems that transmit data, electrical power or other electronic signals between components of both medical and commercial devices. We have developed core competencies to meet this need in the following areas:

•	Fine wire handling, extrusion and coating;

•	Cabling of complex and hybrid wire geometries;

•	Custom connector design and manufacture;

•	Micro-interconnect technology terminations;

•	Micro-flex circuits; and

•	Ultraviolet laser micro machining of electrodes and other materials.

      Our technologies are focused on the complementary design of all components of sophisticated electronic interconnect systems so as to optimize the reliability and functionality of the system as a whole.

      We continuously refine our core competencies to better serve our markets as we develop additional systems for our customers and, in the case of our laser technologies, through micro machining and micro manufacturing performed on a contract basis for companies inside and outside the medical device industry.

      With initial funding from government grants, we have created a foundation technology in biocompatible materials science related to interconnect systems. As we have moved from pure research and development into commercial design and production of our interconnect systems, we have continued to develop our technology through application-specific development for OEM customers as well as through more general studies done pursuant to government grants.

Our target markets and products

      microHelix is principally focused on meeting the interconnect system needs of medical device OEMs, although the Company has also customers in the commercial, military and security industries. Medical device customers account for more than 90% of revenues and remain the Company’s primary market focus.

      Continuing advances in medicine and technology have radically changed many aspects of medical science. Physicians are now able to assist their patients using non-invasive diagnostic ultrasound; undertake minimally invasive surgery that shortens recovery time, reduces medical costs and inflicts substantially less trauma on the patient than does traditional surgery; and, if necessary, implant a semi-permanent or permanent medical device inside the body (eg. LVADs, pacemakers and neuromodulation devices). These advances in medical science require continuous improvement in medical equipment technology, particularly in the areas of device miniaturization, efficiency and reliability.

      In the diagnostic ultrasound field, continuous improvements in imaging technology now permit real time color 3D imaging and further miniaturization has expanded ultrasound applications in outpatient surgery. A new generation of portable PC-based low cost ultrasound systems has made ultrasound technology both more affordable and more accessible. The industry is experiencing a new round of growth as a result of these improvements in technology. Serving the medical ultrasound market is a core capability for microHelix where we combine engineering excellence with experienced and highly efficient cable manufacturing and assembly operations.

      The minimally invasive device market has experienced significant growth, a combination of a continuous improvement in outpatient procedures and an aging population. The size of certain types of medical devices used in these procedures such as intravascular ultrasound (“IVUS”) and electrophysiology (“EP”) cardiac mapping catheters are often limited by the size of the natural pathways of the human body and the organs into which they must fit. This means that there is a correspondingly fixed requirement for miniaturization of the interconnect system that will transmit the electronic signals between the device’s components.

      The implantable device market includes a variety of devices and applications including Left Ventricle Assist Devices (“LVADs”), pacemakers and neuromodulation devices (pain management). microHelix has developed market opportunities in several areas including manufacturing biocompatible ultra thin wall wire, implantable antenna assemblies and implantable cable assemblies. Reliability is essential for devices intended for medium or long-term implant, as is the ability to design and manufacture devices that can survive long term inside the human body. microHelix has worked for several years perfecting processes and capabilities that make the Company an obvious partner for medical device OEMs developing products for this rapidly growing market.

      Our commercial business leverages our interconnect system design and manufacturing capabilities with applications as diverse as heads-up displays, submarine towed arrays, micro-cameras and cables for guidance systems. Although accounting for less than 10% of our business, these markets all require the ability to design and manufacture durable and reliable micro-miniature cables that perform the same functions as larger cables while taking up less space.

      While each of our target markets has different needs and requirements, we believe that we are well positioned to provide our OEM customers with electronic interconnect systems as they attempt to create ever smaller, highly reliable devices capable of performing increasingly complex functions. We also believe that the markets for our customers’ devices, particularly on the medical side, will remain robust for the foreseeable future as an aging population and a rise in chronic illnesses that affect older people, such as cardiovascular disease, continue to increase demand for new and complex medical procedures.

      Our current backlog, consisting of firm orders, was $1,164,420 at December 31, 2002.

     Non-invasive diagnostic ultrasound device market

      In 2002, global ultrasound equipment sales exceeded $3 billion. The industry reported overall revenue growth of approximately 7%. Growth has been driven by continuous improvements in imaging technology (eg. real time full color 3-D imaging) that has produced demand for a whole new generation of transducers and related ultrasound equipment. Portable ultrasound units (PC–based) have also taken ultrasound imaging into the field, reducing cost and increasing potential applications. With cost-containment driving the medical world, diagnosis and treatment are continuing to move the industry toward outpatient procedures and reinforcing its traditional focus on preventative care. Doctors now regularly use ultrasound devices for initial soft tissue diagnoses because they are non-invasive and do not involve radiation.

      We design and manufacture probe cables for diagnostic ultrasound devices. The proliferation of applications for ultrasound imaging has resulted in demand for more and more accurate ultrasound images and therefore for more and more complex interconnect systems. Probe cables are the components of an ultrasound-imaging device most subject to damage due to the dynamic user interface. A typical microHelix probe cable connects to a transducer, an ultrasound-imaging sensor, and consists of between 64 and 256 micro-coaxial wires. We manufacture complex high performance ultrasound cable in our Portland cable plant.

We complete ultrasound cable assemblies (adding connectors, flex circuits and PCBs) at our Nogales, Mexico facility. This facility was acquired in December 1999 and provides our customers with a highly skilled work force, experienced management in Tucson and Nogales and a low-cost production source.

      We work with the industry-leading medical ultrasound OEMs and have a deserved reputation for engineering excellence, consistent quality, competitive pricing and on-time delivery. We also work on various non-medical ultrasound applications. We view our ultrasound business unit to be both a core-competency and a foundation for significant growth. In support of this, we continue to commit capital to enhancing our capabilities in both cable production and assembly and to providing working capital needed to support various programs for major customers.

      We have four major ultrasound customers. Ultrasound revenues accounted for 26% of total revenues in 2002.

Minimally invasive device market

      Electro physiology, or EP, is an emerging sector in minimally invasive surgery. Minimally invasive surgeries for EP are accomplished by making a minor incision in the body and then introducing a guide wire, followed by a biocompatible hollow tube, or catheter, which travels over the guide wire to the location where the procedure takes place. The surgical or diagnostic instruments are either an integral part of the catheter system or are threaded through the catheter to the procedure site. Most of the devices used in these procedures are single-use, disposable items, such as intravascular ultrasound and image-guided catheters. These are known as “smart” catheters because, unlike traditional catheters that only convey drugs or other substances to and from the body, they include micro-wire and cable inside the catheter that permit the transmission of data. The assembly connects sensors at one end of the catheter to the device at the other end.

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

      microHelix currently manufactures assemblies for IVUS catheters and is also manufacturing certain components for EP cardiac mapping catheters. As part of serving this market, we have begun to develop and manufacture specialty connectors and other molded parts that are used in these assemblies. We are also working with certain customers on navigational sensors and the flexible tips of EP catheters that perform certain diagnostic and therapeutic functions. Our long-term strategy is to develop and manufacture sub-assemblies and eventually complete assemblies for our OEM customers. As part of this process, we work on “next generation” technology with our customers, providing a technologically sophisticated partner with extensive R&D experience. Our systems and technologies also have potential applications in the minimally invasive device market in devices used in arthroscopy, interventional neuroradiology, EP cardiac mapping and ablation, diagnostic ultrasound interventional imaging, and atrial ablation. We believe that there are many other minimally invasive niche markets still in development where our technology and systems can be applied.

      We have sold interconnect systems for this market in commercial quantities since 1999. In 2002, one major customer accounted for virtually all of our IVUS catheter business. As of December 31, 2002, we had four major customers in the minimally invasive device market. Sales to these customers represented 44% of our total sales for 2002.

Fully implantable device market

      In recent years, major advances have been made in all aspects of medical technology for implantable devices that are capable of providing controlled electrical stimulation of precise areas, thereby normalizing and controlling heart and other organ functions and managing pain. The ability to miniaturize these complex devices permits the full implantation of the device in the body, replacing larger, external devices and increasing patient mobility. Led by microelectronic packaging advances, fully implantable left ventricular assist devices, or LVADs, and neurostimulation devices are promising developments for patients with cardiac disease, chronic pain and neurological disorders like Parkinson’s disease and epilepsy. The foundation of biocompatible material science knowledge and experience that we have applied to implantable cables and cable assemblies is valuable to OEMs as they work to develop a new generation of devices.

      LVADs assist the pumping function of the heart’s left ventricle, its main pumping chamber. Newer versions of the device are electrically driven by internal batteries that can be recharged on a regular basis (every few hours) by means of a non-invasive, wearable battery pack that transmits power through the skin. LVADs are generally thought of as a bridge to transplant for patients with end-stage heart failure but as fully implantable technologies advance and battery life is extended, LVADs may become the permanent solution for many patients. We are using our experience and technology to collaborate with LVAD OEMs to create fully implantable devices. These devices consist of a pump, a controller and a power source such as a battery, connected by implantable cables and connectors that we manufacture. We design and manufacture components for two leading OEMs.

      Neurostimulation devices are implantable medical devices that extend into certain areas of the spinal cord or brain and can sense and stimulate these areas. These devices are used to control chronic pain, epileptic seizures, and tremors associated with Parkinson’s disease. Although there are a variety of medical devices in development in the neurostimulation market, our primary focus has been on providing certain components that are part of pacing-like devices to manage chronic pain. Advanced work done by microHelix in the development and manufacture of deep brain probes will open up additional opportunities for us as the use of multi-electrode brain probes for both data collection and therapy expands.

      At December 31, 2002, we had four major customers in the fully implantable device market. Sales to these customers accounted for 16% of our total sales for 2002.

     Other Products

      We have also actively marketed our design, engineering, and manufacturing capabilities to other non-medical customers. Specific business opportunities have developed for (1) commercial cable and wire including ultra thin wall coated wire (2) micro cable assemblies including customized connectors and (3) laser micro machining. Current and prospective customers in this market serve the defense, aerospace and test and measurement markets. Further development of these non-medical markets remains a sales and marketing focus. This activity accounted for approximately 5% of total sales for 2002.

Major customers

      In 2001, sales to our three largest customers, Philips Medical Systems, Jomed N.V., and World Heart, accounted for 30%, 19%, and 12%, respectively, of total sales. In 2002, sales to our four largest customers, Jomed N.V., GE Parallel Design, World Heart and Philips Medical Systems, accounted for 28%, 12%, 11% and 10%, respectively, of total sales. During 2002, we discontinued our relationship with World Heart.

Sales and marketing

      Our direct sales force currently consists of our Director of Marketing and Sales, a Technical Sales Support group and three manufacturer representative organizations. All Ultrasound sales and marketing efforts are managed by the General Manager of our Ultrasound Division headquartered in Tucson. Application and product development engineers located both in Portland and in Tucson support sales efforts.

      We rely primarily on direct contact with current and potential customers, industry trade shows and our general reputation in the market to generate awareness of our capabilities. Current customers and targeted prospects receive regular sales visits. As necessary, our engineers support and visit customers to promote collaborative design engineering. We develop and supply our systems to OEMs of all sizes, including multinational corporations.

      Our sales cycle, depending on the type of product, generally takes from six to eighteen months from the initial visit to the first shipment. Our sales process frequently involves designing our systems into new devices, so the sale of these systems in commercial quantities may be preceded by a pre-production design phase in which we produce various prototype systems based on the combined input from our customers’ engineers and our staff. The extent of pre-production design activity varies from customer to customer and from system to system, depending on the degree of customization required for the particular application and the level of engineering detail developed by the customer prior to our involvement.

      Where there is a significant pre-production design phase, we generally require a development contract under which we receive non-recurring revenues to design and produce prototype systems.

      Our medical device customers often must obtain the approval of the FDA and other regulatory agencies before commercial production can begin. If the device is approved and we receive a purchase order for our systems, we begin to manufacture our interconnect system in commercial quantities. Once we enter into the commercial production stage, an OEM customer usually offers us a long-term revenue stream, ordinarily lasting several years.

Manufacturing

     Portland, Oregon Headquarters

      We have 20,000 square feet of office and manufacturing space at our headquarters in Portland, Oregon. Other than ultrasound cable assemblies, we generally design, develop, manufacture and assemble most of our interconnect systems in Portland. At maximum capacity, we believe the Portland facility is capable of sustaining a level of production that can support sales up to $20 million on an annual basis. Whenever possible, we seek to automate our processes, which generally results in higher yields, more consistent quality, and lower costs. We have assembled a carefully selected array of equipment, including laser tools, for cutting very small and very accurate patterns in a variety of media. Our lasers produce an extremely precise, well-defined pattern on micro-miniature geometries. Paths can be cut as narrow as seven microns wide with a repeatability of 2 microns on ultra-thin materials. We machine metal foils, piezo electric composites and many polymers with precision accuracy.

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

      In the developing area of high quality, thin-film, custom flexible circuits, or “micro-flex,” we offer custom coatings and patterned substrates for sensors, biomedical devices and microelectronics. We do contact mask alignment on substrates up to 100 mm diameters and use photolithography and shadow masks for pattern generation. Applications for this developing technology include medical ultrasound, IVUS, EP cardiac mapping, neurological brain probes, smart catheters, in-vivo devices, and wearable computers.

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

     Tucson, Arizona/ Nogales, Mexico Facilities

      We have approximately 3,500 square feet of office and warehouse space in Tucson, Arizona. This facility provides space for administration of the Nogales plant, ultrasound design and manufacturing engineers, customer service personnel, inventory storage and shipping and receiving. We have approximately 15,000 square feet of manufacturing, warehouse and office space in Nogales, Mexico. The facility is approximately five years old.

      We manufacture most of the ultrasound cables used in our diagnostic ultrasound interconnect systems in our Portland facility. The cables are shipped to our office in Tucson, Arizona where they are kitted with the necessary connector parts and shipped to our Nogales, Mexico facility where the interconnect systems are assembled. After testing and quality review, the completed assemblies are returned to our facility in Tucson for final inspection and shipment to our customers.

Competition

      Several companies, most of which are more established and larger than we are, manufacture interconnect systems that offer the customer a competitive alternative in some applications. These companies include W.L. Gore, Precision Interconnect (Tyco), Temp-Flex, Tensolite and Bay Associates. While we believe that some of our manufacturing techniques enable us to provide more complex data transmission within a given space constraint than products offered by some of these companies, other factors, such as price, established relationships and support may influence customer choice where our particular abilities are not critical. Moreover, other companies, including those listed above, could develop technology and manufacturing techniques that would permit them to offer competitive or superior products across a broad range of our target applications.

      We believe that our most significant current competition comes from our customers and potential customers who, for a variety of reasons, may choose to produce interconnect systems in-house, either by maintaining the capability to produce fully integrated interconnect systems or by purchasing components from other suppliers and assembling them in-house. While we believe that the current trend among OEMs is towards outsourcing the manufacture of product components not within their core competency, our ability to supply customers depends on our ability to propose and execute on a program that is both technologically sound and cost competitive.

Research and development

      Our research and development efforts are focused on building our core competencies as a state-of-the-art manufacturer of miniaturized, high capacity interconnect systems. In the initial stages of our development, we received funding for a substantial portion of our research and development efforts from government grants. During 2002, government grants from the National Institutes of Health accounted for 9% of our total revenues, and we anticipate that government grant sources will continue to decline as a percentage of our total sales.

      Our current grants are from the National Institute of Neurological Disorders and Stroke and the National Institute of Mental Health. We are responsible for reporting any inventions derived or reduced to practice in the performance of work under the grants. In addition, the grant contracts are subject to the terms and conditions described in this section as well as other terms and conditions standard for government research contracts.

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

      The following table illustrates the sources and amounts of research and development expenditures for microHelix for the periods indicated:

	Year Ended December 31,

Source	2001	2002

Government grants	$761,000	$476,000
Customer-funded	951,000	559,000
Self-funded	101,000	650,000

Total	$1,813,000	$1,685,000

Patents and intellectual property

      We have patents, patent applications and trade secrets and we use the method of protection that is most appropriate for the particular circumstance. We file patent applications and continuations to cover both new and improved methods of manufacturing electronic interconnect systems and technologies. Aspects of our technology are protected by 11 U.S. patents. Additionally, 13 U.S. patent applications have been filed with the United States Patent and Trademark Office. The patent applications are in various stages of examination. Any future patents may not be granted and if granted, may be invalidated, circumvented, challenged, or licensed to others. One of our patents has also been filed as a Patent Cooperation Treaty International Application claiming priority from the U.S. patent application. None of the other applications or patents is the subject of an international or foreign national application or patent, although some of the applications have been filed recently enough that an international or foreign national application could still be filed claiming priority from the U.S. patent application. The 11 issued patents noted above will expire between 2016 and 2021. We also rely on trade secret law and nondisclosure agreements to protect our intellectual property.

      We currently do not own any trademarks that are listed on the principal register of the United States Patent and Trademark Office. We have, however, applied to register “microHelix” as a trademark. Our intellectual property also includes common law trademarks, service marks and trade names.

      To supplement the technologies that we develop internally, we have licensed rights to use intellectual properties held by third parties, and we may license additional intellectual property rights in the future. If any of these agreements terminate, we would be required to exclude the licensed intellectual property from our existing and future products.

      We have not yet needed to enforce any of our patent or other intellectual property rights. Any decision to do so will depend on the particular facts and circumstances and facts of the matter compared to the cost and benefits from such an enforcement effort. While we believe our patents afford some competitive advantage, the resources available to us to identify potential infringements and to defend our rights against infringement limit such protection. The extent of the protection offered by any patent is subject to determinations as to its scope and validity that would be made only in litigation. We cannot assure that our patents will afford meaningful protection from competition.

      We make what we believe are reasonable efforts to avoid infringing the intellectual property rights of others. We perform a patentability search prior to applying for a new patent ourselves and analyze the results of this search with respect to the possibility of infringement of the patents found. In addition we make an effort to keep abreast of the general patent landscape in our areas of concentration. While it is never our intent to infringe on the intellectual property rights of others, we may, despite our efforts, be unaware of the existence of rights in intellectual property that we incorporate into our designs or manufacturing processes. We may also incorporate intellectual property into our products based on assurances from our suppliers or customers that they are licensed to use the intellectual property, and these assurances may prove to be incorrect. Finally, we may reach conclusions as to whether a particular design or process infringes intellectual property rights that is challenged by the holder of those rights. For all of these reasons, we are subject to the risk that our designs or processes may be found to infringe intellectual property rights of others. If it is necessary or desirable, we may seek licenses under those intellectual property rights. However, we cannot be sure that licenses will be offered or that the terms of any offered license would be acceptable to us. Any such challenges could result in significant liability costs and defense costs and could have a material adverse effect on product sales.

Company history

      The company began in 1991 in Portland, Oregon as a grant and private equity funded research company, formed to develop leading edge manufacturing techniques for medical device interconnect systems. We began manufacturing operations in 1998, designing and building cable assemblies and micro-electric interconnects for use in the medical device, commercial and defense industries.

      In April 1999, we acquired Key-Tech, a privately held Portland-based designer and manufacturer of interconnect systems for the medical and commercial markets. In addition to acquiring a customer base, we significantly enhanced our manufacturing and engineering capabilities.

      In December 1999, we acquired the assets of the medical ultrasound division of Alcatel NA Cable Systems, Inc., the United States subsidiary of one of the largest wire and cable manufacturers in the world, which designs and manufactures cable assemblies for use in non-invasive ultrasound probes and systems. In connection with this acquisition, we acquired facilities and employees in Tucson, Arizona and Nogales, Mexico.

      In February 2000 we acquired all the stock of BioElectric Corporation.

      As a result of these acquisitions, microHelix now combines the innovative and multi-disciplined capabilities of an R&D company with the experience and know-how of a full line manufacturing company, specializing in the challenges of interconnect systems ranging in size and complexity.

      microHelix, Inc. (NASDAQ: MHLX) successfully completed its Initial Public Offering in November 2001. The proceeds of this IPO have been used, among other things, to further expand development and manufacturing capabilities, permitting us to better serve the expanding and changing needs of our medical, defense and commercial customers.

Employees

      We had 59 full-time employees in the United States as of December 31, 2002. In our corporate offices and manufacturing and engineering facilities in Portland, Oregon, we had 54 full-time employees and in our office in Tucson, Arizona, we had five full-time employees. Additionally, we contract with a company in Mexico that employs 24 people who work at our factory in Nogales, Mexico. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good. The Company’s future success will depend upon its ability to continue to attract, retain, and motivate highly skilled and qualified employees.

Item 2.     Properties

      We lease 20,000 square feet of office and manufacturing space at our headquarters in Portland, Oregon under a lease that expires November 2004. The space includes three clean rooms suitable for our required applications. We lease approximately 3,500 square feet of office and warehouse space in a business park in Tucson, Arizona under a lease that expires August 2003. We lease 30,000 square feet of manufacturing space in Nogales, Mexico, of which we sublease out 15,000 square feet. The current lease expired in January 2003 and contained renewal options. The Company is currently negotiating new lease terms.

Item 3.     Legal Proceedings

      As of March 13, 2003, we are not engaged in any legal proceedings nor are we aware of any pending or threatened legal proceedings that, singly or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations. From time to time the Company may become involved in ordinary, routine, or regulatory legal proceedings incidental to the business of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2002.

PART II

Item 5.	Market for the Company’s Common Equity and Related Shareholder Matters

      On November 16, 2001, the Company completed its Initial Public Offering, or IPO, selling 2,000,000 Units consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant, at $6.00 per Unit. In December 2001, the Company sold an additional 300,000 Units pursuant to the terms of the over-allotment agreement related to the IPO.

      Our Common Stock is quoted on the NASDAQ SmallCap Market and the Boston Stock Exchange under the symbol “MHLX” AND “HLX” respectively. As of March 13, 2003, there were approximately 47 holders of record of our Common Stock and approximately 749 beneficial owners of our Common Stock. As of March 13, 2003, the closing price of our Common Stock was $.35 per share as reported by the NASDAQ SmallCap Market. Our Class A Warrants are quoted on the NASDAQ SmallCap Market and the Boston Stock Exchange under the symbol “MHLXW” and “HLX&L” respectively. As of March 13, 2003 there were approximately 9 Class A warrantholders of record and the closing price of our Class A Warrants was $.04 per share as reported by the NASDAQ SmallCap Market. Our Class B Warrants are quoted on the NASDAQ SmallCap Market and the Boston Stock Exchange under the symbol “MHLXZ” and “HLX&Z” respectively. As of March 13, 2003 there were approximately 10 Class B warrant holders of record and the closing price of our Class B Warrants was $.15 per share as reported by the NASDAQ SmallCap Market. Our Common Stock, Class A Warrants, and Class B Warrants began to trade separately on December 17, 2001.

      The table below sets forth for the periods indicated, the representative high and low bid prices for the Common Stock, Class A Warrants and Class B Warrants, respectively, as reported by the Nasdaq SmallCap Market. The Quotations represent interdealer prices without adjustments for retail mark-ups, mark-downs or commissions and consequently do not necessarily reflect actual transactions.

Common Stock “MHLX”

2001 Fiscal Quarters	High	Low

Fourth Quarter, from November 16	$3.40	$3.35

2002 Fiscal Quarters	High	Low

First Quarter	$4.10	$2.00
Second Quarter	$2.23	$.95
Third Quarter	$1.25	$.33
Fourth Quarter	$.64	$.27

Class A Warrant “MHLXW”

2001 Fiscal Quarters	High	Low

Fourth Quarter, from November 16.29		.29

2002 Fiscal Quarters	High	Low

First Quarter	$1.06	$.27
Second Quarter	$.28	$.05
Third Quarter	$.10	$.01
Fourth Quarter	$.35	$.01

Class B Warrant “MHLXZ”

2001 Fiscal Quarters	High	Low

Fourth Quarter, from November 16.43		.43

2002 Fiscal Quarters	High	Low

First Quarter	$1.31	$.42
Second Quarter	$.55	$.18
Third Quarter	$.45	$.05
Fourth Quarter	$.10	$.01

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

Shareholders of Record

      As of March 13, 2003, there were approximately 47 shareholders of record of the Company’s Common Stock, 9 Class A Warrantholders of record and 10 Class B Warrantholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

      Securities authorized for issuance under equity compensation plans consists of the following:

	(a)	(b)	(c)

Number of
securities
remaining
available for
future
	Number of		issuance
	securities to be	Weighted-	under equity
	issued upon	average exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column(a))

Plan Category
Equity compensation plans approved by security holders	376,029	$3.57	377,135
Equity compensation plans not approved by security holders	26,150	.34	33,850

Total	402,179	$2.60	410,985

Initial Public Offering

      On November 16, 2001, we sold 2,000,000 Units at $6.00 per Unit in our IPO, each Unit consisting of one share of Common Stock, one Class A Warrant, and one Class B Warrant. In December 2001, we sold an additional 300,000 Units under the terms of the over-allotment agreement relating to that IPO. The net proceeds, amounting to approximately $11,410,000, less repayments of indebtedness of $3,693,000, was used for the purchase of additional capital equipment, expansion of manufacturing capabilities and general corporate uses.

Item 6.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with Item 1: Business and Item 7: Financial Statements.

Cautionary Statement

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current views and estimates of future economic and market circumstances, industry conditions, company performance, and financial results. You can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing matters. These statements are subject to risks and uncertainties that could cause the Company’s actual future results to differ materially from the results discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-KSB, including those below under the caption “Risk Factors” and from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made, and the Company does not intend, nor undertake any obligation to update any such forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

      The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the years ended December 31, 2001 and 2002. The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

Overview

      microHelix, Inc. is a leading designer, manufacturer and marketer of customized electronic micro-interconnect systems for the medical (ultrasound, minimally invasive and fully-implantable), commercial and military markets. We manufacture and market coated wire including ultra-thin wall pinhole free wire and custom cable for a number of applications. We also design and manufacture specialty connectors and flex circuits and offer a range of laser micro machining services. microHelix has successfully served these markets for over ten years.

      We commenced business as a research and development company in 1991. In the following years, we established a foundation of proprietary processes and intellectual property that we developed or acquired in the areas of fine wire handling, materials management, micro-interconnect technology and micro-manufacturing. Building on this foundation, we moved from research and development to commercial sales of our systems to medical device original equipment manufacturers (“OEMs”). We provide interconnect systems to medical device OEMs in three principal markets:

•	the non-invasive diagnostic ultrasound device market;

•	the minimally invasive device market; and

•	the fully implantable device market

      We also provide interconnect systems to OEMs serving military, test & measurement and surveillance equipment customers.

      Our objective is to be a leading supplier of customized interconnect systems to OEM customers in these target markets. To meet this objective, we provide our customers with:

•	Design assistance in the product development, engineering and prototype development phase for the customer’s devices;

•	Expertise in working with a variety of materials and processes including wire coating, cable construction, injection molding of parts and components, laser micro-machining and metal plating,

•	High-quality, cost-effective manufacturing and assembly with a particular focus on all aspects of fine wire handling and termination.

      We offer large OEMs which manufacture established products and components a cost-efficient, reliable source for higher volume interconnect systems. For smaller companies, we become a reliable process and product development partner that can provide a customized, application-specific product for their new electronic interconnect applications.

      Our technologies and manufacturing processes have been developed to address the need for ever smaller and more complex interconnect systems that transmit data, power and other electronic signals between components of various medical devices and of non-medical systems.

      Receiving ISO 9001:2000 corporate registration has been an important priority for both microHelix and its customers. Following a successful registration audit in March 2003, we have been recommended for ISO 9001:2000 corporate registration.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis including those related to product returns, bad debts, inventories, prepaid expenses, intangible assets, income taxes, warranty obligations, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

      Revenue Recognition — The Company recognizes revenue from commercial sales of micro cables, connectors, assemblies and related supplies when title passes, which is upon shipment. Commercial sales are made F.O.B. point of shipment. Returns are limited to nonconforming products.

      Development contracts are structured on a cost reimbursement or cost plus basis. Revenue from development contracts for non-recurring engineering is recognized using the percentage of completion method as time and materials costs are incurred. Revenue from contracts for the production of prototypes is recognized when the title passes, which is upon shipment. Prototypes are tested at the Company’s facility to customer specifications prior to shipment.

      Government grant sales are recognized as time and materials costs are incurred using the percentage of completion method. The government generally provides grants to perform specific research and is not the ultimate customer.

      Intangible and Other Assets primarily represent patent costs that are amortized using the straight-line method over their estimated useful lives. Management periodically evaluates the recoverability of intangibles based on current and anticipated income and undiscounted future cash flows. The recoverability of our intangible asset costs depends in part, on the development of additional commercial products from these technologies, the acceptance of such products in the marketplace, and our ability to generate significant revenues and cash flows from these products. During the year ended December 31, 2002, the Company determined that certain patents were impaired and recorded a $3,811,767 impairment loss. The impairment is a result of the change in the direction of the Company to focus on short-term activities, which do not encompass the utilization of all of the related patents.

Results of operations

      The following table presents our historical operating results for the periods indicated as a percentage of sales:

	Year Ended
	December 31,

	2001	2002

Sales	100%	100%
Cost of sales	97	100

Gross profit	3	0

Operating expenses:
Research and development	2	13
Sales and marketing	7	20
General and administrative	29	40
Impairment loss on intangibles	—	74

Total operating expenses	38	147
Loss from operations	(35)	(147)
Other expense	(15)	—

Net loss	(50)%	(147)%

Year ended December 31, 2002 compared with year ended December 31, 2001

      Sales for the year ended December 31, 2002 were $5,171,331, as compared to $6,222,283 for the year ended December 31, 2001, or a decrease in sales of $1,050,952. Wire and cable sales decreased by $765,668 in 2002 compared to 2001. Such decrease is attributable entirely to a decrease in sales to one ultrasound customer. Sales from government grants decreased by $285,284 in 2002 compared to 2001, as a result of the completion of two of our four outstanding grant awards. As discussed previously in this Annual Report, the Company decided to reduce its dependency on government grant sources and therefore a drop in grant sales was expected.

      Gross profit for the year ended December 31, 2002 was $2,630, as compared to $199,797 for the year ended December 31, 2001. The primary reason for the decrease is the reduction in amounts received from government grants. For the year ended December 31, 2001, gross profit from government grants was $289,684 compared to $2,618 from this same source for the year ended December 31, 2002.

      Research and development expenses were $649,538 for the year ended December 31, 2002, compared to $100,815 for the year ended December 31, 2001, or an increase of $548,723. The Company funds its research and development effort in three ways: self-funding, government grant-funding and customer-funding. During

2002, government grant funding was less than the prior year and, in addition to this, a major engineering customer-funded development contract was terminated in 2002.

      Sales and marketing expenses for the year ended December 31, 2002 were $1,048,152, compared to $451,516 for the year ended December 31, 2001, or an increase of $596,636. $207,000 of this increase is related to the write-off of a disputed engineering development contract receivable. The balance of the expense increase is primarily due to the build-up of an inside and outside sales force, as well as to commissions paid to various manufacturing representative organizations.

      General and administrative expenses for the year ended December 31, 2002 were $2,057,087 compared to $1,787,475 for the year ended December 31, 2001, or an increase of $270,482. This increase is solely attributable to expenses associated with the Company being a public company for the entire fiscal year 2002, as the Company’s initial public offering occurred in November 2001. Expenses such as auditing fees, legal fees, investor relations fees, filing and listing fees all contributed to this increase.

      Other expense, net for the year ended December 31, 2002 was $35,794 compared to $907,473 for the year ended December 31, 2001, or a decrease of $871,679. This decrease is attributable to a $217,546 non-cash charge taken in 2001 associated with the Company’s IPO, as well as the payment of certain loans in December 2001 with a portion of the proceeds from the IPO and the resulting reduction in interest expense thereafter.

      No provision for income taxes has been provided due to the Company’s accumulated net operating losses.

Liquidity and Capital Resources

      As of December 31, 2002, the Company had $2,131,549 of cash and cash equivalents. Cash used in operating activities in fiscal 2002 was $4,135,852, compared to $2,421,931 during 2001, or an increase of $1,713,921. This increase in the use of cash can be primarily attributed to two factors: first, to fund increased losses of $740,459 (excluding the impairment loss on intangibles) and secondly, to pay deferred interest and compensation to a shareholder in the amount of $730,546.

      The Company has incurred recurring negative cash flows and losses from operations and at December 31, 2002 had an accumulated deficit of $16,612,122. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

      The Company expects additional capital will be required during 2003 to continue operating in accordance with its current plans. If the Company is not successful in securing additional funding it will have to reduce its operating expenses to a level commensurate with its revenue expectations. Effective April 7, 2003, the Company reduced salaries to 80 percent of regular pay. The Company is making a concerted effort to only bid on those contracts that will have a short-term payoff and at this time the Company is less focused on longer term research and development projects. If the Company is unable to raise additional permanent capital or cannot bring its cost structure in line with revenues, it may be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.

      Capital expenditures for the year ended December 31, 2002 were $173,196 compared to capital expenditures in the prior year of $332,959, or a decrease in expenditures of $159,763, due to cost reductions.

      For the year ended December 31, 2002, $912,719 of cash was used in financing activities to pay down loans and a line of credit, compared to $10,104,652 cash that was generated from financing activities in the prior year, principally due to the completion of the Company’s IPO in November 2001.

      As of December 31, 2002, we had a $1,500,000 line of credit for working capital, secured by accounts receivable and inventory. As of December 31, 2002, there was $739,111 outstanding on the line of credit.

      The following table discloses the Company’s contractual cash obligations as of December 31, 2002:

	Payments Due by Period

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years

Operating leases, net of sublease income	$370,945	$184,650	$186,295	$—
Line of credit	739,111	739,111	—	—
Long-term debt to shareholder	1,135,000	535,000	600,000	—

Total contractual cash obligations	$2,245,056	$1,458,761	$786,295	$—

      In January 2003, the Company repaid $135,000 of notes payable to shareholder. In March 2003, the Company borrowed $200,000 from an unrelated party and repaid $500,000 of the notes payable to shareholder.

Risk Factors

      Following are the key risk factors that have affected our net sales and net income in the past and could materially impact our future net sales and net income. In addition, if any of these risks occur, the market price of shares of our Common Stock could decline and investors could lose all or part of their investment:

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

      Three customers, Philips Medical Systems, Jomed N.V. and World Heart, accounted for 30%, 19%, and 12%, respectively, of our 2001 sales. In 2002, sales to our four largest customers, Jomed N.V., GE Parallel Design, World Heart, and Philips Medical Systems, accounted for 28%, 12%, 11%, and 10%, respectively, of our revenues. There are a relatively limited number of OEMs that make medical devices and an even smaller number of OEMs that compete in any given device market. The loss of a significant customer could have a material adverse impact on our sales and earnings. While we expect the overall size of the medical device market to expand, it remains possible that significant penetration of these markets may depend on large volume sales to a limited number of potential customers. Concentration in our customer base may make fluctuations in revenue and earnings more severe and make business planning more difficult.

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

Our current manufacturing operations in Mexico may subject us to a number of risks which could disrupt the supply of our systems and adversely impact sales, earnings and customer relationships.

      We currently manufacture interconnect systems for ultrasound devices in Mexico and, to keep our costs competitively low, we expect to conduct a substantial part of the manufacturing at this facility. While we expect that most of the arrangements that we may make with regard to international manufacturing will be denominated in U.S. dollars, the conduct of such operations will subject us to foreign currency risks in the event of large changes in exchange rates. Foreign manufacturing will subject us to a number of additional risks, including:

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

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. This statement discontinues the use of the pooling of interests method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001. The Company has not entered into any business combinations and has no recorded goodwill or intangible assets with indefinite lives. As such, the adoption of this statement did not have a material effect on the Company’s financial statements.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. This statement was adopted on January 1, 2002. The Company has no goodwill or intangible assets with indefinite lives as of December 31, 2002.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company for the fiscal year ending December 31, 2003. The Company believes the adoption of this statement will have no material impact on its financial statements.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was adopted on January 1, 2002. SFAS No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. As discussed elsewhere in this Annual Report, the Company recorded an impairment loss of $3,811,767 on certain patents during the year ended December 31, 2002.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections. SFAS No. 145 rescinds FASB No. 4, Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for our financial statements for our fiscal year beginning January 1, 2003. The Company does not expect the adoption of this statement to have a material effect on the Company’s financial statements.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company’s financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. This statement is effective for the year ended December 31, 2002. The adoption of this statement did not have a material effect on the Company’s financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescinds FIN No. 35. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in FIN No. 45 are effective for the year ended December 31, 2002. The adoption of this interpretation did not have a material effect on the Company’s financial statements.

Item 7.     Financial Statements

      The Company’s Financial Statements and the Independent Auditors’ Report thereon are presented in the following pages.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

microHelix, Inc.

      We have audited the accompanying consolidated balance sheet of microHelix, Inc., (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, recurring negative cash flows from operations, and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

April 7, 2003

MICROHELIX, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2002

December 31,
2002

Assets
Current Assets:
Cash	$2,131,549
Accounts receivable, net of allowance of $19,517.	1,117,807
Due from affiliates	37,247
Inventories (Note 2)	705,162
Prepaid expenses	110,523

Total current assets	4,102,288
Property and equipment — net (Note 3)	1,546,453
Intangible and other assets — net (Note 4)	1,094,983

Total	$6,743,724

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$476,712
Accrued liabilities	444,813
Line of credit (Note 5)	739,111
Current portion of notes payable to shareholder (Notes 5 and 8)	535,000

Total current liabilities	2,195,636

Long-Term Liabilities:
Long-term portion of notes payable to shareholder (Notes 5 and 8)	600,000

Total long-term liabilities	600,000

Total liabilities	2,795,636

Shareholders’ Equity (Note 7):
Common stock, no par value, 5,519,495 shares authorized, 4,659,886 issued and outstanding at December 31.	14,179,467
Preferred stock, no par value, 5,000,000 shares authorized, zero issued and outstanding at December 31	—
Additional paid-in capital	6,487,417
Notes receivable from shareholders for common stock (Note 8)	(57,940)
Deferred compensation expense	(48,734)
Accumulated deficit	(16,612,122)

Total shareholders’ equity	3,948,088

Total	$6,743,724

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2001 and 2002

	Year Ended December 31,

	2001	2002

Sales:
Wire and cable	$5,461,053	$4,695,385
Government grants	761,230	475,946

Total sales	6,222,283	5,171,331
Cost of Sales:
Wire and cable	5,550,940	4,695,373
Government grants	471,546	473,328

Total cost of sales	6,022,486	5,168,701

Gross profit	199,797	2,630
Operating Expenses:
Research and development	100,815	649,538
Sales and marketing	451,516	1,048,152
General and administrative	1,787,475	2,057,087
Impairment loss on intangibles (Note 4)	0	3,811,767

Total operating expenses	2,339,806	7,566,544

Loss from operations	(2,140,009)	(7,563,914)
Other Income (Expense):
Other income	—	75,000
Interest income	17,335	68,783
Interest expense	(758,658)	(87,296)
Interest expense to shareholder	(166,150)	(92,281)

Other expense — net	(907,473)	(35,794)

Net loss	$(3,047,482)	$(7,599,708)

Net loss per common share — basic and diluted	$(1.82)	$(1.63)

Shares used in per share calculation — basic and diluted	1,674,522	4,659,886

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2001 and 2002

	Common Stock		Additional
			Paid-In	Notes	Deferred	Accumulated
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Total

Balance, January 1, 2001.	1,713,803	$5,285,255	$621,993	$(93,940)	$(171,684)	$(5,964,932)	$(323,308)
Conversion of preferred stock	165,585	450,000					450,000
Conversion of bridge loans	103,779	371,113	251,560				622,673
Conversion of convertible notes payable	355,886	1,272,648	862,667				2,135,315
Issuance of common stock (net of costs of $2,389,848)	2,320,833	6,800,451	4,609,701				11,410,152
Grant of stock options			17,438		(17,438)
Cancellation of stock options			(51,429)		51,429
Grant of stock warrants			173,382				173,382
Amortization of deferred compensation					52,871		52,871
Repayment of shareholder notes				36,000			36,000
Net loss						(3,047,482)	(3,047,482)

Balance, December 31, 2001.	4,659,886	$14,179,467	$6,485,312	$(57,940)	$(84,822)	$(9,012,414)	$11,509,603
Grant of stock options			2,105		(2,105)
Amortization of deferred compensation					38,193		38,193
Net loss						(7,599,708)	(7,599,708)

Balance, December 31, 2002	4,659,886	$14,179,467	$6,487,417	$(57,940)	$(48,734)	$(16,612,122)	$3,948,088

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001 and 2002

	Year Ended December 31,

	2001	2002

Cash Flows from Operating Activities:
Net loss	$(3,047,482)	$(7,599,708)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	467,265	518,139
Stock compensation expense	52,871	36,088
Amortization of deferred inventory charges	17,043	6,237
Forgiveness of deferred compensation	—	(75,000)
Interest charges on warrants	173,382	—
Impairment loss on intangibles (Note 4)	—	3,811,767
Change in:
Accounts receivable, net	(437,351)	(69,234)
Inventories	235,968	168,878
Due from affiliates	65,016	(37,247)
Prepaid expenses	(139,701)	62,148
Intangible and other assets	55,562	(4,280)
Accounts payable	(54,230)	(365,059)
Accrued interest	(78,323)	—
Accrued interest to shareholder	101,508	(530,546)
Deferred shareholder compensation	—	(125,000)
Accrued liabilities	187,365	66,965
Due to affiliates	(20,824)	—

Cash used in operating activities	(2,421,931)	(4,135,852)

Cash Flows from Investing Activities:
Capital expenditures	(332,959)	(173,196)

Cash used in investing activities	(332,959)	(173,196)

Cash Flows from Financing Activities:
Repayments of notes receivable from shareholders	36,000	—
Proceeds from borrowings against notes payable and line of credit	3,309,151	1,070,020
Payments of financing costs	(95,000)	—
Principal payments on notes payable and lines of credit	(4,555,651)	(1,982,739)
Proceeds from issuance of common stock, net of costs	11,410,152	—

Cash provided/(used) by financing activities	10,104,652	(912,719)

Change in cash	7,349,762	(5,221,767)
Cash, beginning of period	3,554	7,353,316

Cash, end of period	$7,353,316	$2,131,549

Supplemental disclosure of cash flow information — Cash paid for interest	$924,296	$710,123

Supplemental disclosure of noncash investing and financing activities:
Conversions of preferred stock, bridge loans, and convertible notes payable into common equity	$3,207,988	$—

See notes to consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2001 and 2002

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

      Going Concern — These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and had negative cash flows from operations during each of the past two years and at December 31, 2002 had an accumulated deficit of $16,612,122. This indicates that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

      The Company expects additional capital will be required during 2003 to continue operating in accordance with its current plans. If the Company is not successful in securing additional funding it will have to reduce its operating expenses to a level commensurate with its revenue expectations. As of April 7, 2003, the Company reduced salaries to 80 percent of regular pay and the Company is making a concerted effort to only bid on those contracts that will have a short-term payoff and at this time the Company is less focused on longer term research and development projects. If the Company is unable to raise additional permanent capital or cannot bring its cost structure in line with revenues, it may be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.

      Critical Accounting Policies and Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to the remaining life and recoverability of long-lived assets, the recoverability of inventories, product returns, bad debts, prepaid expenses, intangible assets, income taxes, warranty obligations, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements. The Company recognizes revenue from commercial sales

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of micro cables, connectors, assemblies and related supplies when title passes, which is upon shipment. Commercial sales are made F.O.B. point of shipment. Returns are limited to nonconforming products. Development contracts are structured on a cost reimbursement or cost plus basis. Revenue from development contracts for non-recurring engineering is recognized using the percentage of completion method as time and materials costs are incurred. Revenue from contracts for the production of prototypes is recognized when the title passes, which is upon shipment. Prototypes are tested at the Company’s facility to customer specifications prior to shipment. Government grant sales are recognized as time and materials costs are incurred using the percentage of completion method. The government generally provides grants to perform specific research and is not the ultimate customer. Intangible and other assets primarily represent patent costs that are amortized using the straight-line method over their estimated useful lives. Management periodically evaluates the recoverability of intangibles based on current and anticipated income and undiscounted future cash flows. The recoverability of our intangible asset costs depends in part, on the development of additional commercial products from these technologies, the acceptance of such products in the marketplace and our ability to generate significant revenues and cash flows from these products.

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

      Intangible and Other Assets primarily represent patent costs that are amortized using the straight-line method over their estimated useful lives or 15 years, whichever is shorter, once the technology is completed and in use. Management periodically evaluates the recoverability of intangibles based on current and anticipated income and undiscounted future cash flows. During the year ended December 31, 2002, the Company determined that certain patents were impaired and recorded a $3,811,767 impairment loss as discussed at Note 4.

      Impairment of Long-Lived Assets — The Company evaluates its long-lived assets for financial impairment and will continue to evaluate them if events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. As a result of recurring losses and a focus on the short-term direction of the Company, certain patents were tested for impairment and a $3,811,767 impairment loss was recorded during the year ended December 31, 2002 as discussed in Note 4.

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

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenue on government grants is recognized as time and materials costs are incurred using the percentage of completion method. The government generally provides grants to perform specific research and is not the ultimate customer.

      As of December 31, 2001 and 2002, there were no unbilled or pre-billed amounts on outstanding contracts. Earnings on non-recurring engineering contracts were immaterial for the years ended December 31, 2001 and 2002. Earnings on government grants are presented in the statements of operations.

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

      Stock-Based Compensation — The Company continues to measure compensation expense for its stock-based employee compensation plans using the method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company provides pro forma disclosures of net income and earnings per share as if the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense.

      If compensation cost on stock options granted under these plans had been determined based on the fair value of the options consistent with that described in SFAS No. 123, the Company’s net loss and net loss per common share would have been adjusted to the following pro forma amounts:

	Year Ended December 31,

	2001	2002

Net loss:
As reported	$(3,047,482)	$(7,599,708)
Pro forma	(3,179,839)	(7,842,835)
Basic and diluted net loss per common share:
As reported	(1.82)	(1.63)
Pro forma	(1.40)	(1.68)

      The pro forma amounts may not be indicative of the effects on reported net income for future years due to the effect of options vesting over a period of years and the granting of stock compensation awards in future years.

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants:

	Year Ended December 31,

	2001	2002

Dividend yield	None	None
Risk-free interest rate	4.860%	2.630%
Expected volatility	29%	98%
Expected option lives	7.50 years	4.02 years
Weighted-average fair value of options granted per share	$3.52	$.49

      Refer to Note 8 for further information regarding the Company’s stock option plan.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Financial Instruments — The carrying value of the Company’s cash, accounts receivable, accounts payable, other accrued liabilities, and line of credit approximate their estimated fair values due to the short maturities of those instruments. At December 31, 2002, the estimated fair value of notes payable to shareholder was $1,014,137 as compared to the carrying value of $1,135,000. Estimated rates currently available to the Company for debt with similar terms are used to estimate the fair value of notes payable to shareholder.

      Comprehensive Loss — Comprehensive loss for the years ended December 31, 2001 and 2002 was the same as the reported net loss.

      Recent Accounting Pronouncements — In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. This statement discontinues the use of the pooling of interests method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001. The Company has not entered into any business combinations and has no recorded goodwill or intangible assets with indefinite lives. As such, the adoption of this statement did not have a material effect on the Company’s financial statements.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. This statement was adopted on January 1, 2002. The Company has no goodwill or intangible assets with indefinite lives as of December 31, 2002.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company for the fiscal year ending December 31, 2003. The Company believes the adoption of this statement will have no material impact on its financial statements.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was adopted on January 1, 2002. SFAS No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. As discussed elsewhere in this Annual Report, the Company recorded an impairment loss of $3,811,767 on certain patents during the year ended December 31, 2002. See further discussion at Note 4.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections. SFAS No. 145 rescinds FASB No. 4, Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for our financial statements for our fiscal year beginning January 1, 2003. The Company does not expect the adoption of this statement to have a material effect on the Company’s financial statements.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initiated after December 31, 2002. The Company does not expect adoption of this statement to have a material effect on the Company’s financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. This statement is effective for the year ended December 31, 2002. The adoption of this statement did not have a material effect on the Company’s financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescinds FIN No. 35. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in FIN No. 45 are effective for the year ended December 31, 2002. The adoption of this interpretation did not have a material effect on the Company’s financial statements.

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

      Options to purchase 235,609 and 402,179 shares of common stock were outstanding as of December 31, 2001 and 2002, respectively, but were not included in the computation of diluted net loss per share for the years then ended because the options were anti-dilutive. These options expire on dates beginning June 2008 through December 2012. Common equivalent shares outstanding of 508,952 and zero at December 31, 2001 and 2002, respectively, from assumed conversion of redeemable preferred stock, convertible notes payable, and stock warrants were not included in the computation of diluted net loss per share as they were anti-dilutive.

2.     Inventories

      Inventories are as follows:

December 31,
2002

Raw materials	$606,969
Work-in-process	98,193

Total	$705,162

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Property and Equipment

      Property and equipment are as follows:

December 31,
2002

Machinery and equipment	$2,432,540
Leasehold improvements	205,024
Office furniture and equipment	265,658
Automobiles	20,000
Software	85,968

3,009,190
Accumulated depreciation	(1,462,737)

Property and equipment — net	$1,546,453

4.     Intangible and Other Assets

      Intangible and other assets are as follows:

December 31,
2002

Patents	$1,143,699
Other assets	4,280
Accumulated amortization	(52,996)

Intangible and other assets — net	$1,094,983

      During the year ended December 31, 2002, as a result of recurring losses and a change in the direction of the Company to focus on short-term activities, the Company tested certain patents in the wire and cable segment for impairment. As a result of the Company’s tests, $3,811,767 was recorded as an impairment loss on intangibles in the consolidated statements of operations. The Company developed a net cash flow forecast specifically related to the patents in question, applied a royalty stream to the forecast, and discounted the resulting stream in order to determine the estimated fair value of the patents. The estimated fair value was then compared to the carrying value of the related patents, which resulted in the impairment loss of $3,811,767.

5.     Line of Credit and Notes Payable

      In December 2002, the Company entered into a revolving line of credit with an asset-based lender. The line of credit is secured by accounts receivable. The line of credit bears interest at the prime rate plus 6.25% (10.25% at December 31, 2002) and allows the Company to borrow up to $1,500,000. At December 31, 2002, $739,111 was outstanding on the line of credit.

      As of December 31, 2002, the Company was in compliance with the terms of the line of credit.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Notes payable consist of the following:

December 31,
2002

Note payable to shareholder, interest at 7.5% at December 31, 2002, interest payable monthly and principal payment due March 2003, secured by certain assets	$456,115
Note payable to shareholder, interest at 7.5% at December 31, 2002, interest payable monthly and principal payments due March 2003 and December 2004, secured by certain assets	383,885
Note payable to shareholder, interest at 7.5% at December 31, 2002, interest payable monthly and principal payment due December 2002, secured by certain assets	135,000
Note payable to shareholder, interest at 7.5% at December 31, 2002, interest payable monthly and principal payment due December 2004, secured by certain assets	160,000

Total notes payable	1,135,000
Less current portion	(535,000)

Long-term portion of notes payable	$600,000

      All notes payable outstanding at December 31, 2002 are payable to shareholder.

      Principal payments due on notes payable are as follows as of December 31, 2002:

2003	$535,000
2004	600,000

Total	$1,135,000

      In February 2002, the Company’s former President and Chief Executive Officer (the “shareholder”), along with the Board of Directors, agreed to reduce the interest rates on notes payable to shareholder from 12% to 7.5% and extend the terms for $400,000 of the balance from December 31, 2002 to March 31, 2003 and the remaining $600,000 of the balance will be due December 31, 2004. The shareholder, who also serves as trustee of the Sass Living Trust, along with Board of Directors, also agreed to reduce the interest rate on the note payable to the Sass Living Trust from 15% to 7.5%. In connection with the revisions, the Company repaid $90,830 of principal in 2002 in order to reduce the outstanding principal to $1,000,000. Additionally, the Company paid accrued interest in full for both the notes payable to the shareholder and to the Sass Living Trust in the amounts of approximately $460,000 and $72,000, respectively.

      In January 2003 the Company repaid the $135,000 note payable to shareholder. Additionally, in March 2003, the Company repaid $500,000 of principal and $4,293 of accrued interest on the remaining notes payable to shareholder. In March 2003, the Company borrowed $200,000 on a short-term unsecured note at a 12 percent interest rate to finance short-term working capital requirements.

6.     Income Taxes

      Deferred income taxes, reflecting the net tax effects of temporary differences between the carrying amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, are based on tax laws currently enacted.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Components of deferred tax assets are as follows:

December 31,
2002

Federal net operating loss carryforwards	$4,199,019
State net operating loss carryforwards	749,610
Deferred compensation	152,175
Basis difference in property and equipment	(124,800)
Basis difference in intangible assets	(372,673)
Other	123,575

Deferred tax asset	4,726,906
Valuation allowance	(4,726,906)

Net	$—

      As of December 31, 2002, the Company had federal and state net operating loss carryforwards of $11,997,197 and $11,357,728, respectively, expiring during the years 2013 through 2022. No provision for income taxes has been provided due to the Company’s net losses.

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

7.     Shareholders’ Equity

      Common Stock — Effective November 16, 2001, the Company completed an initial public offering (the “offering”) in which it issued 2,000,000 units at $6.00 per unit. A unit consisted of one share of common stock, one Class A warrant to purchase one share of common stock, and one Class B warrant to purchase one share of common stock. In December 2001, the Company issued an additional 300,000 units as the representatives of the underwriters exercised their over-allotment option.

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

      Preferred Stock — The Company is authorized to issue $5,000,000 shares of preferred stock. As of December 31, 2002, there were zero shares issued and outstanding.

      Stock Option Plan — The Company’s 2002 Non Qualified Stock Option Plan (the “2002 Non Qualified Plan”) was adopted by the board of directors in October 2002. The 2002 Non Qualified Plan provides for the issuance of options to purchase up to 60,000 shares of common stock to its employees and consultants. Options are granted under various vesting arrangements.

      Stock Incentive Plans — The Company’s 2001 Stock Incentive Plan (the “2001 Plan”) was adopted by the Board of Directors in July 2001 and approved by the shareholders in August 2001. The 2001 Plan provides

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the issuance of options to purchase up to 600,000 shares of common stock. Options are granted under various vesting arrangements, up to a maximum of five years and expire after a maximum of ten years and are subject to a stock transfer restriction agreement to be entered into upon exercise.

      The Company has a 1998 Stock Incentive Plan (the “1998 Plan”), under which grants of options to purchase up to 153,164 shares of common stock to its employees and service providers are outstanding. Options were granted under various vesting arrangements, up to a maximum of five years and expire after a maximum of ten years and are subject to a stock transfer restriction agreement to be entered into upon exercise. In 2002, the Board of Directors voted to discontinue further grants of options under this plan.

      The following table summarizes current year activity under the 1998, 2001, and 2002 Plans:

	Outstanding Options

		Weighted
		Average	Weighted
		Exercise	Average Fair
	Number	Price Per	Value Per
	of Shares	Share	Share

Balance at December 31, 2000.	148,785	$3.93	$4.49
Options granted, less than market price	68,994	9.06	3.97
Options granted at market price	60,519	3.58	1.57
Options cancelled	(42,688)	2.86	4.85

Balance at December 31, 2001.	235,609	5.54	3.52
Options granted, less than market price	60,519	3.10	2.32
Options granted at market price	176,059	.97	.67
Options granted, greater than market price	3,500	1.28	.37
Options cancelled	(73,508)	3.28	.63

Balance at December 31, 2002.	402,179	$2.60	$.49

      In November 2001, the Company made an exchange offer to employees who held options at an exercise price of $9.06 per share, in which the employees would be able to be granted new options in six months and one day from the cancellation date of their existing options. In connection with this offer, 34,607 options were cancelled.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding and exercisable under the 1998, 2001, and 2002 Plans at December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average	Number	Average
	Number	Contractual	Exercise	of Options	Exercise
Exercise Price	of Options	Life (yrs)	Price	Exercisable	Price

$. 34	26,150	9.84	$.34	0	$0
$ .37	30,750	9.77	.37	0	0
$ .50	18,090	9.95	.50	0	0
$ .60	2,000	9.65	.60	0	0
$ .65	14,000	9.70	.65	0	0
$1.09	2,208	5.48	1.09	1,768	1.09
$1.28	114,500	9.44	1.28	1,250	1.28
$1.40	33,006	7.69	1.40	13,232	1.40
$2.72	92,983	6.94	2.72	52,398	2.72
$3.10	10,519	9.11	3.10	1,840	3.10
$9.06	57,973	8.47	9.06	21,402	9.06

	402,179	8.63	$2.60	91,890	$3.96

      Refer to Note 1 for disclosure of pro forma results assuming the Company determined compensation cost on stock options granted under these plans based on the fair value of the options consistent with that described in SFAS No. 123.

      Stock Warrants — In connection with bridge loans issued in June 2001, the Company granted warrants to purchase 156,000 units at 90% of the initial public offering price. The warrants may be exercised at any time during a period of three years commencing on the first anniversary of the effective date of the offering, November 16, 2002. Interest expense of $162,963 was recorded during 2001, based on the fair value of the warrants that was calculated using the Black-Scholes pricing model and the following assumptions: risk-free interest rate of 4.58%, no expected dividend yield, 30% volatility, and an expected life of 3.75 years.

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

      Deferred Compensation — In connection with stock option grants issued to employees and consultants of the Company, there was no deferred compensation recorded during 2001 and 2002, respectively. Deferred compensation related to stock options granted to employees is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock and is being amortized on a straight-line basis over the vesting period of the options. Deferred compensation to consultants is being amortized on a straight-line basis over the related service periods.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Related-Party Transactions

      The shareholder has a controlling interest in iSense Corporation, Red Dot, Inc., and Fidelcor Capital. During 2002, the Company settled all due to/from affiliate amounts.

      There are no transactions with the affiliates that impact sales or expenses.

      Significant transactions and balances with shareholders are summarized below:

December 31,
2002

Due from affiliates	$37,247

Notes receivable from shareholders for common stock	$57,940

Notes payable to shareholder	$1,135,000

	Year Ended December
	31,

	2001	2002

Interest expense to shareholder	$166,150	$92,281

      During 1999, the shareholder of the Company agreed to defer his annual compensation of $200,000 to future periods in order to improve the Company’s cash flow. In February 2002, the Company agreed to repay $125,000 of the deferred compensation and the shareholder agreed to forgive the remaining $75,000. Accordingly, there is no longer a deferred shareholder compensation liability as of December 31, 2002.

      In January 2003, the Company repaid $135,000 of the note payable to shareholder.

9.     Commitments and Contingencies

      Operating Leases — The Company leases certain office space and equipment. The operating leases expire at various dates through November 2006. Future minimum rental commitments under noncancelable operating leases are as follows:

Year Ending December 31,

2003	$192,148
2004	173,134
2005	7,895
2006	5,266

Total	378,443
Less: Sublease income	(7,498)

Net operating lease commitments	$370,945

      Rent expense was $321,342 and $282,272 (net of sublease income of $89,974 and $108,028) for the years ended December 31, 2001 and 2002, respectively.

      Government grants — The Company enters into government grants, in which it may commit to certain equipment purchases. However, the contracting party is obligated to reimburse the Company for all such purchases.

      Litigation — From time to time, the Company is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. Management believes that any

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ultimate liability from litigation will not materially affect the financial position, results of operations, or cash flows of the Company.

10.     Major Customers

      In 2001, sales from three customers represented $1,852,757 or 30%, $1,182,809 or 19%, and $746,674 or 12%, respectively, of the Company’s sales. In 2002, sales from four customers represented $1,428,867 or 28%, $637,047 or 12%, $558,946 or 11%, and $538,454 or 10%, respectively, of the Company’s sales. Sales from governmental grants were from the same customer for all periods presented.

11.     Segments

      The Company operates in two segments. The wire and cable segment designs and manufactures micro cables, connectors, and assemblies for use in medical devices. The government grants segment performs research funded by governmental institutions, primarily the National Institutes of Health, for development of custom electronic interconnect systems for the human body.

      The following is a summary of various financial amounts for each of the Company’s business segments. There were no intersegment sales during any of the periods presented.

	Year Ended December 31,

	2001	2002

Sales:
Wire and cable	$5,461,053	$4,695,385
Government grants	761,230	475,946

Total	$6,222,283	$5,171,331

Gross profit (loss):
Wire and cable	$(89,887)	$12
Government grants	289,684	2,618

Total	$199,797	$2,630

Depreciation and amortization:
Wire and cable	$369,881	$420,755
Government grants	97,384	97,384

Total	$467,265	$518,139

Assets:
Wire and cable	$15,743,446	$6,337,956
Government grants	503,152	405,768

Total	$16,246,598	$6,743,724

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of sales by geographic region.

	Year Ended December 31,

	2001	2002

Sales:
North America	$5,952,024	$5,055,545
Europe	262,223	59,968
Other	8,036	55,818

Total	$6,222,283	$5,171,331

      Sales to customers in the United States were $5,931,950 and $5,053,290 during the years ending December 31, 2001 and 2002, respectively.

      The following is a summary of long-lived assets by geographic location.

December 31, 2002

United States	$2,531,717
Mexico	109,719

$2,641,436

12.     Retirement Plan

      The Company offers a 401(k) employee savings plan with eligibility requirements of three months of service. There are no required employer contributions and no Company contributions were made to the plan during the years ended December 31, 2001 and 2002.

* * * * * *

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 9.	Directors and Executive Officers of the Registrant

      The response to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders.

Item 10.	Executive Compensation

      The response to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

      The response to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders.

Item 12.	Certain Relationships and Related Transactions

      The response to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders.

PART IV

Item 13.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

3.1(1)	Amended and Restated Articles of Incorporation of microHelix, Inc.
3.2(1)	Bylaws of microHelix, Inc.
4.2(1)	Form of Warrant Agreement among microHelix, Inc. and UMB Bank, n.a., as Warrant Agent, including the form of Class A Warrant and Class B Warrant
4.3(1)	Form of Unit Certificate
4.4(1)	Form of Warrant to Paulson Investment Company, Inc.
10.1(1)	Agreement to Provide Registration and Subscription Rights dated July 1, 1999 between Richard G. Sass and The Polymer Technology Group
10.2(1)	Warrant dated March 27, 2000 to The Polymer Technology Group
10.3(1)	Warrant Agreement dated January 5, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank
10.4(1)	Amendment to Warrant Agreement dated May 31, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank
10.5(1)	Antidilution Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank
10.6(1)	Stock Transfer Restriction Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank
10.7(1)	Promissory Note dated December 7, 1991 from microHelix, Inc. in favor of Richard G. Sass
10.8(1)	Promissory Note and Security Agreement dated December 15, 1999 from microHelix, Inc. in favor of Richard G. Sass

Exhibit
Number	Description

10.9(1)	Promissory Note and Security Agreement dated January 20, 2000 from microHelix, Inc. in favor of Sass Revocable Trust
10.10(1)	Promissory Note and Security Agreement dated February 1, 2000 from microHelix, Inc. in favor of Richard G. Sass
10.11(1)	Promissory Note and Security Agreement dated August 1, 2000 from microHelix, Inc. in favor of Richard G. Sass
10.12(1)	Promissory Note and Security Agreement dated April 12, 2001 from microHelix, Inc. in favor of Richard G. Sass
10.13(1)	Standard Commercial-Industrial Lease Agreement dated August 1, 2000 between microHelix, Inc. and La Bajada Land Company LLC
10.14(1)	Addendum for Manufacturing Space Lease Agreement dated November 1, 2000 between microHelix, Inc. and Javid LLC
10.15(1)	Addendum for Manufacturing Space Sub-Lease dated June 23, 2000 between microHelix, Inc. and Agave Wire
10.16(1)	Lease Agreement dated April 20, 1992 between microHelix, Inc. and Pacific Realty Associates, L.P., and lease amendments dated August 12, 1992, February 16, 1995, April 26, 1996 and July 3, 1997
10.17(1)	microHelix, Inc. 1998 Stock Incentive Plan
10.18(1)	Form of Incentive Stock Option Agreement for 1998 Stock Incentive Plan
10.19(1)	Form of Non-Statutory Stock Option Agreement for 1998 Stock Incentive Plan
10.20(1)	microHelix, Inc. 2001 Stock Incentive Plan
10.21(1)	Form of Incentive Stock Option Agreement for 2001 Stock Incentive Plan
10.22(1)	Form of Non-Statutory Stock Option Agreement for 2001 Stock Incentive Plan
10.23(1)	Form of Warrant for Bridge Loan
10.24(1)	National Institutes of Health Grant Number 5 R44 NS33427-03, dated July 19, 2001
10.25(1)	National Institutes of Health Grant Number 2 R44 MH59502-02, dated September 29, 2000
10.26(2)	Form of Amended and Restated Promissory Note dated February 8, 2002 from microHelix, Inc. in favor of Richard G. Sass in the original principal amount of $456,115
10.27(2)	Form of Amended and Restated Promissory Note dated February 8, 2002 from microHelix, Inc. in favor of Richard G. Sass in the original principal amount of $160,000
10.28(2)	Form of Amended and Restated Promissory Note dated February 8, 2002 from microHelix, Inc. in favor of Richard G. Sass in the original principal amount of $383,885
10.29(2)	Form of Amended and Restated Security Agreement dated February 8, 2002 from microHelix, Inc. to Richard G. Sass
10.30(2)	Promissory Note dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.31(2)	Business Loan Agreement dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.32(2)	Commercial Security Agreement dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.33(2)	Promissory Note dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.34(2)	Business Loan Agreement (Asset Based) dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.35(2)	Commercial Security Agreement dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.36(2)	Subordination Agreement between microHelix, Inc. and West Coast Bank
10.37(3)	Lease Amendment dated October 28, 2002 between microHelix, Inc. and Pacific Realty Associates, L.P.

Exhibit
Number	Description

10.38(3)	microHelix, Inc. 2002 Nonqualified Stock Option Plan
10.39(3)	Terms and Conditions of Option Grant and/or Stock Purchase Under microHelix, Inc. 2002 Nonqualified Stock Option Plan
10.40(3)	National Institutes of Health Grant Number 1 R43 MH65011-01, dated March 20, 2002
10.41(3)	National Institutes of Health Grant Number 1 R43 EY13346-01A1, dated March 25, 2002
10.42(3)	National Institutes of Health Grant Number 1 R43 CA94374-01, dated September 12, 2002
10.43(3)	Loan and Security Agreement (Asset Based) dated December 10, 2002 Between microHelix, Inc. and Access Business Finance, LLC
21.1(1)	Subsidiaries of microHelix, Inc.
99.1(3)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2(3)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-65872), declared effective on November 16, 2001.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

(3)	Filed herewith.

      (b) Reports on Form 8-K

      During the three month period ended December 31, 2002, the Company filed one report on Form 8-K on October 24, 2002 with respect to a press release announcing the Company’s financial results for the quarter ended September 30, 2002. No financial statements were filed with this report.

Item 14.	Disclosure Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures: Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in Internal Controls. There have been no significant changes in internal controls or in other factors that could significantly affect those controls, subsequent to the date of their most recent evaluation.

SIGNATURES

      In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned, thereunto duly authorized.

MICROHELIX, INC.

By:	/s/ TYRAM H. PETTIT
Tyram H. Pettit President and Chief Executive Officer

Dated	April 7, 2003

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TYRAM H. PETTIT Tyram H. Pettit	President, Chief Executive Officer and Director	April 7, 2003

/s/ TERRENCE A. RIXFORD Terrence A. Rixford	SR VP Finance, Chief Financial Officer, Treasurer, Secretary and Director	April 7, 2003

/s/ JAMES M. WILLIAMS James M. Williams	Acting Chairman	April 7, 2003

/s/ RICHARD G. SASS Richard G. Sass	Director	April 7, 2003

/s/ JANE K. CONNER Jane K. Conner	Director	April 7, 2003

/s/ JOHN L. CRARY John L. Crary	Director	April 7, 2003

/s/ JAMES B. STEWART James B. Stewart	Director	April 7, 2003

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Amended and Restated Articles of Incorporation of microHelix, Inc.
3.2(1)	Bylaws of microHelix, Inc.
4.2(1)	Form of Warrant Agreement among microHelix, Inc. and UMB Bank, n.a., as Warrant Agent, including the form of Class A Warrant and Class B Warrant
4.3(1)	Form of Unit Certificate
4.4(1)	Form of Warrant to Paulson Investment Company, Inc.
10.1(1)	Agreement to Provide Registration and Subscription Rights dated July 1, 1999 between Richard G. Sass and The Polymer Technology Group
10.2(1)	Warrant dated March 27, 2000 to The Polymer Technology Group
10.3(1)	Warrant Agreement dated January 5, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank
10.4(1)	Amendment to Warrant Agreement dated May 31, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank
10.5(1)	Antidilution Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank
10.6(1)	Stock Transfer Restriction Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank
10.7(1)	Promissory Note dated December 7, 1991 from microHelix, Inc. in favor of Richard G. Sass
10.8(1)	Promissory Note and Security Agreement dated December 15, 1999 from microHelix, Inc. in favor of Richard G. Sass
10.9(1)	Promissory Note and Security Agreement dated January 20, 2000 from microHelix, Inc. in favor of Sass Revocable Trust
10.10(1)	Promissory Note and Security Agreement dated February 1, 2000 from microHelix, Inc. in favor of Richard G. Sass
10.11(1)	Promissory Note and Security Agreement dated August 1, 2000 from microHelix, Inc. in favor of Richard G. Sass
10.12(1)	Promissory Note and Security Agreement dated April 12, 2001 from microHelix, Inc. in favor of Richard G. Sass
10.13(1)	Standard Commercial-Industrial Lease Agreement dated August 1, 2000 between microHelix, Inc. and La Bajada Land Company LLC
10.14(1)	Addendum for Manufacturing Space Lease Agreement dated November 1, 2000 between microHelix, Inc. and Javid LLC
10.15(1)	Addendum for Manufacturing Space Sub-Lease dated June 23, 2000 between microHelix, Inc. and Agave Wire
10.16(1)	Lease Agreement dated April 20, 1992 between microHelix, Inc. and Pacific Realty Associates, L.P., and lease amendments dated August 12, 1992, February 16, 1995, April 26, 1996 and July 3, 1997
10.17(1)	microHelix, Inc. 1998 Stock Incentive Plan
10.18(1)	Form of Incentive Stock Option Agreement for 1998 Stock Incentive Plan
10.19(1)	Form of Non-Statutory Stock Option Agreement for 1998 Stock Incentive Plan
10.20(1)	microHelix, Inc. 2001 Stock Incentive Plan
10.21(1)	Form of Incentive Stock Option Agreement for 2001 Stock Incentive Plan
10.22(1)	Form of Non-Statutory Stock Option Agreement for 2001 Stock Incentive Plan
10.23(1)	Form of Warrant for Bridge Loan
10.24(1)	National Institutes of Health Grant Number 5 R44 NS33427-03, dated July 19, 2001
10.25(1)	National Institutes of Health Grant Number 2 R44 MH59502-02, dated September 29, 2000

Exhibit
Number	Description

10.26(2)	Form of Amended and Restated Promissory Note dated February 8, 2002 from microHelix, Inc. in favor of Richard G. Sass in the original principal amount of $456,115
10.27(2)	Form of Amended and Restated Promissory Note dated February 8, 2002 from microHelix, Inc. in favor of Richard G. Sass in the original principal amount of $160,000
10.28(2)	Form of Amended and Restated Promissory Note dated February 8, 2002 from microHelix, Inc. in favor of Richard G. Sass in the original principal amount of $383,885
10.29(2)	Form of Amended and Restated Security Agreement dated February 8, 2002 from microHelix, Inc. to Richard G. Sass
10.30(2)	Promissory Note dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.31(2)	Business Loan Agreement dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.32(2)	Commercial Security Agreement dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.33(2)	Promissory Note dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.34(2)	Business Loan Agreement (Asset Based) dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.35(2)	Commercial Security Agreement dated December 21, 2001 between microHelix, Inc. and West Coast Bank
10.36(2)	Subordination Agreement between microHelix, Inc. and West Coast Bank
10.37(3)	Lease Amendment dated October 28, 2002 between microHelix, Inc. and Pacific Realty Associates, L.P.
10.38(3)	microHelix, Inc. 2002 Nonqualified Stock Option Plan
10.39(3)	Terms and Conditions of Option Grant and/or Stock Purchase Under microHelix, Inc. 2002 Nonqualified Stock Option Plan
10.40(3)	National Institutes of Health Grant Number 1 R43 MH65011-01, dated March 20, 2002
10.41(3)	National Institutes of Health Grant Number 1 R43 EY13346-01A1, dated March 25, 2002
10.42(3)	National Institutes of Health Grant Number 1 R43 CA94374-01, dated September 12, 2002
10.43(3)	Loan and Security Agreement (Asset Based) dated December 10, 2002 Between microHelix, Inc. and Access Business Finance, LLC
21.1(1)	Subsidiaries of microHelix, Inc.
99.1(3)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2(3)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-65872), declared effective on November 16, 2001.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

(3)	Filed herewith.

CERTIFICATIONS

I, Tyram H. Pettit, certify that:

      1. I have reviewed this annual report on Form 10-KSB of microHelix, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TYRAM H. PETTIT

TYRAM H. PETTIT
President and Chief Executive Officer

Date: April 7, 2003

CERTIFICATIONS

I, Terrence A. Rixford, certify that:

      1. I have reviewed this annual report on Form 10-KSB of microHelix, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TERRENCE A. RIXFORD

TERRENCE A. RIXFORD
Senior Vice President-Finance
and Chief Financial Officer

Date: April 7, 2003