Form 10QSB
period 2003-03-31
MICROHELIX INC
filed 2003-05-15
CIK 1142406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from to

Commission file number: 001-16781

MICROHELIX, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Oregon	91-1758621

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16125 SW 72ND Ave.; Portland, Oregon	97224

(Address of Principal Executive Offices)	(Zip Code)

(Issuer’s Telephone Number, Including Area Code): 503/968-1600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒; No ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2003, was 4,619,886 shares of Common Stock, 2,780,498 Class A Warrants, and 2,780,498 Class B Warrants.

Transitional Small Business Disclosure Format (Check One): Yes ☐; No ☒

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of microHelix, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) which management considers necessary for fair presentation of financial position as of March 31, 2003 and of operating results and cash flows for the three month periods ended March 31, 2002 and 2003.

MICROHELIX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	March 31, 2003

Assets
Current Assets:
Cash	$2,131,549	$236,258
Accounts receivable, net of allowance of $19,517 and $49,577	1,117,807	917,470
Due from affiliates	37,247	41,379
Inventories (Note 2)	705,162	799,627
Prepaid expenses	110,523	108,902

Total current assets	4,102,288	2,103,636
Property and equipment — net	1,546,453	1,438,623
Intangible and other assets — net	1,094,983	1,101,508

Total	$6,743,724	$4,643,767

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$476,712	$291,129
Accrued liabilities	444,813	344,796
Line of credit	739,111	211,861
Short-term borrowing	—	200,000
Current portion of notes payable to shareholder	535,000	—

Total current liabilities	2,195,636	1,047,786

Long-Term Liabilities:
Long-term portion of notes payable to shareholder	600,000	500,000

Total long-term liabilities	600,000	500,000

Total liabilities	2,795,636	1,547,786

Shareholders’ Equity:
Common stock, no par value, 5,519,495 shares authorized, 4,659,886 and 4,619,886 issued and outstanding at December 31, 2002 and March 31, 2003, respectively	14,179,467	14,159,467
Preferred Stock, no par value, 5,000,000 shares authorized, zero issued and outstanding at December 31, 2002 and March 31, 2003, respectively	—	—
Additional paid-in capital	6,487,417	6,487,417
Notes receivable from shareholders for common stock	(57,940)	(57,940)
Deferred compensation expense	(48,734)	(43,347)
Accumulated deficit	(16,612,122)	(17,449,616)

Total shareholders’ equity	3,948,088	3,095,981

Total	$6,743,724	$4,643,767

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2002	2003

Sales	$1,291,967	$1,011,218
Cost of Sales	1,101,978	1,069,993

Gross profit (loss)	189,989	(58,775)

Operating Expenses:
Research and development	129,639	303,624
Sales and marketing	193,963	156,894
General and administrative	548,178	283,717

Total operating expenses	871,780	744,235

Loss from operations	(681,791)	(803,010)

Other Expense:
Interest income	26,539	4,992
Interest expense	(17,784)	(21,040)
Interest expense to shareholder	(28,146)	(18,493)

Other expense — net	(19,391)	(34,541)

Net loss	$(701,182)	$(837,551)

Net loss per common share — basic and diluted	$(0.15)	$(0.18)

Shares used in per share calculation
— basic and diluted	4,659,886	4,619,886

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2002	2003

Cash Flows from Operating Activities:
Net loss	$(701,182)	$(837,551)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	132,272	136,349
Stock compensation expense	9,141	5,387
Amortization of deferred inventory charges	1,540	1,540
Change in:
Accounts receivable, net	155,469	200,337
Due from affiliates	—	(4,132)
Inventories	10,844	(96,005)
Prepaid expenses	(41,943)	1,621
Intangible and other assets	(9,145)	22,753
Accounts payable	(364,291)	(185,583)
Accrued interest to shareholder	(530,546)	—
Accrued liabilities	(212,099)	(100,017)

Cash used in operating activities	(1,549,940)	(900,807)

Cash Flows from Investing Activities:
Capital expenditures	(102,244)	(12,234)

Cash used in investing activities	(102,244)	(12,234)

Cash Flows from Financing Activities:
Proceeds from borrowings against notes payable and line of credit	—	207,694
Principal payments on notes payable and lines of credit	(249,434)	(1,169,944)
Repurchase of common stock	—	(20,000)

Cash used in financing activities	(249,434)	(982,250)

Change in cash	(1,901,618)	(1,895,291)
Cash, beginning of period	7,353,316	2,131,549

Cash, end of period	$5,451,698	$236,258

Supplemental disclosure of cash flow information —
Cash paid for interest	$576,476	$39,533

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

     The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2002.

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

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was adopted by the Company on January 1, 2003, and had no material impact on its financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections. SFAS No. 145 rescinds FASB No. 4, Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement was adopted by the Company on January 1, 2003, and had no material effect on the Company’s financial statements.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company adopted SFAS No. 148 in the fourth quarter of 2002. Since the Company has not changed to a fair value method of stock-based compensation, the applicable portion of this statement only affects our disclosures.

     The Company generally does not recognize compensation expense relating to employee stock options because it generally grants options with an exercise price equal to the fair value of the stock on the effective date of grant. If the Company had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the Black-Scholes option pricing model, the pro forma net income and earnings per share would have been as follows:

	Three Months Ended March 31,

	2002	2003

Net loss as reported	$(701,182)	$(837,551)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(56,352)	(94,517)

Net loss pro forma	$(757,534)	$(932,068)

Net loss per common share — basic and diluted	$(0.15)	$(0.18)
Net loss per common share — basic and diluted, pro forma	$(0.16)	$(0.20)

     The pro forma amounts may not be indicative of the effects on reported net income for future periods due to the effect of options vesting over a period of years and the granting of stock compensation awards in future years.

     There were no options exercised during the three months ended March 31, 2003. There were 1,000 new options granted at an exercise price of $0.35 per share during that period. There were 14,802 options canceled at prices ranging from $0.34 to $9.06 per share during the three months ended March 31, 2003.

2. Inventories

     Inventories are as follows:

	December 31,	March 31,
	2002	2003

Raw materials, net	$606,969	$730,578
Work-in-process	98,193	69,049

Total	$705,162	$799,627

3. Line of Credit and Notes Payable

     In December 2002, the Company entered into a revolving line of credit with an asset-based lender. The line of credit is secured by accounts receivable. The line of credit bears interest at the prime rate plus 6.25% (10.25% at March 31, 2003) and allows the Company to borrow up to $1,500,000. At March 31, 2003, $211,861 was outstanding on the line of credit. As of March 31, 2003, the Company was in compliance with the terms of the line of credit.

     Notes payable consist of the following:

	December 31,	March 31,
	2002	2003

Note payable to shareholder, interest at 7.5% at December 31, 2002, interest payable monthly and principal payment due March 2003, secured by certain assets	456,115	—
Note payable to shareholder, interest at 7.5% at December 31, 2002 and March 31, 2003, interest payable monthly and principal payments due March 2003 and December 2004, secured by certain assets	383,885	340,000
Note payable to shareholder, interest at 7.5% at December 31, 2002, interest payable monthly and principal payment due December 2002, secured by certain assets	135,000	—
Note payable to shareholder, interest at 7.5% at December 31, 2002 and March 31, 2003, interest payable monthly and principal payments due March 2003 and December 2004, secured by certain assets	160,000	160,000

Total notes payable	1,135,000	500,000
Less current portion	(535,000)	—

Long-term portion of notes payable	$600,000	$500,000

     All notes payable outstanding at March 31, 2003 are payable to shareholder, with the balance of $500,000 due December 31, 2004.

     In January 2003, the Company repaid the $135,000 note payable to shareholder. Additionally, in March 2003, the Company repaid $500,000 of principal and $4,293 of accrued interest on the remaining notes payable to shareholder. In March 2003, the Company borrowed $200,000 on a short-term unsecured note at a 12% interest rate, to finance short-term working capital requirements. There was $200,000 outstanding on the short-term unsecured note at March 31, 2003.

4. Related-Party Transactions

     Significant transactions and balances with shareholders are summarized below:

	December 31,	March 31,
	2002	2003

Due from affiliates	$37,247	$41,379

Notes receivable from shareholders for common stock	$57,940	$57,940

Notes payable to shareholder	$1,135,000	$500,000

	Three Month Period Ended
	March 31,

	2002	2003

Interest expense to shareholder	$28,146	$18,493

     During 1999, the shareholder agreed to defer his annual compensation of $200,000 to future periods in order to improve the Company’s cash flow. In February 2002, the Company agreed to pay $125,000 of the deferred compensation and the shareholder agreed to forgive the remaining $75,000. In January 2003 and March 2003, the Company repaid $135,000 and $500,000 notes payable to shareholder.

5. Loss Per Share

     Basic net loss per share has been computed by dividing net loss by the weighted average number of shares outstanding during each period. Diluted loss per share has been computed by dividing net loss by the weighted average common stock and common stock equivalent shares outstanding during each period using the treasury stock method for employee stock option plans and warrants, if the common equivalent shares were not anti-dilutive. Common stock equivalents were anti-dilutive for all periods presented.

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

Forward-Looking Statements

     Statements in this filing which are not historical facts are “forward-looking” statements under the provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current views and estimates of future economic and market circumstances, industry conditions, company performance, and financial results. You can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “intends”, “potential”, “continue”, or the negatives of such terms or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing matters. All forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual future results to differ materially from the results discussed herein. Factors that could adversely affect future events, transactions or results include, but are not limited to, unfavorable economic conditions, disruptions or other effects related to terrorism and acts of war, the existence of demand for, and acceptance of, the Company’s products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, new product offerings by competitors, successful completion of special engineering projects, successful completion of long-term production contracts, and other risks and factors as are described from time to time in the Company’s Securities and Exchange Commission filings, including but not limited to, the risks detailed in the “Risk Factors” section of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The forward-looking statements contained in this Form 10-QSB speak only as of the date on which they are made, and the Company undertakes no obligation and does not intend to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this filing. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to product returns, bad debts, inventories, prepaid expenses, intangible assets, income taxes, warranty obligations, litigation, and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimated under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

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

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2003

     Total sales for the first quarter of 2003 were $1,011,000 compared to total sales of $1,292,000 recorded in the first quarter a year ago, or a decrease of $281,000. This decrease in sales is attributable entirely to a reduction in shipments to Jomed, Inc. Jomed, Inc. is the U.S. subsidiary of Jomed N.V., a Dutch corporation. Jomed N.V. recently completed a debt restructuring that affected our shipments to Jomed Inc. The circumstances relating to this customer have improved and we resumed shipping products to Jomed, Inc. on a regular basis beginning April 1, 2003.

     The gross profit for the first quarter of 2003 was a negative $59,000 compared to a positive gross profit for the first quarter of 2002 of $190,000. The relatively sudden decrease in shipments to Jomed, Inc. in the first quarter caused significant short-term manufacturing inefficiencies in the Portland plant that adversely impacted gross margin. The unfavorable gross profit margin related to the inefficiencies in the Portland plant was partially offset by the improved margins generated by increased shipments of ultrasound products from our Mexican plant during the first quarter of 2003, compared to such shipments during the first quarter of 2002.

     Total operating expenses for the first quarter of 2003 were $744,000 compared to a total of $872,000 incurred during the same quarter in 2002. Research and engineering expenses were $304,000 for the first quarter of 2003 compared to $130,000 incurred during the same quarter a year earlier. This increase in research and development expenses in 2003 compared to 2002 is primarily attributable to two factors. First, during the first quarter of 2002 the Company had a major implantable billable contract that was terminated in October 2002. Under this contract engineering expense was reduced in 2002 and product cost was charged to match with the billable revenue. We have no such contract in place in the first quarter of 2003 so there are no expense offsets credited to the engineering department. Second, the number of employees working in the engineering research and development department has increased in the first quarter of 2003, compared to the same quarter a year ago. Sales and marketing expenses were $157,000 in the first quarter of 2003, compared to $194,000 incurred in the same quarter in 2002. The decrease in sales and marketing expenses is primarily due to changing from exclusively a direct sales organization to using a combination of direct sales and manufacturing representatives that is more cost effective. General and administrative expenses were $284,000 in the first quarter of 2003, compared to $548,000 recorded during the first quarter of 2002. This decrease of $264,000 is attributable to the cost reduction program the Company implemented in October 2002, including cutbacks in personnel and a reduction in legal, investor relations and travel expenses.

     Other expense was $35,000 in the first quarter of 2003 compared to $19,000 in the first quarter of 2002. This increase in other expense is primarily attributable to a $21,000 reduction in interest income due to the decrease in cash available during the first quarter of 2003 compared to the first quarter of the preceding year.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2003

     During the three month period ended March 31, 2003, the Company’s cash used in operations was $901,000 compared to $1,550,000 for the same period in 2002. This decrease in cash usage of $649,000 is primarily attributable to a reduction of $531,000 in shareholder interest expense.

     During the three month period ended March 31, 2003 total cash balance decreased from $2,132,000 to $236,000, a reduction of $1,896,000. During the quarter the Company made $635,000 of principal loan payments to a shareholder and reduced the line of credit by $528,000, which was partially offset by $200,000 of short term borrowings. The balance of the cash reduction was used to finance the operating loss of $837,000 incurred during the quarter ended March 31, 2003.

     As of March 31, 2003 the Company had a cash balance of $236,000. The Company is in the process of exploring several additional sources of permanent capital. The Company cannot predict the success, nor can it guarantee the success of these efforts. However, the Company believes that current operations can continue with the financial arrangements it currently has in place.

Specifically, the Company has a $1,500,000 line of credit for working capital that is secured by inventory and accounts receivable. In addition, the Company has a lease arrangement in place that the Company believes will be adequate to finance any capital equipment that the Company may need in 2003. For the balance of the fiscal year 2003 the Company is not required to make any additional principal payments on any of its shareholder loans. The Company is keenly aware that the success of its ability to rely on its current financial resources to continue its operations requires the Company to materially reduce its quarterly operating losses.

The following table discloses the Company’s contractual cash obligations as of March 31, 2003:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years

Operating leases, net of sublease income	$596,093	$194,952	$401,141
Long-term debt to shareholder	500,000	—	500,000

Total contractual cash obligations	$1,096,093	$194,952	$901,141

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

PART II — OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On September 9, 2002, the Company was notified by NASDAQ that it was not in compliance with Marketplace Rule 4310(c)(8)(D) (the “Rule”) of the NASDAQ listing requirements because during the 30 consecutive trading days preceding notification, the Company’s common stock closed under the minimum $1.00 per share bid price requirement. The Company was given 180 days, or until March 10, 2003, to regain compliance with the Rule. If, at anytime before March 10, 2003, the bid price of the Company’s common stock had closed at $1.00 per share or more for a minimum of 10 consecutive trading days, the Company would generally have been considered to be in compliance with the Rule. If the Company was unable to comply with the Rule within the 180 day period, the Company would be granted an additional 180 days, or until September 5, 2003 to comply provided that the Company met one of three NASDAQ Small Cap Market listing requirements (the “Requirements”). On March 18, 2003, NASDAQ notified the Company that it would be given another 180 days to comply with Rule. If, at anytime before September 4, 2003, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ will notify the Company in writing that the Company is in compliance with the Rule. If the Company is unable to comply with the Rule by September 4, 2003, NASDAQ will determine whether the Company then meets any of the Requirements. If NASDAQ determines that the Company then meets any of the Requirements, NASDAQ will notify the Company that it has been granted an additional 90 days to demonstrate compliance with the Rule, otherwise NASDAQ will notify the Company that its securities will be delisted. The Company would then have the right to appeal the delisting of its securities to a Listing Qualifications Panel.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     During the three months ended March 31, 2003, the Company filed one report on Form 8-K on March 20, 2003 with respect to a press release announcing the Company’s financial results for the year and the quarter ended December 31, 2002.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Tyram H. Pettit Tyram H. Pettit	President, Chief Executive Officer and Director	May 14, 2003

/s/ Terrence A. Rixford Terrence A. Rixford	Senior Vice President-Finance, Chief Financial Officer and Director	May 14, 2003

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/Tyram H. Pettit

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/ Terrence A. Rixford
Terrence A. Rixford Senior Vice President-Finance and Chief Financial Officer