Form 10QSB
period 2003-06-30
MICROHELIX INC
filed 2003-08-13
CIK 1142406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from to

Commission file number: 001-16781

MICROHELIX, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Oregon (State or Other Jurisdiction of Incorporation or Organization)	91-1758621 (I.R.S. Employer Identification No.)

16125 SW 72ND Ave.; Portland, Oregon (Address of Principal Executive Offices)	97224 (Zip Code)

(Issuer’s Telephone Number, Including Area Code): 503/968-1600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒; No  ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2003, was 4,619,886 shares of Common Stock, 2,780,498 Class A Warrants, and 2,780,498 Class B Warrants.

Transitional Small Business Disclosure Format (Check One):  Yes ☐;   No  ☒

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

The accompanying unaudited consolidated financial statements of microHelix, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) which management considers necessary for fair presentation of financial position as of June 30, 2003 and of operating results and of cash flows for the three and six month periods ended June 30, 2002 and 2003.

MICROHELIX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2003

Assets
Current Assets:
Cash	$2,131,549	$802,513
Accounts receivable, net of allowance of $19,517 and $40,573	1,117,807	770,897
Due from affiliates	37,247	44,894
Inventories (Note 2)	705,162	813,052
Prepaid expenses	110,523	113,868

Total current assets	4,102,288	2,545,224
Property and equipment — net	1,546,453	1,577,470
Intangible and other assets — net	1,094,983	1,133,769

Total	$6,743,724	$5,256,463

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$476,712	$515,311
Accrued liabilities	444,813	403,929
Line of credit	739,111	354,831
Short-term borrowing	—	140,000
Current portion of capital lease obligation	—	190,514
Current portion of notes payable to shareholder	535,000	148,000

Total current liabilities	2,195,636	1,752,585

Long-Term Liabilities:
Deferred gain on sale-leaseback	—	274,406
Capital lease obligation	—	173,406
Long-term portion of notes payable to shareholder	600,000	352,000

Total long-term liabilities	600,000	799,812

Total liabilities	2,795,636	2,552,397

Shareholders’ Equity:
Common stock, no par value, 5,519,495 shares authorized, 4,659,886 and 4,619,886 issued and outstanding at December 31, 2002 and June 30, 2003, respectively	14,179,467	14,159,467
Preferred Stock, no par value, 5,000,000 shares authorized, zero issued and outstanding at December 31, 2002 and June 30, 2003, respectively	—	—
Additional paid-in capital	6,487,417	6,487,417
Notes receivable from shareholders for common stock	(57,940)	(57,940)
Deferred compensation expense	(48,734)	(37,960)
Accumulated deficit	(16,612,122)	(17,846,918)

Total shareholders’equity	3,948,088	2,704,066

Total	$6,743,724	$5,256,463

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Sales	$1,010,558	$1,478,203	$2,302,525	$2,489,421
Cost of Sales	1,306,633	1,295,247	2,408,611	2,365,240

Gross profit (loss)	(296,075)	182,956	(106,086)	124,181

Operating Expenses:
Research and development	123,943	136,183	253,582	439,807
Sales and marketing	220,496	134,021	414,459	290,915
General and administrative	580,045	313,963	1,128,223	597,680

Total operating expenses	924,484	584,167	1,796,264	1,328,402

Loss from operations	(1,220,559)	(401,211)	(1,902,350)	(1,204,221))

Other Income (Expense):
Gain on sale of asset	——	30,249	——	30,249
Interest income	20,921	4,316	47,460	9,308
Interest expense	(24,056)	(21,307)	(41,840)	(42,347)
Interest expense to shareholder	(21,223)	(9,349)	(49,369)	(27,842)

Other income (expense) — net	(24,358)	3,909	(43,749)	(30,632)

Net loss	$(1,244,917)	$(397,302)	$(1,946,099)	$(1,234,853)

Net loss per common share — basic and diluted	$(.27)	$(.09)	$(.41)	$(.27)

Shares used in per share calculation — basic and diluted	4,659,886	4,619,886	4,659,886	4,619,886

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Cash Flows from Operating Activities:
Net loss	$(1,244,917)	$(397,302)	$(1,946,099)	$(1,234,853)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	133,163	120,452	265,435	256,760
Stock compensation expense	9,142	5,387	18,283	10,774
Amortization of deferred inventory charges	1,540	1,540	3,080	3,080
Gain on sale of equipment	—	(30,249)	—	(30,249)
Change in:
Accounts receivable, net	323,001	146,523	478,470	346,910
Due from affiliates	—	(3,515)	—	(7,647)
Inventories	(70,596)	(14,965)	(59,752)	(110,970)
Prepaid expenses	117,511	(4,966)	75,568	(3,345)
Intangible and other assets	1	(33,736)	(9,144)	(56,489)
Accounts payable	(100,850)	224,182	(465,141)	38,599
Accrued interest to shareholder	—	—	(530,546)	—
Accrued liabilities	66,921	59,133	(145,178)	(40,884)

Cash provided by (used in) operating activities	(765,084)	72,534	(2,315,024)	(828,314)

Cash Flows from Investing Activities:
Capital expenditures	(33,562)	—	(135,806)	(12,193)
Proceeds from sale of equipment	—	419,000	—	419,000

Cash provided by (used in) investing activities	(33,562)	419,000	(135,806)	406,807

Cash Flows from Financing Activities:
Proceeds from borrowings against notes payable and lines of credit	—	1,319,866	—	2,394,151
Principal payments on notes payable and lines of credit	(57,971)	(1,236,896)	(307,405)	(3,273,431)
Restricted short-term investment	(1,344,425)	—	(1,344,425)	—
Principal payments on capital lease obligations	—	(8,249)	—	(8,249)
Repurchase of common stock	—	—	—	(20,000)

Cash provided by (used in) financing activities	(1,402,396)	74,721	(1,651,830)	(907,529)

Change in cash	(2,201,042)	566,255	(4,102,660)	(1,329,036)
Cash, beginning of period	5,451,698	236,258	7,353,316	2,131,549

Cash, end of period	$3,250,656	$802,513	$3,250,656	$802,513

Supplemental disclosure of cash flow information —
Cash paid for interest	$45,279	$30,656	$621,755	$70,189

Assets acquired under capital lease	$—	$372,169	$—	$372,169

See notes to consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Policies and Basis of Presentation

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

     The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2002.

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

     Critical Accounting Policies and Estimates

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

     Stock Based Compensation — The Company generally does not recognize compensation expense relating to employee stock options because it generally grants options with an exercise price equal to the fair value of the stock on the effective date of grant. If the Company had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the Black-Scholes option pricing model, the pro forma net loss and loss per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net loss, as reported	$(1,244,917)	$(397,302)	$(1,946,099)	$(1,234,853)
Add/(Deduct): Total stock-based employee compensation expense determined under fair value

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

based method for all awards, net of tax	253	(2,225)	(56,099)	(96,742)

Net loss, pro forma	$(1,244,664)	$(399,527)	$(2,002,198)	$(1,331,595)

Net loss per common share — basic and diluted	$(0.27)	$(0.09)	$(0.41)	$(0.27)
Net loss per common share — basic and diluted, pro forma	$(0.27)	$(0.09)	$(0.43)	$(0.29)

     The pro forma amounts may not be indicative of the effects on reported net loss for future periods due to the effect of options vesting over a period of years and the granting of stock compensation awards in future years.

     There were no options exercised during the three and six months ended June 30, 2003. There were 107,500 and 117,500 new options granted at an exercise price of $0.35 per share during the three and six months periods ending June 30, 2003, respectively. There were 8,636 and 23,438 options canceled at prices ranging from $0.34 to $9.06 per share during the three and six months ended June 30, 2003, respectively.

     Recent Accounting Pronouncements — In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was adopted by the Company on January 1, 2003, and had no material impact on its financial statements.

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

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement requires that certain freestanding financial instruments be reported as liabilities and also requires certain disclosures in the financial statements. The financial instruments described in the statement were previously reported by issuers as part of equity or between the liabilities and equity sections of the balance sheet. This statement is effective for financial instruments entered into or modified after May 15, 2003 and is effective for preexisting instruments on July 1, 2003. The adoption of this statement did not have a material impact on the Company’s financial statements.

     Reclassifications — Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 financial statement presentation.

2.	Inventories

Inventories are as follows:

	December 31,	June 30,
	2002	2003

Raw materials	$606,969	$726,738
Work-in-process	98,193	86,314

Total	$705,162	$813,052

3.	Line of Credit and Notes Payable

     In December 2002, the Company entered into a revolving line of credit with an asset-based lender. The line of credit is secured by accounts receivable. The line of credit bears interest at the prime rate plus 6.25% (10.25% at June 30, 2003) and allows the Company to borrow up to $1,500,000. At June 30, 2003, $354,831 was outstanding on the line of credit. As of June 30, 2003, the Company was in compliance with the terms of the line of credit.

     Notes payable consist of the following:

	December 31,	June 30,
	2002	2003

Note payable to shareholder, interest at 7.5% at December 31, 2002, interest payable monthly and principal payment due March 2003, secured by certain assets	$456,115	$—
Note payable to shareholder, interest at 7.5% at December 31, 2002 and June 30, 2003, interest payable monthly and principal payments due March 2003 and December 2004, secured by certain assets	383,885	—
Note payable to shareholder, interest at 7.5% at December 31, 2002, interest payable monthly and principal payment due December 2002, secured by certain assets	135,000	—
Note payable to shareholder, interest at 7.5% at December 31, 2002 and June 30, 2003, interest payable monthly and principal payments due March 2003 and December 2004, secured by certain assets	160,000	—
Note payable to shareholder, interest at 9% at June 30, 2003, interest payable monthly and principal payment due December 2004, secured by certain assets	—	500,000

Total notes payable to shareholder	1,135,000	500,000
Less current portion	(535,000)	(148,000)

Long-term portion of notes payable to shareholder	$600,000	$352,000

     In January 2003, the Company repaid the $135,000 note payable to the Company’s former President and Chief Executive Officer (the “shareholder”). In March 2003, the Company repaid $500,000 of principal and $4,293 of accrued interest on the remaining notes payable to shareholder. On June 24, 2003, in conjunction with a sale-leaseback transaction, the two outstanding notes payable to shareholder were consolidated into one note bearing interest at 9%, with interest payable monthly, and the aggregate unpaid principal amount together with accrued and unpaid interest due December 31, 2004. As a condition of the sale-leaseback transaction, in July 2003, the Company prepaid $123,000 on the note payable to shareholder. Additionally, in July 2003, the Company disposed of certain assets which secured the note to shareholder and as a condition of the sale of these assets, prepaid $50,000 on the note payable to shareholder from the proceeds thereof.

     In March 2003, the Company borrowed $200,000 on a short-term unsecured note at a 12% interest rate, to finance short-term working capital requirements. There was $140,000 outstanding on the short-term unsecured note at June 30, 2003.

4. Related-Party Transactions

     Significant transactions and balances with shareholders are summarized below:

	December 31,	June 30,
	2002	2003

Due from affiliates	$37,247	$44,894

Notes receivable from shareholders for common stock	$57,940	$57,940

Notes payable to shareholder	$1,135,000	$500,000

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,

	2002	2003	2002	2003

Interest expense to shareholder	$21,223	$9,349	$49,369	$27,842

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

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND JUNE 30, 2002

Total sales for the second quarter ending June 30, 2003 were $1,478,000, compared to total sales of $1,011,000 reported in the second quarter of last year, an increase of $467,000 or 46%. This increase was primarily derived from existing customers in both the minimally invasive and ultrasound markets.

Total sales for the six month period ending June 30, 2003 were $2,489,000, compared to total sales of $2,303,000 reported in the first six months of last year, an increase of $186,000 or 8%. On a year-to-date basis, sales have increased to customers in the minimally invasive and ultrasound markets, however these increases were offset by sales decreases in the implantable market and from government grants.

Gross margin for the second quarter of 2003 was a positive $183,000 compared to a negative gross margin of $296,000 recorded in the second quarter of 2002. The principal reason for the $479,000 improvement was due to improved utilization in both the Portland, Oregon and Nogales, Mexico plants. Both facilities shipped more products in the second quarter of this year compared to the same quarter a year ago, while at the same time holding their costs in the second quarter of 2003 in line with their cost levels a year earlier in the second quarter of 2002. In addition, the second quarter of 2002 was adversely impacted by shipments against a development contract that had negative margin associated with it. This contract was agreed to in anticipation of receiving a long-term production contract that never materialized.

Gross margin for the six month period ending June 30, 2003 was a positive $124,000, compared to a negative gross margin of $106,000 recorded in the six month period ending June 30, 2002. Generally, the same factors that contributed to the favorable comparison between the second quarter of 2003 and the second quarter of 2002 contributed to the favorable comparison of gross margin for the first six months of 2003 compared to the first six months of 2002.

Total operating expenses were $584,000 in the second quarter of 2003, compared to $924,000 in total operating expenses in the second quarter of 2002 representing a reduction of $340,000 or 37%. The primary reason for this decrease is attributable to the cost reduction program that was initiated in October 2002 and, to a lesser extent, selective cost reduction actions that the Company initiated in April 2003. Sales and marketing expenses were $134,000 in the second quarter of 2003, compared to $220,000 in the second quarter of 2002. The primary reason for the reduction in sales and marketing expense is attributable to changing from exclusively a direct sales organization to a distribution organization that uses both direct sales and manufacturing representatives. General and administrative expenses were $314,000 in the second quarter of 2003, compared to $580,000 in the second quarter of 2002. This reduction in general and administrative expenses is directly attributable to the cost reduction program implemented in October 2002. This cost reduction program included employee layoffs, employee pay reductions, reduced company benefit programs and reductions in travel, legal and investor relation expenses.

Total operating expenses were $1,328,000 for the first six months of 2003, compared to $1,796,000 in total operating expenses for the first six months of 2002, a reduction of $468,000 or 26%. The expense reductions in the sales and marketing department and the general and administrative departments in the first six months of 2003, compared to the first six months of 2002 are primarily attributable to the reasons described in the preceding paragraph’s discussion of expense changes quarter to quarter. Research and development expenses for the six months ended June 30, 2003 were $440,000, compared to $254,000 for the first six months of 2002. Research and development expense was greater in 2003 because during the prior year engineering expenses were absorbed by a major development contract that was billed to a customer. In 2003, no such contract was available to absorb these expenses.

Other income was $4,000 in the second quarter of 2003, compared to other expense of $24,000 recorded in the second quarter of 2002. Other income of $4,000 was realized primarily from a gain on the sale of an asset, plus interest earned on deposits offset by interest expense. For the first six months of 2003 interest expense net of other income was $31,000, compared to $44,000 interest expense net of other income for the first six months of 2002.

As a result of the increased revenue in the second quarter of 2003 compared to the second quarter of 2002, the improvement in gross margin during this same period and the reduction in operating expenses and improvement in other income during this same period the net loss in the second quarter of 2003 was $397,000, an improvement of $848,000 from the $1,245,000 net loss recorded in the second quarter of 2002. For the first six months of 2003 the net loss was $1,235,000,compared to a net loss of $1,946,000 recorded in the first six months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND JUNE 30, 2002

During the second quarter of 2003 the Company generated $72,000 cash from operations, compared to a $765,000 use of cash in the second quarter of 2002. This improvement in operating cash flow of $837,000 can be entirely accounted for through the reduction in the net operating loss from $1,245,000 in the second quarter of 2002 to a net operating loss of $397,000 in the second quarter of 2003, or an improvement of $848,000. Total cash increased by $566,000 in the second quarter of 2003 compared to a $2,201,000 reduction in cash in the second quarter of 2002, or a total change in cash flow of $2,767,000. The most important factors contributing to this change are the reduction in operating losses of $848,000, proceeds from a sale-leaseback financing of $369,000 and a transfer of $1,344,000 under a restricted short-term investment arrangement that occurred in the second quarter of 2002. These three factors account for $2,611,000 of the total change of $2,767,000 that occurred between the second quarter of 2003 and the second quarter of 2002.

For the first six months of 2003 the Company used $1,329,000 of cash compared to $4,103,000 of cash used during the first six months of 2002, or a decrease in cash used of $2,774,000 during the first half of 2003 compared to the first half of 2002. The decrease in the use of cash during this period was due primarily to reduced net operating losses of $711,000, a reduction in vendor payments of $504,000, reduced payments of interest to a shareholder of $531,000, and a reduction of $744,000 in cash used in financing activities. These four factors account for $2,490,000 of the total difference in cash used of $2,774,000.

The cash balance as of June 30, 2003 was $803,000, an increase of $567,000 from the March 31, 2003 cash balance of $236,000. The Company continues to investigate additional sources of capital, but the Company cannot predict or guarantee the outcome of these efforts. The Company continues to believe that its current operations can be managed with the financing arrangements that are in place but management understands the importance of securing additional capital for the Company.

The following table discloses the Company’s contractual cash obligations as of June 30, 2003:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years

Operating leases, net of sublease income	$518,000	$176,937	$341,063
Line of credit	354,831	354,831	—
Short-term obligation	140,000	140,000	—
Capital lease obligation	363,920	190,514	173,406
Long-term debt to shareholder	500,000	148,000	352,000

Total contractual cash obligations	$1,876,751	$1,010,282	$866,469

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

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on June 5, 2003, at which the following persons were elected to the Board of Directors by a vote of shareholders, by the votes and for the terms indicated:

Director	For	Withheld	Term Ending

James M. Williams	4,022,368	7,000	2004
Tyram H. Pettit	4,022,368	7,000	2004
Terrence A. Rixford	4,022,368	7,000	2004
James B. Stewart	4,022,368	7,000	2004
John L. Crary	4,022,368	7,000	2004
Richard G. Sass	3,974,924	54,944	2004

ITEM 5. OTHER INFORMATION

On September 9, 2002, the Company was notified by NASDAQ that it was not in compliance with Marketplace Rule 4310(c)(8)(D) (the “Rule”) of the NASDAQ listing requirements because during the 30 consecutive trading days preceding notification, the Company’s common stock closed under the minimum $1.00 per share bid price requirement. The Company was given 180 days, or until March 10, 2003, to regain compliance with the Rule. If, at anytime before March 10, 2003, the bid price of the Company’s common stock had closed at $1.00 per share or more for a minimum of 10 consecutive trading days, the Company would generally have been considered to be in compliance with the Rule. If the Company was unable to comply with the Rule within the 180 day period, the Company would be granted an additional 180 days, or until September 5, 2003 to comply provided that the Company met one of three NASDAQ Small Cap Market listing requirements (the “Requirements”). On March 18, 2003, NASDAQ notified the Company that it would be given another 180 days to comply with Rule. If, at anytime before September 4, 2003, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ will notify the Company in writing that the Company is in compliance with the Rule. If the Company is unable to comply with the Rule by September 4, 2003, NASDAQ will determine whether the Company then meets any of the Requirements. If NASDAQ determines that the Company then meets any of the Requirements, NASDAQ will notify the Company that it has been granted an additional 90 days to demonstrate compliance with the Rule, otherwise NASDAQ will notify the Company that its securities will be delisted. The Company would then have the right to appeal the delisting of its securities to a Listing Qualifications Panel. If the Company is not granted an additional 90 days to demonstrate compliance, it intends to appeal any such delisting to a Listing Qualifications Panel.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

     During the three months ended June 30, 2003, the Company filed two Current Reports on Form 8-K. The first report filed on May 7, 2003, on the issuance of a press release announcing the Company’s financial results for the quarter ended March 31, 2003. The second report, filed on May 14, 2003 disclosed non-public information that was presented in the earnings call held by the Company on May 7, 2003.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Tyram H. Pettit Tyram H. Pettit	President, Chief Executive Officer and Director	August 13, 2003

/s/ Terrence A. Rixford Terrence A. Rixford	Senior Vice President-Finance, Chief Financial Officer and Director	August 13, 2003