Form 10QSB
period 2003-09-30
MICROHELIX INC
filed 2003-11-06
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from to

Commission file number: 001-16781

MICROHELIX, INC

(Exact Name of Small Business Issuer as Specified in its Charter)

Oregon	91-1758621

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16125 SW 72ND Ave.; Portland, Oregon	97224

(Address of Principal Executive Offices)	(Zip Code)

(Issuer’s Telephone Number, Including Area Code): 503/968-1600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2003, was 4,619,886 shares of Common Stock, 2,780,498 Class A Warrants, and 2,780,498 Class B Warrants.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

The accompanying unaudited consolidated financial statements of microHelix, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) which management considers necessary for fair presentation of financial position as of September 30, 2003 and of operating results and of cash flows for the three and nine month periods ended September 30, 2002 and 2003.

MICROHELIX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2003

Assets
Current Assets:
Cash	$2,131,549	$421,258
Accounts receivable, net of allowance of $19,517 and $41,602	1,117,807	794,800
Due from affiliates	37,247	45,138
Inventories (Note 2)	705,162	780,080
Prepaid expenses	110,523	51,677

Total current assets	4,102,288	2,092,953
Property and equipment — net	1,546,453	1,442,770
Intangible and other assets — net	1,094,983	1,130,788

Total	$6,743,724	$4,666,511

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$476,712	$420,261
Accrued liabilities	444,813	416,013
Line of credit	739,111	563,271
Short-term borrowing	—	100,000
Current portion of capital lease obligation	—	190,514
Current portion of notes payable to shareholder	535,000	—

Total current liabilities	2,195,636	1,690,059

Long-Term Liabilities:
Deferred gain on sale-leaseback	—	243,727
Capital lease obligation	—	158,369
Long-term portion of notes payable to shareholder	600,000	327,000

Total long-term liabilities	600,000	729,096

Total liabilities	2,795,636	2,419,155

Shareholders’ Equity:
Common stock, no par value, 5,519,495 shares authorized, 4,659,886 and 4,619,886 issued and outstanding at December 31, 2002 and September 30, 2003, respectively	14,179,467	14,159,467
Preferred Stock, no par value, 5,000,000 shares authorized, zero issued and outstanding at December 31, 2002 and September 30, 2003, respectively	—	—
Additional paid-in capital	6,487,417	6,487,417
Notes receivable from shareholders for common stock	(57,940)	(57,940)
Deferred compensation expense	(48,734)	(32,572)
Accumulated deficit	(16,612,122)	(18,309,016)

Total shareholders’equity	3,948,088	2,247,356

Total	$6,743,724	$4,666,511

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

Sales	$1,357,248	$1,376,713	$3,659,773	$3,961,162
Cost of Sales	1,344,841	1,288,077	3,753,452	3,748,345

Gross profit (loss)	12,407	88,636	(93,679)	212,817

Operating Expenses:
Research and development	180,306	170,785	433,888	610,592
Sales and marketing	226,239	132,364	640,698	423,279
General and administrative	518,309	253,203	1,646,471	850,883

Total operating expenses	924,854	556,352	2,721,057	1,884,754

Loss from operations	(912,447)	(467,716)	(2,814,736)	(1,671,937)

Other Income (Expense):
Gain on sale of asset	—	30,508	—	60,757
Interest income	15,891	271	63,351	9,579
Interest expense	(18,889)	(17,491)	(60,729)	(59,838)
Interest expense to shareholder	(21,456)	(7,670)	(70,825)	(35,512)

Other income (expense) — net	(24,454)	5,618	(68,203)	(25,014)

Net loss	$(936,901)	$(462,098)	$(2,882,939)	$(1,696,951)

Net loss per common share — basic and diluted	$(.20)	$(.10)	$(.62)	$(.37)

Shares used in per share calculation — basic and diluted	4,659,886	4,619,886	4,659,886	4,619,886

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Cash Flows from Operating Activities:
Net loss	$(936,901)	$(462,041)	$(2,882,939)	$(1,696,894)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	130,938	138,596	396,312	395,356
Stock compensation expense	9,141	5,388	27,424	16,162
Amortization of deferred inventory charges	1,540	1,540	4,620	4,620
Gain on sale of equipment	—	(30,508)	—	(60,757)
Change in:
Accounts receivable, net	(652,686)	(32,038)	(174,216)	314,872
Due from affiliates	—	7,891	—	244
Inventories	163,236	31,432	103,484	(79,538)
Prepaid expenses	29,699	62,191	105,267	58,846
Intangible and other assets	999	2,981	(8,145)	(53,508)
Accounts payable	(139,056)	(95,050)	(604,197)	(56,451)
Accrued interest to shareholder	—	—	(530,546)	—
Accrued liabilities	(1,697)	12,084	53,125	(28,800)
Deferred shareholder compensation	—	—	(200,000)	—

Cash used in operating activities	(1,394,787)	(357,534)	(3,709,811)	(1,185,848)

Cash Flows from Investing Activities:
Capital expenditures	(34,410)	(13,105)	(170,216)	(25,298)
Proceeds from sale of equipment	—	50,000	—	469,000

Cash provided by (used in) investing activities	(34,410)	36,895	(170,216)	443,702

Cash Flows from Financing Activities:
Proceeds from borrowings against notes payable and lines of credit	—	1,343,484	—	3,737,635
Principal payments on notes payable and lines of credit	(773,422)	(1,348,044)	(1,080,827)	(4,621,475)
Restricted short-term investment	707,570	—	(636,855)	—
Principal payments on capital lease obligations	—	(56,056)	—	(64,305)
Repurchase of common stock	—	—	—	(20,000)

Cash used in financing activities	(65,852)	(60,616)	(1,717,682)	(968,145)

Change in cash	(1,495,049)	(381,255)	(5,597,709)	(1,710,291)
Cash, beginning of period	3,250,656	802,513	7,353,316	2,131,549

Cash, end of period	$1,755,607	$421,258	$1,755,607	$421,258

Supplemental disclosure of cash flow information —
Cash paid for interest	$40,345	$30,656	$662,100	$95,350

Assets acquired under capital lease	$—	$372,169	$—	$413,188

See notes to consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Policies and Basis of Presentation

     The accompanying quarterly consolidated financial statements of microHelix, Inc. and its wholly owned subsidiary, BioElectric Corporation (collectively, the “Company”) are unaudited and include all adjustments (consisting only of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. They have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

     The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2002.

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

     Development contracts are structured on a cost or cost plus basis. Revenue from development contracts for non-recurring engineering is recognized using the percentage of completion method as time and materials costs are incurred. Revenue from contracts for the production of prototypes is recognized when the title passes, which is upon shipment. Prototypes are tested at the Company’s facility for compliance with customer specifications prior to shipment.

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

     Stock Based Compensation — The Company generally does not recognize compensation expense relating to employee stock options because it generally grants options with an exercise price equal to the fair value of the stock on the effective date of grant. If the Company had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the Black-Scholes option pricing model, the pro forma net loss and pro forma loss per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net loss, as reported	$(936,901)	$(462,098)	$(2,882,939)	$(1,696,951)
Add/(Deduct): Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(67)	(57)	(56,166)	(96,799)

Net loss, pro forma	$(936,968)	$(462,155)	$(2,939,105)	$(1,793,750)

Net loss per common share — basic and diluted	$(0.20)	$(0.10)	$(0.62)	$(0.37)
Net loss per common share — basic and diluted, pro forma	$(0.20)	$(0.10)	$(0.63)	$(0.39)

     The pro forma amounts may not be indicative of the effects on reported net loss for future periods due to the effect of options vesting over a period of years and the granting of stock compensation awards in future years.

     There were no options exercised during the three and nine months ended September 30, 2003. There were zero and 117,500 new options granted at an exercise price of $0.35 per share during the three and nine months periods ending September 30, 2003, respectively. There were 12,789 and 36,227 options canceled at prices ranging from $0.34 to $9.06 per share during the three and nine months ended September 30, 2003, respectively.

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

     Financial Accounting Standards Board Interpretation (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires expanded disclosures by guarantors in interim and annual financial statements about obligations under certain guarantees. In addition, FIN 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the obligation it has undertaken in issuing the guarantee. The recognition and initial measurement provision was applicable to guarantees issued or modified after December 31, 2002. FIN 45 does not currently have an impact on our financial position.

     Financial Accounting Standards Board Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities, requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special-purpose entity. The implementation of FIN 46 has been delayed and will be effective during the fourth quarter of fiscal year 2003. We do not anticipate an impact to our financial position or results of operations

     Reclassifications — Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 financial statement presentation.

2. Inventories

     Inventories are as follows:

	December 31,	September 30,
	2002	2003

Raw materials	$606,969	$692,766
Work-in-process	98,193	87,314

Total	$705,162	$780,080

3. Line of Credit and Notes Payable to Shareholder

     In December 2002, the Company entered into a revolving line of credit with an asset-based lender. The line of credit is secured by accounts receivable. The line of credit bears interest at the prime rate plus 6.25% (10% at September 30, 2003) and allows the Company to borrow up to $1,500,000. At September 30, 2003, $563,271 was outstanding on the line of credit. As of September 30, 2003, the Company was in compliance with the terms of the line of credit.

     Notes payable to shareholder consist of the following:

	December 31,	September 30,
	2002	2003

Note payable to shareholder, interest at 7.5% at December 31, 2002, interest payable monthly and principal payment due March 2003, secured by certain assets	$456,115	$—
Note payable to shareholder, interest at 7.5% at December 31, 2002 and September 30, 2003, interest payable monthly and principal payments due March 2003 and December 2004, secured by certain assets	383,885	—
Note payable to shareholder, interest at 7.5% at December 31, 2002, interest payable monthly and principal payment due December 2002, secured by certain assets	135,000	—
Note payable to shareholder, interest at 7.5% at December 31, 2002 and September 30, 2003, interest payable monthly and principal payments due March 2003 and December 2004, secured by certain assets	160,000	—
Note payable to shareholder, interest at 9% at September 30, 2003, interest payable monthly and principal payment due December 2004, secured by certain assets	—	327,000

Total notes payable to shareholder	1,135,000	327,000
Current portion	(535,000)	—

Long-term portion of notes payable to shareholder	$600,000	$327,000

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

     In March 2003, the Company borrowed $200,000 on a short-term unsecured note at a 12% interest rate, to finance short-term working capital requirements. There was $100,000 outstanding on the short-term unsecured note at September 30, 2003.

4. Related-Party Transactions

     Significant transactions and balances with shareholders are summarized below:

	December 31,	September 30,
	2002	2003

Due from affiliates	$37,247	$45,138

Notes receivable from shareholders for common stock	$57,940	$57,940

Notes payable to shareholder	$1,135,000	$327,000

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,

	2002	2003	2002	2003

Interest expense to shareholder	$21,456	$7,670	$70,825	$35,512

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

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to product returns, bad debts, inventories, prepaid expenses, intangible assets, income taxes, warranty obligations, litigation, and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimated under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

     Revenue Recognition — The Company recognizes revenue from commercial sales of micro cables, connectors, assemblies and related supplies when title passes, which is upon shipment. Commercial sales are made F.O.B. point of shipment. Returns are limited to nonconforming products.

     Development contracts are structured on a cost or cost plus basis. Revenue from development contracts for non-recurring engineering is recognized using the percentage of completion method as time and materials costs are incurred. Revenue from contracts for the production of prototypes is recognized when the title passes, which is upon shipment. Prototypes are tested at the Company’s facility for compliance with customer specifications prior to shipment.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

Total sales for the third quarter ending September 30, 2003 were $1,377,000, compared to total sales of $1,357,000 reported in the third quarter of last year, an increase of $20,000.

Total sales for the nine month period ending September 30, 2003 were $3,961,000, compared to total sales of $3,659,000 reported in the first nine months of last year, an increase of $302,000 or 8%. On a year-to-date basis, sales have increased to customers in the minimally invasive and ultrasound markets and these increases were offset to some extent by sales decreases in the implantable market and from government grants.

Gross profit for the third quarter of 2003 was $89,000, compared to $12,000 recorded in the third quarter of last year. The principal reason for the gross profit improvement in the quarter was due to improved utilization in the Portland, Oregon plant. In addition, in the third quarter of last year the operations of the Portland plant were adversely impacted by negative margins earned from a development contract that was terminated in the fourth quarter of 2002.

Gross profit for the nine month period ending September 30, 2003 was a positive $213,000, compared to a negative gross margin of $94,000 recorded in the nine month period ending September 30, 2002. This improvement in gross profit was realized from cost reductions and improvements in efficiency in both the Portland, Oregon and Nogales, Mexico plants.

Total operating expenses were $556,000 in the third quarter of 2003, compared to total operating expenses of $925,000 incurred in the third quarter of the previous year. Sales and marketing expenses were $132,000 in the third quarter of 2003, compared to $226,000 in the third quarter of 2002. The decrease in sales and marketing expenses can primarily be attributed to changing from exclusively a direct sales organization to a distribution organization that employs both direct sales and manufacturing representatives. General and administrative expenses were $253,000 in the third quarter of 2003, compared to $518,000 in the third quarter of 2002. This reduction in general and administrative expenses is a result of the cost reduction program that was initiated in October 2002. These reductions included employee terminations, pay reductions, reduced company benefit programs and reductions in travel, legal and investor relation expenses.

Total operating expenses were $1,885,000 for the first nine months of 2003, compared to $2,721,000 in total operating expenses for the first nine months of 2002, a reduction of $836,000 or 31%. The expense reductions in the first nine months of 2003 compared to the first nine months of 2002 for both sales and marketing and general and administrative expenses, are essentially the same as those described in the preceding paragraph for the third quarter.

Research and development expenses in the third quarter of 2003 were $171,000, compared to $180,000 recorded in the same quarter last year. On a year-to-date basis through September 2003, research and development expenses were $611,000 compared to $434,000 for the same nine month period a year ago. Research and development expenses were greater in 2003 because, in the prior year, engineering expenses were related to a major development contract that was billed to a customer. In 2003 there was no such contract. A much greater portion of the Company’s research and development related to expenses incurred in 2003 is classified as expense rather than as product cost.

Other income was $6,000 in the third quarter of 2003, compared to other expense of $24,000 recorded in the third quarter of 2002. Other income of $6,000 was realized primarily from a gain on the sale of an asset that was offset by interest expense. For the first nine months of 2003, other expense was $25,000, compared to $68,000 for the first nine months of 2002.

In summary, as a result of improvements in gross profit and reductions in operating expense, the net loss for the third quarter of 2003 of $462,000 represents an improvement of $475,000 from the $937,000 loss recorded in the third quarter of 2002. For the first nine months of 2003, losses have been reduced by 41% from $2,883,000 recorded in the first nine months of 2002, to $1,697,000 recorded during the first nine months of this year.

LIQUIDITY AND CAPITAL RESOURCES

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

During the third quarter of 2003 the Company used $381,000 of cash, compared to $1,495,000 of cash used in the third quarter of 2002. This improvement in cash flow of $1,114,000 can be attributed in part to the $475,000 reduction in net loss from the $937,000 loss recognized in the third quarter of 2002, compared to the $462,000 loss recognized in the third quarter of 2003. In addition, a reduction in cash required to finance accounts receivables accounted for an improvement of another $621,000. During the third quarter of 2002 accounts receivable decreased by $653,000, compared to an increase of $32,000 during the third quarter of 2003 representing a net improvement of $621,000.

For the first nine months of 2003 the Company used $1,710,000 of cash, compared to $5,598,000 of cash used during the first nine months of 2002, or a reduction in cash used of $3,888,000 during the first nine months of 2003 compared to the first nine months of 2002. The decrease in cash used during the period can be attributed to several factors: first, reductions in operating losses of $1,186,000, secondly, reduced payments to vendors and suppliers of $548,000, thirdly, interest paid to shareholders has been reduced by $531,000, fourthly, changes in accounts receivable have generated $489,000 of cash and lastly, $750,000 less cash has been used in financing activities. In total these five factors accounted for $3,504,000 of the total change in cash of $3,888,000.

The cash balance as of September 30, 2003 was $421,000, compared to an $802,000 balance as of June 30, 2003, or a reduction of $381,000 during the three month period ended September 30, 2003. The Company believes that current operations can continue to be financed by current borrowing arrangements that are in place but management understands the importance of obtaining additional permanent capital. The Company has retained the New York investment banking firm of Christman, Peters and Madden to assist management in raising this additional capital. However, the Company cannot predict or guarantee the results of these efforts.

The following table discloses the Company’s contractual cash obligations as of September 30, 2003:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years

Operating leases, net of sublease income	$572,013	$258,500	$313,513
Line of credit	563,271	563,271	—
Short-term obligation	100,000	100,000	—
Capital lease obligation	348,883	190,514	158,369
Long-term debt to shareholder	327,000	—	327,000

Total contractual cash obligations	$1,911,167	$1,112,285	$798,882

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

PART II — OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On September 9, 2002, the Company was notified by Nasdaq that the Company failed to comply with the $1.00 per share minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) (the “Minimum Bid Price Rule”), and that its shares of common stock, Class A warrants and Class B warrants were therefore subject to delisting from the Nasdaq SmallCap Market. The Company obtained extensions through September 4, 2003 to regain compliance with the Minimum Bid Price Rule, but was unsuccessful. On September 8, 2003, Nasdaq notified the Company that its securities would be immediately delisted from the Nasdaq SmallCap Market for failure to comply with the Minimum Bid Price Rule unless the Company requested a hearing before a Nasdaq Qualifications Hearing Panel (the “Panel”).

The Company requested a hearing and on October 16, 2003 presented to the Panel its plan to regain compliance with the Minimum Bid Price Rule. The Company proposed a 1-for-3 reverse stock split of its common stock to regain compliance with this rule. The closing price of the Company’s common stock on October 31, 2003 was $0.56 per share. The Company intends to seek shareholder approval for the reverse stock split at a special meeting to be held on or about December 5, 2003 (the “Special Shareholders Meeting”).

At the October 16, 2003 meeting the Panel also required the Company to present a plan for complying with the minimum stockholders’ equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(b)(i) (the “Stockholders’ Equity Rule”). The Stockholders’ Equity Rule requires stockholders’ equity to exceed $2.5 million. As of September 30, 2003, the Company’s stockholders’ equity was $2.2 million.

Subject to obtaining shareholder approval as required by Nasdaq at the Special Shareholders Meeting, and to complying with federal and state securities laws, the Company intends to increase its stockholders’ equity through a combination of the following:

•	The exercise price per share of the Class B warrants would be reduced to a price equal to the average closing price of the Company’s Common Stock as reported by Nasdaq on the 15 trading days with the highest closing prices during the 20 trading days immediately preceding the date of the Special Shareholders Meeting. The Company anticipates the price reduction will be in effect from approximately December 9, 2003 through January 16, 2004, after which date the exercise price of the Class B warrants will return to its current $7.20 per share (subject to proportional adjustment to reflect the reverse stock split).

•	The Company will attempt to sell up to $500,000 of its common stock to certain of its directors and officers in exchange for cash and/or the forgiveness of outstanding debt owed to such individuals.

The Company may also attempt to sell additional equity securities in one or more private placements to third parties.

There can be no assurance that Nasdaq will agree to defer delisting the Company’s securities from the Nasdaq SmallCap Market while the Company pursues these plans. Even if Nasdaq agrees to the Company’s requested timetable, there can be no assurance that the proposed reverse stock split, warrant repricing program and sales of equity securities to Company directors and officers, among others, will enable the Company to regain or maintain compliance with the Minimum Bid Price Rule or the Stockholders’ Equity Rule. Even if the reverse stock split is affected, the minimum bid price of a share of the Company’s common stock may not thereafter remain in excess of $1.00. The warrant repricing program and the planned sales of equity securities may not raise enough capital to restore and maintain the Company’s stockholders’ equity at more than $2.5 million.

The delisting of the common stock from the Nasdaq SmallCap Market or further declines in the market price of the common stock could greatly impair the Company’s ability to raise capital through equity or debt financings. Continued listing of the common stock on the Nasdaq SmallCap Market may enhance the Company’s access to capital and increase its flexibility in responding to anticipated capital requirements. The Company believes that prospective investors will view an investment in the Company more favorably if shares of the common stock continue to be listed on the Nasdaq SmallCap Market. In addition, firms that currently make a market for the common stock could discontinue that role if the Company’s securities are no longer listed on the Nasdaq SmallCap Market.

If delisted from the Nasdaq SmallCap Market, the Company’s securities may be eligible to trade on the OTC Bulletin Board or in the “pink sheets.” These alternatives are generally considered to be less efficient and not as broad a market as the Nasdaq SmallCap

Market. Many analysts will not provide research on companies whose stock trades below certain price levels or that trades on the OTC Bulletin Board or the “pink sheets.” No analyst currently provides research on the Company.

If the common stock is delisted from the Nasdaq SmallCap Market, trading in the Company’s securities may become subject to the requirements of certain rules under the Securities Exchange Act of 1934 which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a “penny stock” (generally, a non-Nasdaq or exchange-listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions). In such event, the additional burdens imposed upon broker-dealers to effect transactions in the Company’s securities could inhibit brokers from trading in the Company’s securities and further limit the market liquidity of the Company’s securities and the ability of investors to trade the Company’s securities.

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

(b)  Reports on Form 8-K:

     During the three months ended September 30, 2003, the Company filed two Current Reports on Form 8-K. The first report, filed on July 28, 2003, on the issuance of a press release announcing the Company’s financial results for the three and six months ended June 30, 2003. The second report, filed on September 11, 2003, on the issuance of a press release announcing receipt of a NASDAQ Staff Determination dated September 8, 2003.

     Additionally, on October 6, 2003, the Company filed a Current Report on Form 8-K on the issuance of a press release announcing that it had retained the investment banking firm of Christman, Peters & Madden to advise and assist the Company in securing additional capital and evaluating options for long-term growth.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Tyram H. Pettit Tyram H. Pettit	President, Chief Executive Officer and Director	November 6, 2003

/s/ Terrence A. Rixford Terrence A. Rixford	Senior VP-Finance, Chief inancial Officer and Director	November 6, 2003