Form 10KSB
period 2003-12-31
MICROHELIX INC
filed 2004-04-14
CIK 1142406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

503-968-1600

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value per share

Class B Warrants to purchase one share of common stock

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

      Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendments to this Form 10-KSB. ☑

      The issuer’s revenues for its most recent fiscal year: $1,666,424.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of April 9, 2004, was approximately $1,076,000 based upon the last sale price reported for such date on the over-the-counter market.

      As of April 9, 2004 there were 1,681,806 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format  Yes ☐  No ☑

MICROHELIX, INC.

Annual Report on Form 10-KSB

Year Ended December 31, 2003

PART I.
Item 1.	Description of Business	1
Item 2.	Description of Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	9

PART II.
Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters	9
Item 6.	Management’s Discussion and Analysis or Plan of Operation	10
Item 7.	Financial Statements	17
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
Item 8A.	Controls and Procedures	32

PART III.
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)	32
Item 10.	Executive Compensation	33
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35
Item 12.	Certain Relationships and Related Transactions	36
Item 13.	Exhibits and Reports on Form 8-K	37
Item 14.	Principal Accountant Fees and Services	39
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

      This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current view and estimates of future economic and market circumstances, industry conditions, company performance and financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are subject to risks and uncertainties that could cause our future results to differ materially from the results discussed herein. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-KSB. We do not intend, and undertake no obligation, to update any such forward-looking statements to reflect events or circumstances that occur after the date of this filing.

Item 1.	Business

Overview

      microHelix, Inc. (“microHelix” or the “Company”) is a designer, manufacturer and marketer of customized electronic interconnect systems for the medical and commercial markets. We manufacture and market coated wire, including ultra-thin wall pinhole-free wire and custom cable for a number of applications. We also design and manufacture specialty connectors and flex circuits and offer a range of laser micro-machining services. During 2003, we began developing a family of replacement ultrasound probes for the OEM, distributor and end-user markets.

      microHelix commenced business as a research and development company in 1991. In the following years, we established a foundation of proprietary processes and intellectual property that we developed or acquired in the areas of fine wire handling, materials management, micro-interconnect technology and micro-manufacturing. Building on this foundation, our business has evolved into two informal divisions: our ultrasound division and our wire and cable division. Our ultrasound division designs and manufactures cable assemblies for original equipment manufacturer (“OEM”) customers that are used in applications such as medical ultrasound probes, patient monitoring devices and heads-up displays. In our wire and cable division, we manufacture and market coated wire, including ultra-thin wall pinhole-free wire and custom cable for a number of applications. The cable and wire division also designs and manufactures specialty connectors and flex circuits, and offers a range of laser micro-machining services.

      On March 8, 2004, we announced that we had entered into an agreement to sell the assets associated with our wire and cable division, located in Portland, Oregon, to Advanced Neuromodulation Systems, Inc. (“ANS”). We will retain our ultrasound division and reinvest a portion of the proceeds from the sale of the wire and cable division in the ultrasound business. The proposed sale is subject to the approval of our shareholders and other conditions. As a result of this transaction, if completed, the wire and cable division will not be reflected in the continuing operations of microHelix.

Ultrasound Division

      The total worldwide market for medical ultrasound systems exceeded $3.0 billion in 2003, with the U.S. market accounting for approximately 40% of this total. Demand has been growing in excess of 5% compounded annually, and has been driven by a combination of replacement/upgrading, increased use of ultrasound systems for diagnosis, various procedures and system enhancements such as real time 3-D “color” imaging. Portable ultrasound units (PC–based) have also taken ultrasound imaging into the field, reducing cost and increasing potential applications. With cost-containment driving the medical world, diagnosis and treatment are continuing to move the industry toward outpatient procedures and to reinforce its traditional focus on preventative care. Doctors now regularly use ultrasound devices for initial soft tissue diagnoses because they are non-invasive and do not involve radiation.

      Over the past ten years, the ultrasound business has consolidated, leaving four principal global integrated manufacturers and several smaller specialty manufacturers. A number of smaller cable suppliers have left the business as part of this process, creating additional market opportunities for the remaining manufacturers of cable assemblies for sale to OEM customers. Although microHelix is a small competitor, we enjoy certain cost advantages and a reputation for quality, on-time delivery and responsiveness. Industry consolidation has also created new opportunities for designers/manufacturers of U.S. Food and Drug Administration-registered (referred to as Section 510(k) registered) replacement probe assemblies and transducers offered for sale to OEMs, distributors and end-users. This is principally the result of OEM efforts to rationalize and update their product offerings that has led to the reduction or elimination of support for older systems. The more limited availability of accessories such as replacement probes has created new market opportunities for smaller companies capable of refurbishing damaged probes or building “new” replacement probes.

Principal Ultrasound Markets

Cable Assemblies

      Diagnostic Ultrasound. We design and manufacture complex interconnect systems for ultrasound imaging systems. We serve the OEM market. Our typical probe cable connects to a transducer and an ultrasound imaging system, and consists of between 64 and 256 micro-coaxial wires.

      Patient Monitoring. We design and manufacture leads for a variety of applications including EKG, EEG and oxygen sensors. We focus on flexibility and durability, which we believe are the two principal end-user requirements.

      Commercial and Defense. We believe that our technical expertise with medical products can be directly applied to solving military, aerospace and security product interconnect challenges. We currently serve customers in the security product industry.

      Special Application Connectors/ Molded Parts. We have designed and developed specialty connectors for medical and military applications using both pin & socket and printed circuit boards. Most of these connectors were developed because off-the-shelf connectors did not meet design performance criteria as established by our OEM customers.

      PCB Design. We design and source custom printed circuit boards to meet customer specifications and have extensive experience in this area.

      Test & Measurement. We are developing plans to enter the test and measurement market. We specialize in working with 38 AWG to 4 AWG wire sizes and connectors for use in logic analyzers, oscilloscopes and emulators.

      Contract Manufacturing. We offer our low-cost manufacturing & assembly services to non-medical manufacturers, specializing in sub-assemblies involving a wire or cable, connectors, flex circuits and/or PCB’s.

Ultrasound Probes

      We are developing our own line of replacement ultrasound probes for sale to OEMs, distributors and end-users. These branded replacement ultrasound probe assemblies will be manufactured either by us or a third party from new components. We have initially identified several probes sold in higher volumes in the replacement market and hope to introduce our first branded products during the third quarter of 2004. Each replacement probe we develop or purchase and market requires the clearance of a 510(k) application with the U.S. Food and Drug Administration (“FDA”).

      We plan to market complete probe assemblies to OEM manufacturers using transducers that may be supplied by either our OEM customers or by approved component suppliers. We do not believe that we will need to obtain the approval of a 510(k) application for these products.

Ultrasound Engineering

      We have experienced engineering personnel in Tucson, Arizona and Nogales, Mexico. The Tucson engineering team is principally focused on the design and development of ultrasound cable assemblies and supervises our Nogales-based manufacturing engineering functions. We plan to utilize outside engineering consultants and strategic partners to complete the development of our initial replacement probes. Depending on the success of this business, we will bring some of these resources into the Company.

Ultrasound Manufacturing

      We provide our OEM ultrasound customers with a highly skilled work force, experienced management in Tucson and Nogales and a low-cost production alternative.

      We have approximately 4,500 square feet of office and warehouse space in Tucson, Arizona. This facility provides space for administration of the Nogales plant, ultrasound design and manufacturing engineers, customer service personnel, inventory storage and shipping and receiving. We also plan to begin to do final assembly, testing, packing and shipping of replacement ultrasound probes in our Tucson facility and will, at that time, seek to register this facility with the Food and Drug Administration.

      We have approximately 15,000 square feet of manufacturing, warehouse and office space in Nogales, Mexico (acquired in December 1999). The facility is approximately six years old. We assemble and test all of our ultrasound cable assemblies in this facility.

      We either manufacture the cable used in our diagnostic ultrasound interconnect assemblies in Portland and ship it to Tucson or secure cable from outside sources. In either circumstance, cables are shipped to our office in Tucson, Arizona where they are kitted with the necessary connector parts and shipped to our Nogales, Mexico facility where the interconnect systems are assembled. After testing and quality review, the completed assemblies are returned to our facility in Tucson for final inspection and shipment to our customers. After the sale of our wire and cable assets, we will have to obtain cable and other components required by our ultrasound business from ANS and other third party vendors.

Ultrasound Government Regulation

      Certain aspects of our ultrasound division operations and products are subject to regulation by the FDA. We rely on an outside consultant, under the guidance of our Director of Quality Assurance and Regulatory Affairs, to assist us in meeting all regulatory requirements.

Principal Ultrasound Customers

      In 2002, sales to our two largest ultrasound customers, GE Parallel Design and Philips Medical Systems, accounted for 45% and 40%, respectively, of total ultrasound sales. In 2003, sales to our largest customer, GE Parallel Design, accounted for 69% of total ultrasound sales.

Ultrasound Sales and Marketing

      Our ultrasound sales and marketing efforts are managed by the General Manager of our Ultrasound Division headquartered in Tucson. Product development and manufacturing engineers located both in Tucson and Nogales support sales efforts, working closely with customers and their engineering teams.

      Our OEM sales cycle, depending on the type of ultrasound product, generally takes from three to twelve months from the initial contact to the first shipment. Our sales process frequently involves designing cable assemblies for new systems, so the sale of these assemblies in commercial quantities may be preceded by a pre-production design phase in which we produce various prototype cable assemblies based on the input from our customers’ engineers and our staff.

      Our OEM customers often must obtain the approval of the FDA and other regulatory agencies before commercial production can begin. If their system is approved, we can expect to begin manufacturing our interconnect systems and/or components in commercial quantities. Products going through this kind of development cycle can usually expect a 5-7 year product life before next generation technology or new models supplant the current version. Our objective in ultrasound is to be working on next generation prototypes while providing assemblies for the current device in commercial quantities.

      With respect to our proposed family of replacement ultrasound probes, we expect to market these to distributors, end-users and OEMs. Our initial sales efforts are focused on distributors and hospital buying groups, both of which are receptive to the price/performance benefits of new replacement probes. We anticipate shipping our initial product offering during the third quarter of 2004.

Ultrasound Competition

      Several companies, most of which are more established and larger than we are, manufacture ultrasound cable assemblies, offering our customers and potential customers competitive alternatives to microHelix for most applications. These companies include W.L. Gore, Precision Interconnect (Tyco) and Tensolite, all of which are larger and financially stronger than we are.

      As a small cable assembly supplier, we believe we enjoy certain cost advantages, principally making effective use of our low-cost Nogales, Mexico assembly operation, and a reputation for quality, on-time delivery, engineering expertise and responsiveness. As a direct result, we are currently a supplier to most of the competitors in the medical ultrasound industry at some level. In addition to competing for business in the non-invasive medical ultrasound industry, we apply the same cable assembly and component design and manufacturing capabilities to serve customers in several other industries including patient monitoring, test and measurement, specialty connectors, PCB design and non-medical contract manufacturing. In every case, we compete against larger and financially stronger competitors.

      The consolidation in the ultrasound industry has also reduced the number of cable assembly suppliers, providing the remaining suppliers with additional opportunities to compete for business. As microHelix will now focus entirely on serving the medical ultrasound market and will be financially more able to compete, we believe that we should be able to build this business despite the size and financial strength of our principal competitors.

Discontinued Operations — Wire and Cable Division

Principal Wire and Cable Markets

      We have agreed to sell the assets associated with the wire and cable division, located in Portland, Oregon, to ANS as announced publicly on March 8, 2004. This division designs and develops components for complex medical devices, principally for IVUS & EP mapping systems, pain management systems and LVADs. Our products include complex geometry cables, ultra thin-wall coated wire, connectors, flex circuits, micro-coils and various micro-machining services.

      IVUS & EP Mapping. The wire and cable division currently manufactures sub-assemblies for IVUS catheters and is also manufacturing certain components for EP cardiac mapping catheters. As part of serving this market, we design and manufacture specialty connectors and other molded parts that are used in these assemblies. We are also working with certain customers on navigational sensors and the flexible tips of EP catheters that perform certain diagnostic and therapeutic functions. Our systems and technologies also have potential applications in the minimally invasive device market in devices used in arthroscopy, interventional neuroradiology, EP cardiac mapping and ablation, diagnostic ultrasound interventional imaging, and atrial ablation.

      Pain Management & LVADS. In recent years, major advances have been made in all aspects of medical technology for implantable devices that are capable of providing controlled electrical stimulation of precise areas, thereby normalizing and controlling heart and other organ functions and managing pain. The ability to miniaturize these complex devices permits the full implantation of the device in the body, replacing larger, external devices and increasing patient mobility. Led by microelectronic packaging advances, fully implantable left ventricular assist devices, or LVADs, and neurostimulation devices are promising developments for patients with cardiac disease, chronic pain and neurological disorders such as Parkinson’s disease and epilepsy.

      Other Commercial Business. Our commercial business within the wire and cable division leverages our interconnect system design and manufacturing capabilities with applications as diverse as heads-up displays, submarine towed arrays, micro-cameras and cables for guidance systems. Although accounting for a small portion of our wire and cable business, these markets all require the ability to design and manufacture durable and reliable micro-miniature cables that perform the same functions as larger cables while taking up less space.

Wire and Cable Engineering

      We have experienced engineering personnel in Portland. In addition to overseeing the development of hundreds of cable designs, the Portland engineering team is also able to offer custom interconnect system solutions requiring unique connector and cable assemblies to meet demanding customer performance characteristics. We have extensive engineering experience in the development of both minimally invasive and implantable interconnect systems. Specialties includes the design and development of custom coils, flex circuits, fine-coated wire, micro-cable assemblies and the use of a wide variety of materials. Most of our engineering team has had advanced development experience, making the wire and cable division an attractive partner for next-generation product development.

Wire and Cable Manufacturing

      We have 20,000 square feet of office and manufacturing space in Portland, Oregon. Our facility is equipped with a broad range of production equipment. Our cable plant includes equipment used in the extrusion, braiding, serving, cabling, and coating and assembly of interconnect systems. Our custom-built, ultra-thin wall extrusion line can provide wire insulation pinhole free below .001 inch. The process is computer monitored and logged continuously, providing capacitance, over-all thickness and quality information.

      We have also assembled a carefully selected array of equipment, including laser tools, for cutting very small and very accurate patterns in a variety of media. Our lasers produce an extremely precise, well-defined pattern on micro-miniature geometries. We machine metal foils, piezo electric composites and many polymers with precision accuracy.

      In the developing area of high quality, thin-film, custom flexible circuits, or “micro-flex,” we offer custom coatings and patterned substrates for sensors, biomedical devices and microelectronics.

      Although we purchase our basic machinery or their principal components from commercial sources, we have designed and engineered a number of critical modifications that enable us to meet the most demanding applications and customer requirements. We maintain a fully equipped machine shop in the Portland facility to support modifications to the equipment as necessary. The machine shop also provides us with the ability to do rapid prototyping, perform secondary operations on molded parts, create custom tooling and manufacture fixtures.

Wire and Cable Sales and Marketing

      Our OEM sales cycle, depending on the type of product, generally takes from six to eighteen months from the initial discussion to the first shipment. Our sales process frequently involves designing our systems into new medical devices, so the sale of these systems in commercial quantities may be preceded by a pre-production design phase in which we produce (and are paid for) various prototypes based on the combined input from our customers’ engineers and our staff.

      Our OEM customers often must obtain the approval of the FDA and other regulatory agencies before commercial production can begin. If their system is approved, we can expect to begin manufacturing our interconnect systems and/or components in commercial quantities. Products going through this kind of development cycle can usually expect a 4-5 year product life before next generation technology supplants the current version. Our objective is to be working on next generation prototypes while providing components for the current device in commercial quantities.

      We focus our sales efforts in two principal areas: (1) expanding relationships with current OEM customers principally serving the minimally invasive and implantable markets and (2) marketing our design and manufacturing capabilities to OEM prospects which develop devices that are most likely to benefit from our extensive interconnect system experience. We work both with major medical device manufacturers and emerging companies that rely more heavily on outside component developers to supplement their inside engineering teams.

      Two experienced outside manufacturer representative organizations have covered our major customers and prospects on the West Coast and in the Northeast. These representatives are supported by our Portland-based Technical Sales Support group. Members of our Portland-based engineering and manufacturing team travel regularly to visit customers and prospects, bringing factory expertise and responsiveness into the field. This strategy has worked well for the Company over the past twelve months as we have expanded our relationship with a number of current customers.

      The success of our wire and cable business relies on an active ongoing exchange between our customers and the Company. Because of the specialized nature of our business, we identify and qualify prospective customers that need the special skills of this division and are willing to outsource this work to a third party. Although the sales cycle is relatively slow, we have been able to secure long-term manufacturing business with some our customers with whom we have gone through a multi-year development effort.

Principal Wire and Cable Customers

      In 2002, sales to our four largest wire and cable customers, Volcano Therapeutics (formerly Jomed N.V.), GE Parallel Design, World Heart and Philips Medical Systems, accounted for 28%, 12%, 11% and 10%, respectively, of total wire and cable sales. During 2002, we discontinued our relationship with World Heart. In 2003, sales to our three largest wire and cable customers, GE Parallel Design, Volcano Therapeutics and Advanced Neuromodulation Systems accounted for 24%, 16% and 16% respectively, of total wire and cable sales.

Wire and Cable Competition

      Several companies, most of which are more established and larger than we are, manufacture interconnect systems that offer the customer a competitive alternative in some applications. These companies include W.L. Gore, Precision Interconnect (Tyco), Temp-Flex and Tensolite. While we believe that some of our manufacturing techniques enable us to provide more complex data transmission within a given space constraint than products offered by some of these companies, other factors, such as price and established relationships may influence customer choice where our particular abilities are not critical. Our principal competitive advantage is centered in our experience working with catheter and implantable applications. We are also able to compete successfully with our skilled low cost ultrasound cable assembly facility in Nogales, Mexico

      We believe that our most significant current competition comes from our customers and potential customers who, for a variety of reasons, may choose to produce interconnect systems in-house, either by maintaining the capability to produce fully integrated interconnect systems or by purchasing components from other suppliers and assembling them in-house. While we believe that the current trend among OEMs is towards outsourcing the manufacture of product components not within their core competency, our ability to supply customers depends on our ability to propose and execute on a program that is both technologically sound and cost competitive.

Research and Development

      Our research and development efforts are focused on building our core competencies as a state-of-the-art manufacturer of miniaturized, high capacity interconnect systems. In the initial stages of the Company’s development, we received funding for a substantial portion of our research and development efforts from government grants. During 2002, government grants from the National Institutes of Health accounted for 9% of our total revenues. In 2003, funding from government grants declined to approximately 2% of our total revenues. This reflects a strategic decision to focus Company resources on customer-funded development efforts that produce commercial revenues within 12-18 months.We are responsible for reporting any inventions derived or reduced to practice in the performance of work under the grants. In addition, the grant contracts are subject to terms and conditions standard for government research contracts.

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

      The following table illustrates the sources and amounts of research and development expenditures for microHelix for the periods indicated:

	Year Ended December 31,

Source	2002	2003

Government grants	$476,000	$94,000
Customer-funded	559,000	157,000
Self-funded	650,000	711,000

Total	$1,685,000	$962,000

Patents and Intellectual Property

      We have patents, patent applications and trade secrets and we use the method of protection that is most appropriate for the particular circumstance. We file patent applications and continuations to cover both new and improved methods of manufacturing electronic interconnect systems and technologies. Aspects of our technology are protected by 13 U.S. patents. Additionally, 11 U.S. patent applications have been filed with the United States Patent and Trademark Office. The patent applications are in various stages of examination. Any future patents may not be granted and if granted, may be invalidated, circumvented, challenged, or licensed to others. One of our patents has also been filed as a Patent Cooperation Treaty International Application claiming priority from the U.S. patent application. None of the other applications or patents is the subject of an international or foreign national application or patent, although some of the applications have been filed recently enough that an international or foreign national application could still be filed claiming priority from the U.S. patent application. The 13 issued patents noted above will expire between 2016 and 2021. We have agreed to sell our entire patent portfolio to ANS in connection with the sale of our wire and cable division. We also rely on trade secret law and nondisclosure agreements to protect our intellectual property.

      We currently own the trademark “MICROHELIX” that is listed on the principal register of the United States Patent and Trademark Office. Our intellectual property also includes common law trademarks, service marks and trade names.

      We have not yet needed to enforce any of our patent or other intellectual property rights. Any decision to do so will depend on the particular facts and circumstances of the matter compared to the cost and benefits from such an enforcement effort. While we believe our patents afford some competitive advantage, the resources available to us to identify potential infringements and to defend our rights against infringement limit such protection. The extent of the protection offered by any patent is subject to determinations as to its scope and validity that would be made only in litigation. We cannot assure that our patents will afford meaningful protection from competition.

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

Employees

      We had 54 full-time employees in the United States as of December 31, 2003. In our corporate offices and manufacturing and engineering facilities in Portland, Oregon, we had 49 full-time employees, in our office in Tucson, Arizona, we had four full-time employees, and in our office in State College, Pennsylvania, we had one full-time employee. Additionally, we contract with a company in Mexico that employs 17 people who work at our factory in Nogales, Mexico. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good.

Company History

      The Company began in 1991 in Portland, Oregon as a grant and private equity funded research company, formed to develop leading edge manufacturing techniques for medical device interconnect systems. We began manufacturing operations in 1998, designing and building cable assemblies and micro-electric interconnects for use in the medical device and commercial industries.

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

      In December 1999 we acquired all the stock of BioElectric Corporation.

      We completed our initial public offering in November 2001. The offering proceeds have been invested in expansion of our manufacturing and assembly capabilities. We have also invested in the development of our line of replacement ultrasound probes that we expect to introduce into the market during 2004.

Item 2.	Properties

      We lease 20,000 square feet of office and manufacturing space at our headquarters in Portland, Oregon under a lease that expires in November 2005. The space includes three clean rooms suitable for our required applications. Following the asset sale to ANS, we believe we will continue to have approximately 5,000 square feet of office, warehousing and manufacturing space in Portland, Oregon that we will not utilize in our ultrasound business. We will attempt to sublease all of such space following the asset sale, but there is no assurance we will be able to do so on commercially reasonable terms, if at all.

      We lease approximately 4,500 square feet of office and warehouse space in Tucson, Arizona. This facility provides space for administration of the Nogales, Mexico plant, ultrasound design and manufacturing engineers, customer service personnel, inventory storage, and shipping and receiving. We have approximately 15,000 square feet of manufacturing, warehouse and office space in Nogales, Mexico. The current lease expires in January 2006 and contains renewal options

      We also lease approximately 500 square feet of high-tech incubator office space in State College, Pennsylvania for the development of replacement probes.

      We intend to use our cash resources in the development of our ultrasound and replacement probe business. We do have an investment policy regarding the investment of any excess cash. To the extent available, our cash reserves are invested in interest-bearing accounts. As of the date of this report, we have no investments in publicly traded securities, real estate, mortgages or securities of or interests in persons engaged in real estate activities.

Item 3.	Legal Proceedings

      From time to time the Company may become involved in ordinary, routine, or regulatory legal proceedings incidental to the business of the Company. As of April 9, 2004, we were not engaged in any legal proceedings nor are we aware of any pending or threatened legal proceedings that, singly or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

A special shareholders meeting was held on December 5, 2003 at which the following actions were taken:

1.	The shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to effect a 1-for-3 reverse stock split of the Company’s common stock. On a pre-split basis, this amendment was approved by a vote of 4,045,161 shares for and 54,700 shares against, and there were 500 broker non-votes.

2.	The shareholders approved the potential issuance of up to 2,780,498 shares of the Company’s common stock (subject to proportional adjustment upon the effectiveness of the 1-for-3 reverse stock split) upon the exercise of outstanding Class B warrants by the directors and officers during a temporary warrant repricing period. On a pre-split basis, this proposal was approved by a vote of 2,149,918 shares for and 103,765 shares against, and there were 1,946,548 broker non-votes.

3.	The shareholders approved the potential sale of up to $500,000 in value of the Company’s common stock to our directors and officers, and the exercise of Class B warrants by the directors and officers during the temporary warrant repricing period. On a pre-split basis, this proposal was approved by a vote of 1,765,914 shares for and 466,969 shares against, and there were 1,967,348 broker non-votes.

PART II

Item 5.	Market for the Company’s Common Equity and Related Shareholder Matters

      The table below sets forth, for the periods indicated, the high and low bid prices for the Common Stock, Class A Warrants and Class B Warrants, respectively, as reported by the Nasdaq SmallCap Market. The prices shown for the Common Stock have been adjusted to reflect a 1-for-3 reverse stock split of our Common Stock that was effected on December 5, 2003. No adjustments have been made to the prices shown for the Class A and Class B warrants. The Class A warrants expired on November 16, 2003. As of February 19, 2004 the common stock and the Class B warrants began trading on the OTC Bulletin Board under the symbols MHLX.BB and MHLZ.BB respectively.

Common Stock “MHLX”

2003 Fiscal Quarters	High	Low

First Quarter	$2.07	$.90
Second Quarter	$2.28	$.87
Third Quarter	$3.03	$1.47
Fourth Quarter	$2.40	$1.01

Class A Warrant “MHLXW”

2003 Fiscal Quarters	High	Low

First Quarter	$.05	$.02
Second Quarter	$.08	$.01
Third Quarter	$.09	$.03
Fourth Quarter	$.07	$.07

Class B Warrant “MHLXZ”

2003 Fiscal Quarters	High	Low

First Quarter	$.18	$.02
Second Quarter	$.40	$.04
Third Quarter	$.28	$.14
Fourth Quarter	$.19	$.06

      Holders of shares of Common Stock are entitled to receive such dividends, if any, as may be declared by the Board of Directors of the Company out of funds legally available therefore and, upon the liquidation, dissolution or winding up of the Company are entitled to share ratably in all net assets available for distribution to such shareholders. The Company has never paid any cash dividends. It is anticipated that all earnings will be retained for working capital purposes. The Company has no intention to declare cash dividends in the foreseeable future. There is no restriction on the payment of dividends under our revolving line of credit.

Shareholders of Record

      As of February 26, 2004, there were approximately 44 shareholders of record of the Company’s Common Stock and 16 Class B warrantholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

      Securities authorized for issuance under equity compensation plans consists of the following:

	(a)	(b)	(c)

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted-	under equity
	issued upon	average exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a)

Plan Category
Equity compensation plans approved by security holders	203,563	$4.72	47,492
Equity compensation plans not approved by security holders	6,295	1.02	13,705

Total	209,858	$4.65	61,197

      The Company’s 2002 Non Qualified Stock Option Plan was adopted by the board of directors in October 2002 and has not been approved by the Company’s security holders. The 2002 Non Qualified Plan provides for the issuance of options to purchase up to 60,000 shares of common stock to our employees and consultants. Options are granted under various vesting arrangements, up to a maximum of four years, expire after a maximum of 10 years, and are subject to a stock transfer restriction agreement to be entered into upon exercise.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

      This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current view and estimates of future economic and market circumstances, industry conditions, company performance and financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”

and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are subject to risks and uncertainties that could cause our actual future results to differ materially from the results discussed herein. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-KSB. We do not intend, and undertake no obligation, to update any such forward-looking statements to reflect events or circumstances that occur after the date of this filing.

Overview

      microHelix, Inc. began business as a research and development company in 1991. In the years that followed microHelix established a foundation of proprietary processes and intellectual property in the areas of ultra-thin wall pinhole-free wire, micro-interconnect technology, advanced laser micro-machining, specialty connectors and flex circuits. All of this technology is based in our wire and cable division located in Portland, Oregon. In December 1999 we acquired the assets of the medical ultrasound division of Alcatel NA Cable Systems, Inc., a subsidiary of Alcatel S.A. based in Paris, France, that designs and manufactures cable assemblies that are used in non-invasive ultrasound probes and systems. These facilities are located in Tucson, Arizona and Nogales, Mexico.

      We have incurred significant losses since inception and those losses have continued following our initial public offering in November 2001. In our business we have had to rely on a relatively small number of original equipment manufacturers (“OEM’s”) for the majority of our sales. Short term changes in the OEM’s demand schedule have made our expenses and cash requirements uncertain. We have had difficulty in matching expenses with sales primarily because of the unpredictability of the OEM requirements. During the past two years we have tried to broaden the OEM customer base but have not had any material success. In an effort to lower the break-even point for the business and to reduce the cash burn rate, we implemented a major cost reduction program in October 2002 and another round of reductions was implemented in April 2003. Although these cost reduction programs helped reduce the cash usage they were not sufficient to stabilize our cash position. During 2003, we attempted to raise additional capital but we were not successful. In December 2003, our board of directors concluded that only a sale of existing assets or a business combination with a company that had a strong financial position would enable us to continue operations. As a result of this effort, on March 8, 2004, we announced that an agreement had been reached to sell the assets of the Portland based wire and cable division to ANS of Dallas, Texas. The sale is expected to close on April 21, 2004, subject to the approval of the microHelix shareholders.

      We will continue to operate the wire and cable division until the consummation of the asset sale. This operation continues to result in negative cash flow, a trend which we believe will continue for the foreseeable future. In view of our nominal cash on hand, our likely inability to meet our outstanding obligations in the near or long term and other factors, our auditors have expressed substantial doubt about our ability to continue as a going concern in their report issued in connection with our 2003 financial statements. We believe that the proceeds from the asset sale will enable us to meet our short-term capital needs, pay off all our debt, pay down accrued trade payables to customary terms and provide sufficient working capital that will enable us to grow our ultrasound business.

      Our continuing operations will be focused on our ultrasound business that designs and manufactures cable assemblies for original equipment manufacturer (“OEM”) customers that are used in applications such as medical ultrasound probes, patient monitoring devices and security products. We are also developing our own line of replacement ultrasound probes.

      Over the past ten years, the ultrasound business has consolidated, leaving four principal global integrated OEM manufacturers and several smaller specialty manufacturers. Although microHelix is a small cable assembly supplier, we enjoy certain cost advantages and a reputation for quality, on-time delivery and responsiveness and are currently a supplier to most of the industry players at some level. In addition to our supplier role in the non-invasive medical ultrasound industry, we apply the same cable assembly and component design and manufacturing capabilities to serve customers in several other industries including patient monitoring, test and measurement, specialty connectors, PCB design and non-medical contract manufacturing.

      As part of our efforts to diversify within our principal core competency, we are actively working to introduce our own branded replacement ultrasound probes that will be manufactured either by us or a third party from new components and sold to group purchasing organizations and distributors beginning in the third quarter of 2004.

      On December 5, 2003, we completed a 1-for-3 reverse split of our outstanding common stock, which was also applied to any common stock options and warrants outstanding at the time of the split.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to product returns, bad debts, inventories, prepaid expenses, intangible assets, income taxes, warranty obligations, and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

      Revenue Recognition — The Company recognizes revenue from commercial sales of micro cables, connectors, ultra-thin film wire, assemblies and related products when title passes, which is upon shipment. Commercial sales are made F.O.B. point of shipment. The products must be physically shipped from the factory. In some cases, tooling that has been paid for by a customer may remain at the Company or at a vendor. Returns are limited to nonconforming products and the volume of returns to the Company has been insignificant. The Company does not establish reserves for returns because they are minimal.

      Development contracts are structured on a cost reimbursement or cost plus basis. Revenue from development contracts for non-recurring engineering is recognized using the percentage of completion method as time and materials costs are incurred. Revenue from contracts for the production of prototypes is recognized when the title passes, which is upon shipment. In some cases, customers pre-pay for product and services, which is classified as deferred revenue until the services are performed, at which time it is recognized as revenue. As of December 31, 2003, the deferred revenue account had a balance of $59,428 compared to $38,150, as of December 31, 2002.

      Government grant sales are recognized as time and materials costs are incurred using the percentage of completion method. The government generally provides grants to perform specific research and is not the ultimate customer. The Company closed out all government grants at the end of 2003.

Results of operations

      The following table presents our historical operating results for the periods indicated as a percentage of sales:

	Year Ended
	December 31,

	2002	2003

Sales	100%	100%
Cost of sales	127	101

Gross profit (loss)	(27)	(1)

Operating expenses:
Research and development	—	12
Sales and marketing	1	2
General and administrative	134	63

Total operating expenses	135	77
Loss from operations	(162)	(78)
Other income (expense)	9	(5)

Net loss from continuing operations	(153)	(83)

Discontinued operations:
Loss from operations wire and cable division	(413)	(80)

Net loss	(566)%	(163)%

Year ended December 31, 2003 compared with year ended December 31, 2002

      On March 8, 2004 we announced that we signed an agreement with ANS, to sell the assets of our Portland wire and cable division. The sale is expected to close on April 21, 2004, subject to the approval of the microHelix shareholders and fulfillment of certain other conditions. As a result of this pending material transaction, we are required under Generally Accepted Accounting Principles (“GAAP”) to prepare our financial statements in a format that accounts for the wire and cable division as a discontinued operation in the consolidated statements of operations. In addition, the balance sheet as of December 31, 2003 must classify all assets and liabilities related to this transaction as “held for sale.” As a result, all comments in this section primarily relate to the continuing operations of the ultrasound division and the related microHelix corporate functions.

      Sales for the year ended December 31, 2003 were $1,666,424, compared to $1,341,560, for the year ended December 31, 2002, or an increase of 24%. This increase can be attributed primarily to sales to the Parallel Design division of General Electric and to contract manufacturing work. As a result of this increase in manufacturing volume, gross margin for the year ending December 31, 2003 was a negative $18,197 compared with a negative $364,549 recorded in the year ending December 31, 2002.

      During the year ending December 31, 2003 we began developing our own line of replacement ultrasound probes for sale to OEMs, distributors and end-users. We view this program as an extension of the business we have been in for the past four years since we purchased the assets of the medical ultrasound division of Alcatel NA Cable Systems, Inc., a subsidiary of Alcatel S.A. in 1999. These branded replacement probe assemblies will be either manufactured by us in Arizona or by a third party using new components. To begin this effort, we invested $192,720 in research and development for this program in 2003.

      Sales and marketing expenses for the year ending December 31, 2003 were $41,183, compared to $22,038 for the year ending December 31, 2002. This increase is primarily related to an increase in shipments. Sales and marketing expenses will increase in 2004 over the 2003 level primarily due to the planned launch of the replacement probe program.

      General and administrative expenses for the year ending December 31, 2003 were $1,055,006 compared to $1,791,723 for the year ending December 31, 2002, or a reduction of $736,717. These savings were primarily realized through reductions in personnel, travel expenses, legal expenses, investor relations expenses and consulting fees. General and administrative expenses should be even smaller in 2004 because corporate expenses to support only the ultrasound operations should be significantly less due to the simplified and smaller organization. It should be noted that these savings will not be realized until after the transaction with ANS is completed at the end of April 2004.

      The loss from operations for the year ending December 31, 2003 was $1,307,106, $871,204 less than the operating loss of $2,178,310 that was recorded in the prior year ending December 31, 2002. This reduction in operating losses can be attributed to an improvement of $346,352 in gross margin and a reduction in expenses of $524,852.

      Other income (expense) for the year ending December 31, 2003 reflected $80,592 other expense-net compared to other income-net of $121,136 for the period ending December 31, 2002. The increase in other expense-net in 2003 is primarily due to a reduction in interest income in 2003 compared to 2002 due to cash balances on average being lower in 2003 than in 2002 and a provision to write-off $57,940 of shareholders’ notes in 2003. There were no similar write-offs in 2002. In addition, in 2002 the president of the Company at that time agreed to accept $75,000 less in salary payments than what had been accrued in the prior year. This reduction in expense was classified as other income in 2002.

      The wire and cable division financial results have been reported as discontinued operations. For the year ending December 31, 2003, the net loss from operations for this division was $1,336,357 compared to a net loss of $5,542,534 for the period ending December 31, 2002. For the years ending December 31, 2003 and 2002, the Company determined that the value of certain patents used in the wire and cable division were impaired and recorded losses of $149,242 and $3,811,767, respectively. This was the primary reason why the loss recorded in 2003 was less than the loss recorded in 2002.

      The net loss for the Company was $2,724,055 for the year ending December 31, 2003 compared to a net loss for the Company of $7,599,708 for the year ending December 31, 2002. This reduction in net loss in 2003 compared to 2002 can be attributed to an improvement in gross margin, a reduction in expenses and no asset impairment loss recorded in 2003. Since inception the Company has incurred operating losses because it has not been successful in converting a sufficient number of research and development programs to predictable, high volume, regular manufacturing contracts. Product cost and operating expenses have significantly exceeded the revenue levels achieved during this period of time.

      No provision for income taxes has been made due to the Company’s accumulated net operating losses.

Liquidity and Capital Resources

      As of December 31, 2003, the Company had $48,767 of cash and cash equivalents. Cash used in operating activities in 2003 was $1,276,019 compared to $4,135,852 used in 2002. This decrease in the use of cash in operating activities in 2003 can be attributed to three factors: first, a reduction in net losses of $1,063,886 in 2003 compared to 2002 (excluding from 2002 the $3,811,767 non-cash reduction in the value of intangible assets), second, a reduction of $729,728 in accounts receivable and third, a reduction of $530,546 in interest on a note payable to a shareholder.

      During 2003, the Company again recognized the need to obtain additional permanent financing. The Company acknowledged if this effort was not successful, then the Company would be required to make even further reductions in expenses to match the expected sales level. Although the Company was successful in reducing operating expenses, the Company was not successful in increasing sales to match the reduced operating expense levels. As a result, in December 2003, the Company expanded the scope of an existing engagement with an investment banking firm to identify potential buyers of the Company’s wire and cable division based in Portland, Oregon, or the possible sale of the entire Company to an organization with sufficient capital resources. As a result of these efforts, the Company announced on March 8, 2004 the sale of the wire and cable division to Advanced Neuromodulation Systems, Inc. of Dallas, Texas, for approximately $2.0 million in cash and assumed liabilities.

      Although we expect that the proceeds from the asset sale will provide a portion of the resources we will need to expand our ultrasound division as contemplated, we may need additional capital that we have not yet secured and we cannot assure that the proceeds of the asset sale, if realized, will be sufficient to fund these plans. If the proceeds are not sufficient, we may be required to seek additional financing. Such financing could be dilutive to our existing shareholders or may not be available on reasonable terms, or at all.

      As of December 31, 2003, we had a $500,000 line of credit for working capital, secured by accounts receivable and inventory. As of December 31, 2003, there was $249,293 outstanding on the line of credit. The Company has the option of extending the line of credit providing it is in compliance with the terms of the agreement.

      As of December 31, 2003, the Company had no purchase orders outstanding for capital equipment that had not been delivered.

      The following table discloses the Company’s contractual cash obligations as of December 31, 2003:

	Payments Due by Period

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years

Operating leases, net of sublease income	$506,486	$258,030	$248,456	$—
Line of credit	249,293	249,293	—	—
Short-term borrowing	100,000	100,000	—	—

Total contractual cash obligations	$855,779	$607,323	$248,456	$—

      During 2003, the Company repaid $808,000 of notes payable to a shareholder. In March 2003, the Company borrowed $200,000 from an unrelated party and repaid $100,000 to the lender during the year ending December 31, 2003.

Risk Factors

      Following are the key risk factors that have affected our financial condition, net sales and net income in the past and could materially impact our future financial condition, net sales and net income. In addition, if any of these risks occur, the market price of shares of our Common Stock could decline and investors could lose all or part of their investment:

      The proposed sale of our Portland, Oregon-based wire and cable business will make us highly dependent on our ability to compete successfully in the medical ultrasound business.

      The wire and cable business has historically accounted for over 66% of our total annual revenues. These revenues were derived from 10-12 significant customers, who purchased coated wire, cable, cable assemblies, interconnect systems, leads, connectors, coils, laser micro-machining services and development services from us. We will now rely entirely on 6-8 OEM customers that dominate the medical ultrasound business or serve needs in specific specialty areas. We will now entirely dependent on our ability to successfully serve customers in this highly competitive market where we face significant competition from industry leading cable suppliers with resources significantly greater than ours.

      Our on-going business plan is based on assumptions that could prove to be incorrect, which could mean that we may be unable to expand as planned and could cause us to invest in areas that do not result in new sales.

      Two key elements of our on-going business plan involve (a) the expansion of our ultrasound cable assembly capabilities and (b) the development and sale of a replacement ultrasound probe product line. Both efforts are planned to capitalize on what we expect to be new growth in the medical ultrasound equipment market. The success of our plan depends on numerous assumptions that we cannot be sure are justified. If any of our key assumptions are incorrect, we could be unable to expand our business as we currently anticipate and we may make substantial investments in product development and/or marketing efforts that do not result in new product sales. Our assumptions include the following:

•	demand for sophisticated “next generation” ultrasound imaging and diagnostic systems will continue to increase;

•	our cable assembly capabilities that serve ultrasound system OEMs and our replacement ultrasound probes will efficiently address market needs as they develop;

•	OEMs with whom we have or may develop relationships will be successful in developing their technologies and addressing their markets and will remain agreeable to outsource some or all of these cable assemblies; and

•	other companies will not expand their cable assembly capabilities that offer technological or economic advantages over ours nor will other companies develop lower cost alternatives to our proposed line of replacement ultrasound probes that would preclude our success in this market.

      The development of ultrasound imaging systems by our OEM customers is usually subject to review by the U.S. Food and Drug Administration and other regulatory agencies, which means that new cable assemblies provided by us that are designed as part of these systems may not be sold in commercial quantities for a long time, if ever.

      Our sales process involves designing our cable assemblies into both existing and new OEM devices. The sale of any new system in commercial quantities is generally preceded by a pre-production design phase in which we produce various cable assembly prototypes based on a collaboration with the customer’s engineering and product design staff. The OEM’s imaging systems are subject to regulation and licensing, usually by the U.S. Food and Drug Administration, or FDA, and sometimes by comparable foreign regulatory bodies, which increases the cost and time required for the development, marketing and sale of these systems. We expect that the sales cycle for most of our cable assemblies will take 3-12 months to develop and validate. We are generally paid for prototypes during the design phase but do not expect such payments to contribute significantly to our profitability. If either our proposed cable assembly solution or the overall imaging system is not approved or is not successfully brought to market in a timely manner, the failure to do so will have a direct and adverse impact on our future sales.

      A large portion of our sales is concentrated with a few customers that could make fluctuations in revenue and earnings more severe.

      In 2002, sales to our two largest customers, GE Parallel Design and Philips Medical Systems, accounted for 45% and 40% respectively, of our ultrasound revenues. In 2003, sales to our largest customer, GE Parallel Design, accounted for 69% of total ultrasound sales. There are a relatively limited number of OEMs that make ultrasound-imaging systems. Although we provide cable assemblies and/or other services to industry-leading OEMs and to several specialized competitors, the loss of a significant customer could have a material adverse impact on our sales and earnings. While we expect the overall size of the medical ultrasound market to expand, it remains possible that significant penetration of these markets may depend on large volume sales to a limited number of potential customers. Concentration in our customer base may make fluctuations in revenue and earnings more severe and make business planning more difficult.

      Large OEM customers can change their demand on short notice, further adding to the unpredictability of our quarterly sales and earnings.

      Our quarterly results have in the past, and may in the future, vary significantly due to the lack of dependable long-term demand forecasts from our larger OEM customers. In addition to this risk, many of our OEM customers have the right to change their demand schedule, either up or down, within a relatively short time horizon. These changes may result in us incurring additional working capital costs and causing increased manufacturing expenses due to these short-term fluctuations. In particular, our quarterly operating results have in the past fluctuated as a result of some of the larger OEM customers changing their orders within a fiscal quarter. Our expense levels, to a large extent, are based on shipment expectations in the quarter. If sales levels fall below these expectations, operating results are likely to be adversely affected. Although we have tried to lessen our dependency on a few large customers, this is the nature of the OEM medical ultrasound industry that we serve and we can provide no assurance that we will be able to materially alter this dependency in the immediate future, if at all. It is principally for this reason that we have elected to enter the replacement ultrasound probe market, providing new replacement probes that function on older generation imaging systems. Although the installed base of these imaging systems is large, OEMs remain more interested in new system sales, creating an opportunity for lower cost competitors to serve this mature replacement probe market.

      As we enter the replacement ultrasound probe market, we may not be able to develop and introduce probes that achieve market acceptance, which could adversely affect our ability to compete in this target market and cause us to incur additional expense that is not supported by additional revenues.

      To compete successfully in the replacement ultrasound probe market we will be required to do the following:

•	correctly identify replacement probes that are most likely to be in demand in the replacement market;

•	develop and secure regulatory clearance for our own replacement probes and/or purchase cleared probes from third parties that meet performance, price and quality expectations of our prospective customers;

•	successfully develop sales channels to distributors, buying groups and end-users, representing a business risk for us because we have focused to date entirely on selling to OEMs;

•	build long-term sources of supply of replacement probes to provide ongoing stability for our business (cost and availability) and to avoid potential business interruptions;

      We cannot assure you that we will be able to achieve any of these objectives. Our inability to achieve these objectives will have a direct and adverse impact on our sales.

      In our highly competitive markets, many of our potential competitors have resources that we lack, which could impair our relationships with actual or potential customers.

      Our markets are highly competitive. This is particularly true in the area of ultrasound cable assemblies sold to OEM customers. Competition is based on technology, established relationships, quality of support, location of facilities and price. Several of our competitors have a longer history of operations and more established relationships with actual and potential customers than we have. In addition, most of our OEM customers choose to concentrate their cable assembly business with one or two suppliers and may have certain geographic preferences. The combination of these factors may have a direct and adverse impact on our ability to serve these customers in the future. Our principal competitive advantages remain the following: (a) low cost manufacturing in Nogales, Mexico; (2) exceptional quality record; (3) highly responsive to customers with quick turn capability; and (4) very competitive pricing. Despite these advantages, many of our competitors and potential competitors have technological and financial resources and established business relationships that may afford them a competitive advantage.

Recent Accounting Pronouncements

      In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was adopted on January 1, 2002. SFAS No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. As discussed elsewhere in this Annual Report, the Company recorded an impairment loss of $3,811,767 and $149,242 on certain patents during the years ended December 31, 2002 and 2003, respectively.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescinds FIN No. 35. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in FIN No. 45 were effective for the year ended December 31, 2002. The adoption of this interpretation did not have a material effect on the Company’s financial statements.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (revised December 2003). FIN No. 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. FIN No. 46 defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 consolidation requirements are effective for all variable interest entities created after January 31, 2003, and to pre-existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain disclosure requirements are effective for financial statements issued after January 31, 2003. The adoption of FIN No. 46 has no effect on the Company’s financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material impact on the Company’s financial position, results of operations, or cash flows.

Item 7.	Financial Statements

      The Company’s Financial Statements and the Independent Auditors’ Report thereon are presented in the following pages.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

microHelix, Inc.

      We have audited the accompanying consolidated balance sheet of microHelix, Inc., (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

April 14, 2004

MICROHELIX, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2003

December 31,
2003

ASSETS
Current Assets:
Cash	$48,767
Accounts receivable, net of allowance of $22,156	425,326
Inventories (Note 2)	343,537
Prepaid expenses	70,085
Assets held for sale (Note 12)	2,402,479

Total current assets	3,290,194
Property and equipment — net (Note 3)	116,536
Other assets	9,516

Total assets	$3,416,246

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$497,470
Accrued liabilities	274,665
Line of credit (Note 5)	249,293
Short term borrowing	100,000
Liabilities held for sale (Note 12)	598,191

Total current liabilities	1,719,619
Deferred gain on sale-leaseback	213,048

Total liabilities	1,932,667

Shareholders’ Equity (Note 7):
Preferred stock, no par value, 5,000,000 shares authorized, zero issued and outstanding at December 31	—
Common stock, no par value, 8,333,333 shares authorized, 1,681,806 issued and outstanding at December 31	14,359,467
Additional paid-in capital	6,487,417
Deferred compensation expense	(27,185)
Accumulated deficit	(19,336,120)

Total shareholders’ equity	1,483,579

Total liabilities and shareholders’ equity	$3,416,246

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002 and 2003

	Year Ended December 31,

	2002	2003

Sales	$1,341,560	$1,666,424
Cost of Sales	1,706,109	1,684,621

Gross profit (loss)	(364,549)	(18,197)
Operating Expenses:
Research and development	—	192,720
Sales and marketing	22,038	41,183
General and administrative	1,791,723	1,055,006

Total operating expenses	1,813,761	1,288,909

Loss from operations	(2,178,310)	(1,307,106)
Other Income (Expense):
Other income	75,000	—
Interest income	68,783	10,731
Other expense	—	(57,940)
Interest expense	(22,647)	(33,383)

Other income and (expense) — net	121,136	(80,592)

Net loss from continuing operations	(2,057,174)	(1,387,698)
Discontinued operations:
Loss from operations of wire and cable division (Note 12)	(5,542,534)	(1,336,357)

Net loss	$(7,599,708)	$(2,724,055)

Loss per common share — basic and diluted:
Net loss from continuing operations	$(1.32)	$(.89)
Net loss from discontinued operations	(3.57)	(.86)

Net loss	$(4.89)	$(1.76)

Shares used in per share calculation — basic and diluted	1,553,295	1,550,886

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2002 and 2003

	Common Stock		Additional
			Paid-In	Notes	Deferred	Accumulated
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Total

Balance, January 1, 2002	1,553,295	$14,179,467	$6,485,312	$(57,940)	$(84,822)	$(9,012,357)	$11,509,660
Grant of stock options			2,105		(2,105)
Amortization of deferred compensation					38,193		38,193
Net loss						(7,599,708)	(7,599,708)

Balance, December 31, 2002	1,553,295	$14,179,467	$6,487,417	$(57,940)	$(48,734)	$(16,612,065)	$3,948,145
Repurchase of common stock	(13,333)	(20,000)					(20,000)
Conversion of debt	141,844	200,000					200,000
Write-off of notes receivable from shareholders				57,940			57,940
Amortization of deferred compensation					21,549		21,549
Net loss						(2,724,055)	(2,724,055)

Balance, December 31, 2003	1,681,806	$14,359,467	$6,487,417	$—	$(27,185)	$(19,336,120)	$1,483,579

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002 and 2003

	Year Ended December 31,

	2002	2003

Cash Flows from Operating Activities:
Net loss	$(7,599,708)	$(2,724,055)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	518,139	526,069
Stock compensation expense	36,088	21,549
Amortization of deferred inventory charges	6,237	6,160
Write-off of notes receivable to shareholders	—	57,940
Forgiveness of deferred compensation	(75,000)	—
(Gain)/loss on sale of equipment	—	(59,057)
Impairment loss on intangibles	3,811,767	—
Change in:
Accounts receivable, net	(69,234)	729,728
Inventories	168,878	92,133
Due from affiliates	(37,247)	—
Prepaid expenses	62,148	40,438
Intangible and other assets	(4,280)	102,661
Accounts payable	(365,059)	100,563
Accrued interest to shareholder	(530,546)	—
Deferred shareholder compensation	(125,000)	—
Accrued liabilities	66,965	(170,148)

Cash used in operating activities	(4,135,852)	(1,276,019)

Cash Flows from Investing Activities:
Capital expenditures	(173,196)	(36,143)
Proceeds from the sale of equipment	—	469,000

Cash used in investing activities	(173,196)	432,857

Cash Flows from Financing Activities:
Proceeds from borrowings against notes payable and line of credit	1,070,020	4,873,363
Principal payments on notes payable and lines of credit	(1,982,739)	(5,971,181)
Principal payments on lease obligation	—	(121,802)
Repurchase of common stock	—	(20,000)

Cash provided/(used) by financing activities	(912,719)	(1,239,620)

Change in cash	(5,221,767)	(2,082,782)
Cash, beginning of period	7,353,316	2,131,549

Cash, end of period	$2,131,549	$48,767

Supplemental disclosure of cash flow information — Cash paid for interest	$710,123	$140,892

See notes to consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002 and 2003

1.	Summary of Significant Policies and Basis of Presentation

      Nature of Operations — microHelix, Inc. and its wholly owned subsidiary, BioElectric Corporation (collectively, the “Company”), is primarily engaged in the design, manufacture, and sale of micro cables, connectors, and assemblies for use in medical devices.

      Basis of Presentation — In December 2003, the Company completed a 1-for-3 reverse split of its common stock, the effects of which have been retroactively applied to the Company’s financial statements for all periods presented. The reverse split was applied to outstanding common stock, as well as any common stock warrants and options granted as of the time of the reverse split.

      The consolidated financial statements include the accounts of microHelix, Inc. and its wholly owned subsidiary, BioElectric Corporation (“BioElectric”). All significant inter-company balances and transactions are eliminated upon consolidation.

      Going Concern — These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and had negative cash flows from operations during each of the past two years and at December 31, 2003 had an accumulated deficit of $19,336,120. This indicates that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

      In 2003, the Company significantly cut operating expenses in an effort to reduce the cash burn rate. Although this was somewhat effective, sales did not increase sufficiently to curtail the operating losses and the cash position of the Company continued to deteriorate throughout the year. During 2003, the Company was not successful in raising additional capital and in view of the continued weakening cash position the board of directors concluded that only a sale of existing assets or a business combination with a financially strong company would enable the Company to continue to operate. The board of directors believed that the assets of the wire and cable division could possibly represent an attractive acquisition opportunity and in so doing provide an infusion of capital that would enable the Company to concentrate on the opportunities in the ultrasound market. On March 8, 2004, the Company announced an agreement to sell its Portland, Oregon wire and cable division to Advanced Neuromodulation Systems, Inc. of Dallas, Texas. The sale is expected to close on April 21, 2004, subject to the approval of the microHelix shareholders. Refer to note 12, Discontinued Operations, for additional information.

      Credit and Collection — The Company extends credit to its customers based on an assessment of a customer’s financial circumstances, generally without requiring collateral. Some of our significant customers have experienced financial difficulties in the past, and future financial difficulties of customers could have a material adverse effect on the Company’s business.

      Inventories — are stated at the lower of cost (first-in, first-out) or market.

      Property and Equipment are recorded at cost — Depreciation is provided using the straight-line method over the estimated useful lives of the assets (three to seven years) beginning on the date placed in service. Leasehold improvements are amortized over the lesser of the remaining lease term or the useful life. Costs of repairs and maintenance are expensed as incurred. Management periodically evaluates the recoverability of property and equipment by comparing the carrying amounts to future undiscounted cash flows expected to be generated by such assets. The Company has not identified any such impairment losses to date.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As of December 31, 2002 and 2003, there were no unbilled or pre-billed amounts on outstanding contracts. Earnings on non-recurring engineering contracts were immaterial for the years ended December 31, 2002 and 2003.

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

      If compensation cost on stock options granted under these plans had been determined based on the fair value of the options consistent with that described in SFAS No. 123, the Company’s net loss and net loss per common share would have been adjusted to the following pro forma amounts:

	Year Ended December 31,

	2002	2003

Net loss:
As reported	$(7,599,708)	$(2,724,055)
Pro forma	(7,842,835)	(2,833,956)
Basic and diluted net loss per common share:
As reported	(4.89)	(1.76)
Pro forma	(5.04)	(1.83)

      The pro forma amounts may not be indicative of the effects on reported net income for future years due to the effect of options vesting over a period of years and the granting of stock compensation awards in future years.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants:

	Year Ended December 31,

	2002	2003

Dividend yield	None	None
Risk-free interest rate	2.630%	4.000%
Expected volatility	98%	99%
Expected option lives	4.02 years	4.00 years
Weighted-average fair value of options granted per share	$.49	$1.09

      Refer to Note 6 for further information regarding the Company’s stock option plan.

      Financial Instruments — The carrying value of the Company’s cash, accounts receivable, accounts payable, other accrued liabilities, and line of credit approximate their estimated fair values due to the short maturities of those instruments. At December 31, 2003, the estimated fair value of notes payable to shareholder was $227,000, which equals the carrying value of $227,000. Estimated rates currently available to the Company for debt with similar terms are used to estimate the fair value of notes payable to shareholder.

      Comprehensive Loss — Comprehensive loss for the years ended December 31, 2002 and 2003 was the same as the reported net loss.

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

      Options to purchase 402,179 and 209,858 shares of common stock were outstanding as of December 31, 2002 and 2003, respectively, but were not included in the computation of diluted net loss per share for the years then ended because the options were anti-dilutive. These options expire on dates beginning June 2008 through December 2012.

      Reclassifications — Certain amounts from 2002 have been reclassified to conform to the 2003 presentation with no effect on previously reported consolidated net income or stockholders’ equity.

Recent Accounting Pronouncements

      In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was adopted on January 1, 2002. SFAS No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. As discussed elsewhere in this Annual Report, the Company recorded an impairment loss of $3,811,767 and $149,242 on certain patents during the years ended December 31, 2002 and 2003, respectively.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescinds FIN No. 35. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN No. 45 were effective for the year ended December 31, 2002. The adoption of this interpretation did not have a material effect on the Company’s financial statements.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (revised December 2003). FIN No. 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. FIN No. 46 defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 consolidation requirements are effective for all variable interest entities created after January 31, 2003, and to pre-existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain disclosure requirements are effective for financial statements issued after January 31, 2003. The adoption of FIN No. 46 has no effect on the Company’s financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material impact on the Company’s financial position, results of operations, or cash flows.

2.	Inventories

      Inventories are as follows:

December 31,
2003

Raw materials	$343,537

3.	Property and Equipment

      Property and equipment are as follows:

December 31,
2003

Machinery and equipment	$191,801
Leasehold improvements	11,950
Office furniture and equipment	39,108
Automobiles	20,000
Software	6,542

269,401
Accumulated depreciation	(152,865)

Property and equipment — net	$116,536

4.	Line of Credit and Notes Payable

      In December 2002, the Company entered into a revolving line of credit with an asset-based lender. The line of credit is secured by accounts receivable and inventory. The line of credit bears interest at the prime rate plus 6.25% (13.00% at December 31, 2003) and allows the Company to borrow up to $500,000. At December 31, 2003, $249,293 was outstanding on the line of credit.

      As of December 31, 2003, the Company was in compliance with the terms of the line of credit.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 2003, the Company borrowed $200,000 on a short-term unsecured note at a 12 percent interest rate to finance short-term working capital requirements. During 2003, the Company repaid $100,000 on the short-term note. The current balance as of December 31, 2003 was $100,000.

5.	Income Taxes

      Deferred income taxes, reflecting the net tax effects of temporary differences between the carrying amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, are based on tax laws currently enacted.

      Components of deferred tax assets are as follows:

December 31,
2003

Federal net operating loss carryforwards	$5,010,409
State net operating loss carryforwards	714,433
Deferred compensation	161,140
Basis difference in property and equipment	(124,800)
Basis difference in intangible assets	(364,514)
Other	166,480

Deferred tax asset	5,563,148
Valuation allowance	(5,563,148)

Net	$—

      As of December 31, 2003, the Company had federal and state net operating loss carryforwards of $14,315,454 and $10,824,741, respectively, expiring during the years 2013 through 2023. No provision for income taxes has been recorded due to the Company’s net losses.

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

6.	Shareholders’ Equity

      Common Stock — As discussed in Note 1, in December 2003, the Company completed a 1-for-3 reverse split of its common stock. The effects of the reverse split have been retroactively applied to the Company’s financial statements for all periods presented.

      Preferred Stock — The Company is authorized to issue $5,000,000 shares of preferred stock. As of December 31, 2003, there were zero shares issued and outstanding.

      Stock Option Plan — The Company’s 2002 Non Qualified Stock Option Plan (the “2002 Non Qualified Plan”) was adopted by the board of directors in October 2002. The 2002 Non Qualified Plan provides for the issuance of options to purchase up to 60,000 shares of common stock to its employees and consultants. Options are granted under various vesting arrangements, up to a maximum of four years, expire after a maximum of ten years, and are subject to a stock transfer restriction agreement to be entered into upon exercise.

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

      The following table summarizes current year activity under the 1998, 2001, and 2002 Plans:

	Outstanding Options

		Weighted
		Average
		Exercise
	Number	Price Per
	of Shares	Share

Balance at December 31, 2001	78,536	$5.54
Options granted, less than market price	20,173	3.10
Options granted at market price	58,686	.97
Options granted, greater than market price	1,167	1.28
Options cancelled	(24,503)	3.28

Balance at December 31, 2002	134,060	$2.60
Options granted at market price	101,646	1.56
Options cancelled	(25,848)	9.11

Balance at December 31, 2003	209,858	$4.65

      The following table summarizes information about stock options outstanding and exercisable under the 1998, 2001, and 2002 Plans at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average	Number	Average
	Number	Contractual	Exercise	of Options	Exercise
Range of Exercise Prices	of Options	Life (yrs)	Price	Exercisable	Price

$ .00 – $ 2.72	121,501	8.60	$1.51	14,631	$1.17
$ 2.72 – $ 5.44	43,104	7.70	3.91	20,649	3.92
$ 8.15 – $10.87	32,109	6.10	8.28	23,048	8.24
$24.46 – $27.18	13,144	7.10	27.18	6,276	27.18

	209,858	7.90	$4.65	64,604	$7.10

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

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In connection with the engagement of the investment banking firm of Christman, Peters & Madden, on October 1, 2003, the Company granted warrants to purchase 33,333 shares of common stock. The exercise price will be determined by the average closing price for a selected period of 10 consecutive trading days during the term of the warrant. The warrant holder must notify the Company of its intention to exercise the warrants and identify the 10 consecutive trading day period. In lieu of exercising this warrant for cash, the warrant holder may elect to receive common shares equal to the value of the warrant at the time of exercise. The warrant will expire on September 30, 2006.

      Deferred Compensation — In connection with stock option grants issued to employees and consultants of the Company, there was no deferred compensation recorded during 2002 and 2003, respectively. Deferred compensation related to stock options granted to employees in prior years is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock and is being amortized on a straight-line basis over the vesting period of the options. Deferred compensation to consultants is being amortized on a straight-line basis over the related service periods.

7.	Related-Party Transactions

      During 2003, the Company wrote-off $44,941 of doubtful receivables from related parties controlled by a shareholder. In addition the Company also wrote-off $57,940 of notes receivable from shareholders that it believed to be questionable. As of December 31, 2003, a government grant payment of $4,359 had been incorrectly routed to one of the parties controlled by a shareholder. Upon notification, these funds were returned to the Company.

      There are no transactions with the affiliates or related parties that impact sales or expenses.

      Significant transactions and balances with shareholders are summarized below:

December 31,
2002

Notes payable to shareholder	$227,000

	Year Ended
	December 31,

	2002	2003

Interest expense to shareholder	$92,281	$42,869

      In January, March and July 2003, the Company repaid $135,000, $500,000 and $173,000, respectively, of the note payable to shareholder.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Commitments and Contingencies

      Operating Leases — The Company leases certain office space and equipment. The operating leases expire at various dates through November 2006. Future minimum rental commitments under noncancelable operating leases are as follows:

Year Ending December 31,

2004	$258,030
2005	243,191
2006	5,266

Net operating lease commitments	$506,487

      Rent expense, including amounts in discontinued operations, was $282,272 and $290,443 (net of sublease income of $108,028 and $57,485) for the years ended December 31, 2002 and 2003, respectively.

      Government grants — The Company enters into government grants, in which it may commit to certain equipment purchases. However, the contracting party is obligated to reimburse the Company for all such purchases. As of December 31, 2003 all government grants had been fulfilled.

      Litigation — From time to time, the Company is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty.

9.	Major Customers

      In 2002, sales from four customers represented $1,428,867 or 28%, $637,047 or 12%, $558,946 or 11%, and $538,454 or 10%, respectively, of the Company’s sales. In 2003, sales from three customers represented $1,153,434 or 24%, $843,735 or 17%, and $771,352 or 16%, respectively, of the Company’s sales. Sales from governmental grants were from the same customer for all periods presented.

10.	Retirement Plan

      The Company offers a 401(k) employee savings plan with eligibility requirements of three months of service. There are no required employer contributions and no Company contributions were made to the plan during the years ended December 31, 2002 and 2003.

11.	Subsequent Events

      On March 8, 2004, the Company announced an agreement to sell its Portland, Oregon wire and cable division to Advanced Neuromodulation Systems, Inc. of Dallas, Texas. The sale is expected to close on April 21, 2004, subject to the approval of the microHelix shareholders and the fulfillment of certain other obligations.

12.	Discontinued Operations

      On March 8, 2004 we announced that we signed an agreement with Advanced Neuromodulation Systems, Inc. (“ANS”), based in Dallas, Texas , to sell the assets of our Portland wire and cable division. In exchange for these assets, ANS will pay us $1.5 million in cash and assume certain liabilities. The details of the transaction are outlined below in this footnote. The sale is expected to close on April 21, 2004 subject to the approval of the microHelix shareholders. We will continue to operate the wire and cable division until the transaction is approved. If we are unsuccessful in closing the transaction, financial results may be restated as part of continuing operations in future periods.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized results relating to discontinued operations are reflected as follows for the years ended December 31:

	2002	2003

Sales	$3,829,771	$3,226,649
Cost of Sales	3,462,592	3,147,100

Gross Profit	367,179	79,549
Operating Expenses:
Research and development	649,538	517,910
Sales and marketing	1,026,114	502,332
General and administrative	265,364	197,970
Impairment loss on intangibles	3,811,767	149,242

Total Operating Expenses	5,752,783	1,367,454
Total Other Expense—net	(156,930)	(48,452)

Net Loss	$(5,542,534)	$(1,336,357)

      The following assets were classified as discontinued operations as of December 31, 2003:

Assets Held For Sale:
Inventories	$263,332
Property, Plant and Equipment	1,174,044
Intangible Assets	965,103

Total Assets Held for Sale	$2,402,479

Liabilities Held For Sale:
Accounts Payable	$79,805
Capital Lease Obligation	291,386
Note Payable to Shareholder	227,000

Total Liabilities Held for Sale	$598,191

      In exchange for the purchased assets from microHelix ANS will pay us an amount equal to the following:

(1)	$1.5 million in cash;

(2)	$227,000 note payable to a shareholder;

(3)	$291,386 to pay off an equipment capital lease;

(4)	$79,805 assumption of trade payables.

Assets Held for Sale:

      Inventories represent all the raw materials and work-in-process inventories held at the Portland, Oregon facility.

      Property, Plant and equipment represent all machinery and equipment, leased equipment, building leasehold improvements, office equipment, computer equipment and software located at the Portland, Oregon facility.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible Assets represent the assigned value of patents and trade secrets. During the year ended December 31, 2002, as a result of recurring losses and a change in the direction of the Company to focus on short-term activities, the Company tested certain patents in the wire and cable segment for impairment. As a result of the Company’s tests, $3,811,767 was recorded as an impairment loss on intangibles in the consolidated statements of operations. The Company developed a net cash flow forecast specifically related to the patents in question, applied a royalty stream to the forecast, and discounted the resulting stream in order to determine the estimated fair value of the patents. The estimated fair value was then compared to the carrying value of the related patents, which resulted in the impairment loss of $3,811,767. Based on the ANS asset purchase agreement the Company determined that the value of the inventory and the property and equipment was fully reflected in the purchase price offered by ANS. Based on this assumption and the fact that all patents will be transferred to ANS as part of the purchase agreement then it was determined that there was an impairment loss of $149,242 on the intangibles in the consolidated statement of operations for the year ended December 31, 2003.

Liabilities Held for Sale:

      Accounts Payable primarily represents trade payables incurred in the ordinary course of business by the wire and cable division. It should be noted that the exact amount of these trade payables to be assumed will be determined at the time of closing but under no circumstances can the amount exceed $100,000.

      Capital Lease Obligation covers four laser machines and selected cabling equipment that was used as collateral under a sale leaseback arrangement signed in June 2003.

      Notes Payable to Shareholder represents the principal value of a note that is due on December 31, 2004.

*     *     *     *     *

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 8A.	Controls and Procedures

      The Company’s Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at December 31, 2003 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made know to them. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The following table sets forth certain information about our directors and executive officers.

Name	Age	Position

James M. Williams	60	Chairman of the Board, Director
Tyram H. Pettit	53	President and Chief Executive Officer, Director
Terrence A. Rixford	68	Senior Vice President Finance and Chief Financial Officer, Director and Secretary
Richard G. Sass	61	Director
John L. Crary	50	Director
Ky Huynh	47	Vice President — Operations

      James M. Williams has been a director of microHelix since 1998 and was elected Chairman of the Board in June 2003. He is currently the Chairman of Encore Senior Living, LLC, one of the nation’s largest privately held providers of senior living services. From Encore’s inception in 1996 until his retirement in 2001, Mr. Williams was President and CEO. Prior to Encore, Mr. Williams was a co-founder, Chief Operating Officer and Vice-Chairman of Brim, Inc., one of the nation’s leading hospital management companies, which merged into Province Healthcare Inc., in 1996. Mr. Williams obtained a B.S. in Engineering and an M.B.A. from Oregon State University.

      Tyram H. Pettit was named President and Chief Executive Officer of microHelix, Inc. in August 2002. Mr. Pettit previously served as Chief Operating Officer beginning in December 2001. Mr. Pettit joined the Company in June 2001 as Director of Business Development, and has been a director of microHelix since 1998. Mr. Pettit has over 28 years finance and management experience in commercial and investment banking with Bank of America, Union Bank and Glen Eden Capital, and in various executive positions with several small growth companies, including CMC ReSearch, The Coast Airlines and Djangos.com. From 1988 to 1991, Mr. Pettit served as President of Vailwood Products, the manufacturer of Vailtex and LiquiGrip high performance latex exam gloves for the biotechnology and laboratory markets. Between 1983 and 1984, Mr. Pettit served the Reagan Administration as a Special Assistant in the Federal Aviation Administration. Mr. Pettit holds a B.A. in Liberal Arts from Pomona College and an M.B.A. in Finance from the Columbia University Graduate School of Business. Mr. Pettit has served as a director of microHelix since 1998.

      Terrence A. Rixford became our Chief Financial Officer and a director in September 2001 and was appointed Senior Vice-President-Finance and Secretary in August 2002. From 1998 to 2001, Mr. Rixford was involved in various charitable activities. From 1992 to 1998, Mr. Rixford was Vice President, Finance for Analogy, Inc., a software design company (subsequently acquired by Avant! Corporation in March 2000). During his employment at Analogy, Inc. he was involved with their initial public offering. Mr. Rixford has more than 30 years of experience in senior financial positions in the high technology industry. Mr. Rixford earned a B.S. in Business Administration from Mt. St. Mary’s College and an M.B.A. in Accounting from the Cornell University Graduate School of Business.

      Richard G. Sass is the founder of microHelix and has been a director since the Company’s inception in 1997. Mr. Sass served as President and Chief Executive Officer of microHelix from 1997 until August 2002 and as Chairman of the Board from 1997 until April 2003. In 1972, Mr. Sass founded Precision Interconnect Corporation, which sells interconnect systems. In 1991, Precision Interconnect Corporation was sold to AMP, Inc. Mr. Sass has been involved with a number of start-up companies, primarily in the medical electronics markets. Mr. Sass is also Chairman of the Board and President of iSense Corporation, a start-up company focused on continuous glucose monitoring. Mr. Sass holds a B.A. in Business from Michigan State University.

      John L. Crary became a director of microHelix in June 2001. Since 1999, Mr. Crary has served as a managing member of Juniper Capital LLC, a private investment company. From October 1999 until May 2000, Mr. Crary also served as the Secretary and Treasurer of ANTs Software, Inc., a software development company. Prior to this time, Mr. Crary worked as an independent corporate financial advisor to various biotechnology, software and other ventures and as an investment banker with EF Hutton & Company. Mr. Crary is also a director of Scheid Vineyards, Inc. Mr. Crary holds a B.A. in Social Ecology from the University of California at Irvine, and an M.B.A. from the Columbia University Graduate School of Business.

      Ky Huynh was appointed Vice-President, Operations in October 2002. Prior to his appointment he was the director of manufacturing for the Company. Mr. Huynh was President of Key Tech, a contract manufacturing company that was purchased by microHelix in 1999. Mr. Huynh has over 20 years of manufacturing and engineering experience in the medical and defense industries. Mr. Huynh has been named as an inventor on several of the Company’s patents and he currently holds two patents and has two patent applications pending. Mr. Huynh received his B.S. degree in mechanical engineering and a B.S. degree in business management from Viet Nam University and holds a B.S. degree in mechanical engineering from Portland State University.

Audit Committee

      The current members of the Audit Committee are James M. Williams and John L. Crary. Mr. Williams is acting chairman of the Audit Committee. Members of our Audit Committee are able to read and understand financial statements and have experience in finance and accounting that provide them with financial sophistication. In view of the general financial experience of the members of the Audit Committee, the size of the Company and the straightforward nature of the Company’s financial statements and accounting policies, the Board of Directors has not designated any one member of the Audit Committee as the audit Committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

      Based solely on the Company’s review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to the Company’s knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to 2003 were complied with.

Item 10.	Executive Compensation

      The following table sets forth certain information regarding compensation paid during the last three fiscal years to our Chairman, President and Chief Executive Officer. No other executive officer received compensation in excess of $100,000 in 2003.

Summary Compensation Table

	Annual Compensation

Name and Principal Position	Year	Salary

Tyram H. Pettit(1)	2003	$87,077
	2002	$98,000
Richard G. Sass(2)	2003	$–0–
	2002	$289,600	(3)
	2001	$180,000

(1)	Mr. Pettit served as Chief Operating Officer from January through August 2002 and was appointed President and Chief Executive Officer at that time.

(2)	Mr. Sass served as President and Chief Executive Officer until August 2002 and continued in his role as Chairman for the balance of the year. Mr. Sass resigned as Chairman of the Board and as an employee of the Company in April 2003.

(3)	Included in this salary amount is $125,000 for wages that Mr. Sass was due from 1999.

      The following table contains information concerning the grant of stock options under our 2001 Stock Incentive Plan to the named executive officer in 2003.

Option Grants in Last Fiscal Year

Number of
	Securities	% of Total Options
	Underlying	Granted to	Exercise Price
	Options	Employees in	in Dollars
Name	Granted	Fiscal Year	Per Share	Expiration Date

Tyram H. Pettit	16,667	16.6%	$1.05	April 14, 2013

      The following table sets forth for the named executive officer the number and value of unexercised options as of December 31, 2003. No stock options were exercised by the named executive officer during 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Number of Securities
			Underlying Unexercised		Value of Unexercisable
			Options		In-the-Money Options
			December 31, 2003		At December 31, 2003
	Shares Acquired	Value
Name	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Tyram H. Pettit	–0–	–0–	7,596	33,648	–0–	–0–

Director Compensation

      A non-employee director compensation and incentive plan was approved at the June 6, 2002 Board meeting. During 2003, non-employee directors received a $2,000 annual retainer, $350 for each Board meeting attended and $200 for each committee meeting attended. In addition, the Compensation Committee Chair, Mr. Crary, received an additional $1,000 retainer and the Acting Audit Committee Chair, Mr. Williams received an additional $1,000 retainer. In addition, each non-employee director is granted an option to purchase 3.334 shares of common stock on the first trading day following the annual shareholder meeting. The non-employee directors were also reimbursed for their expenses incurred in attending the Board meetings. Employee directors do not receive any fees for serving on the Board.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters

      The following table sets forth information, as of February 26, 2004, with respect to the beneficial ownership of common stock by: (1) each of our directors; (2) our Chief Executive Officer; (3) all officers; and (4) all officers and directors as a group. The address of each person listed below is: c/o microHelix, Inc., 16125 SW 72nd Avenue, Portland, Oregon 97224. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock issuable on exercise of currently exercisable or convertible securities or securities exercisable or convertible within 60 days of February 26, 2004 are deemed beneficially owned and outstanding for computing the percentage owned by the person holding such securities, but are not considered outstanding for computing the percentage of any other person. Unless otherwise noted, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite that shareholder’s name.

	Shares Beneficially Owned

Name of Beneficial Owner	Number		Percent

James M. Williams	62,566	(1)	2.4%
Tyram H. Pettit	14,774	(2)	*
Terrence A. Rixford	22,716	(3)	*
Ky Huynh	16,430	(4)	*
Richard G. Sass	607,116	(5)	23.2%
John L. Crary	119,910	(6)	4.6%
All executive officers and directors as a group (6 persons)	843,512	(7)(8)	31.8%

*	Less than one percent.

(1)	Includes 9,199 shares of common stock owned by a corporation controlled by Mr. Williams and members of his family, options exercisable for 5,174 shares of common stock and Class B warrants exercisable for 4,700 shares of common stock.

(2)	Includes options exercisable for 7,627 shares of common stock.

(3)	Includes options exercisable for 18,049 shares of common stock and Class B warrants exercisable for 667 shares of common stock.

(4)	Includes options exercisable for 2,876 shares of common stock.

(5)	Includes options exercisable for 9,725 shares of common stock and Class B warrants exercisable for 133,045 shares of common stock. Also includes 14,416 shares of common stock and Class B warrants exercisable for 14,416 shares of common stock held by the J.M. Ek Living Trust, of which Mr. Sass is the trustee.

(6)	Includes options exercisable for 4,070 shares of common stock and Class B warrants exercisable for 21,674 shares of common stock. Also includes 70,750 shares of common stock and Class B warrants exercisable for 36,090 shares of common stock held by two trusts, of which Mr. Crary is both the trustee and the beneficiary.

(7)	Includes options exercisable for 47,521 shares of common stock.

(8)	Includes Class B warrants exercisable for 174,502 shares of common stock.

Stock Ownership of Certain Beneficial Owners

      As of February 26, 2004, the persons named below were, to our knowledge, the only beneficial owners of more than five percent of our outstanding common stock, determined in accordance with Rule 13d-3 of the

Securities Exchange Act of 1934, other than Richard G. Sass, whose beneficial ownership of common stock is described above.

	Shares Beneficially
	Owned

Name of Beneficial Owner	Number		Percent

Paulson Investment Company, Inc. and Chester L. F. Paulson and Jacqueline M. Paulson, as joint tenants	438,628	(1)	21.9%
St. John Medical Center Foundation P.O. Box 3002 Longview, Washington 98632	120,975		7.2%

(1)	Based solely on information contained in a Schedule 13D filed by the indicated beneficial owners with the Securities and Exchange Commission on December 11, 2003. Includes warrants exercisable for 321,962 shares of common stock.

Item 12.	Certain Relationships and Related Transactions

      microHelix was founded by Richard G. Sass, a current director. microHelix Labs, Inc., a wholly owned subsidiary of microHelix that was merged into it in December 2000, borrowed a net amount of $1,093,312 from Mr. Sass through a revolving line of credit. The loans accrued interest at 12 percent per annum until the merger on December 31, 2000. microHelix Labs, Inc. also borrowed $235,000 at 15 percent interest from the Sass Living Trust, of which Mr. Sass is a beneficiary. microHelix assumed the debt of microHelix Labs, Inc. when it was merged with and into microHelix on December 31, 2000. In February 2002, the Company agreed to make a payment of $100,000 in principal and $72,000 in accrued interest on the Sass Living Trust loan in exchange for a reduction of the interest rate to 7.5%. In January 2003, the Company paid the remaining $135,000 principal on the Sass Living Trust loan.

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

      Mr. Sass also loaned microHelix $160,000 for the purchase of the assets of BioElectric on February 4, 2000 at 12 percent interest, and $383,885 for the purchase of the assets of the Alcatel ultrasound cable division at 12 percent interest on December 15, 1999. In addition, Mr. Sass loaned $546,945 to microHelix at 12 percent interest during 2000. In February 2002, the Company agreed to pay Mr. Sass $460,000 in accrued interest due on these loans in exchange for a reduction of the interest rate to 7.5 percent. In January 2003 the Company repaid a $135,000 note payable to Mr. Sass. In March 2003, the Company made a principal payment of $500,000 and $4,293 of interest due to Mr. Sass per the terms of the renegotiated loan agreements. As of April 1, 2003, the Company owed Mr. Sass $500,000. In July 2003, the Company repaid $173,000 to Mr. Sass and consolidated all outstanding notes payable to Mr. Sass in the amount of $337,000 in exchange for the release of a security interest in certain equipment. In December 2003, an additional $100,000 owed to Mr. Sass was converted to common stock at $1.41 per share. The Company paid interest to Mr. Sass or affiliates on these various borrowings of $92,281 and $42,869 in 2002 and 2003, respectively. At December 31, 2003, the Company owed Mr. Sass $227,000 pursuant to a promissory note bearing interest at a rate of 7.5% and maturing on December 31, 2004.

      In addition, during 2003, the Company wrote off an aggregate of $44,941 of receivables from three corporations with which it conducted business that were controlled by Mr. Sass.

      In December 2003, Mr. James A. Williams, Chairman of the Board, and Mr. John L. Crary, a director, each purchased $50,000 of common stock of the Company at a market price determined pursuant to a formula based on recent trading prices. The consideration paid by Mr. Williams was the cancellation of a promissory note made by the Company in an equivalent amount, and the consideration paid by Mr. Crary was cash.

      The terms of the above transactions were as favorable to us or our affiliates as those generally available from unaffiliated third parties. Each transaction was ratified by a majority of our independent directors who did not have an interest in the transactions and who are authorized to consult with independent legal counsel at the Company’s expense.

      All future transactions between microHelix and our officers, directors or five percent shareholders and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who are authorized to consult with independent legal counsel at the Company’s expense.

Item 13.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number		Description

3	.1(1)	Amended and Restated Articles of Incorporation of microHelix, Inc.
3	.2(1)	Bylaws of microHelix, Inc.
4	.2(1)	Form of Warrant Agreement among microHelix, Inc. and UMB Bank, n.a., as Warrant Agent, including the form of Class A Warrant and Class B Warrant
4	.3(1)	Form of Unit Certificate
4	.4(1)	Form of Warrant to Paulson Investment Company, Inc.
10	.1(1)	Agreement to Provide Registration and Subscription Rights dated July 1, 1999 between Richard G. Sass and The Polymer Technology Group
10	.2(1)	Warrant dated March 27, 2000 to The Polymer Technology Group
10	.3(1)	Warrant Agreement dated January 5, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank
10	.4(1)	Amendment to Warrant Agreement dated May 31, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank
10	.5(1)	Antidilution Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank
10	.6(1)	Stock Transfer Restriction Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank
10	.7(1)	Standard Commercial-Industrial Lease Agreement dated August 1, 2000 between microHelix, Inc. and La Bajada Land Company LLC
10	.8(1)	Addendum for Manufacturing Space Lease Agreement dated November 1, 2000 between microHelix, Inc. and Javid LLC
10	.9(1)	Addendum for Manufacturing Space Sub-Lease dated June 23, 2000 between microHelix, Inc. and Agave Wire
10	.10(1)	Lease Agreement dated April 20, 1992 between microHelix, Inc. and Pacific Realty Associates, L.P., and lease amendments dated August 12, 1992, February 16, 1995, April 26, 1996 and July 3, 1997
10	.11(1)*	microHelix, Inc. 1998 Stock Incentive Plan
10	.12(1)*	Form of Incentive Stock Option Agreement for 1998 Stock Incentive Plan
10	.13(1)*	Form of Non-Statutory Stock Option Agreement for 1998 Stock Incentive Plan
10	.14(1)*	microHelix, Inc. 2001 Stock Incentive Plan
10	.15(1)*	Form of Incentive Stock Option Agreement for 2001 Stock Incentive Plan
10	.16(1)*	Form of Non-Statutory Stock Option Agreement for 2001 Stock Incentive Plan
10	.17(1)	Form of Warrant for Bridge Loan for Pre-IPO financing
10	.18(3)	Lease Amendment dated October 28, 2002 between microHelix, Inc. and Pacific Realty Associates, L.P.

Exhibit
Number		Description

10	.19(3)*	microHelix, Inc. 2002 Nonqualified Stock Option Plan
10	.20(3)*	Terms and Conditions of Option Grant and/or Stock Purchase Under microHelix, Inc. 2002 Nonqualified Stock Option Plan
10	.21(3)	Loan and Security Agreement (Asset Based) dated December 10, 2002 between microHelix, Inc. and Access Business Finance, LLC
10	.22(5)	Lease Amendment dated April 8, 2003 between microHelix, Inc. and Pacific Realty Associates, L.P.
10	.23(5)	Cash Advance Agreement dated March 28, 2003 between microHelix, Inc. and Paulson Investment Company and Amendment dated June 13, 2003
10	.24(5)	Lease Amendment dated May 27, 2003 between microHelix, Inc. and La Bajada Land Company, LLC
10	.25(5)	Promissory Note, Waiver to Amended and Restated Security Agreement, and Second Amended and Restated Security Agreement dated June 24, 2003 between microHelix, Inc. and Richard G. Sass
10	.26(5)	Lease Schedule 02 to Master Lease Agreement Number 2201 dated June 24, 2003, between microHelix, Inc. and Vencore Solutions, LLC
10	.27(5)	Revised Lease Schedule 01 to Master Lease Agreement Number 2201 dated June 26, 2003, between microHelix, Inc. and Vencore Solutions, LLC
10	.28(5)	Lease Schedule 03 to Master Lease Agreement Number 2201 dated August 5, 2003 between microHelix, Inc. and Vencore Solutions, LLC
10	.29(4)	Asset Purchase Agreement dated March 5, 2004 between Advance Neuromodulation Systems, Inc. and microHelix, Inc.
31	.1(5)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2(5)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1(5)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2(5)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-65872), declared effective on November 16, 2001.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

(4)	Incorporated by reference to the Company’s Proxy Statement, dated March 22, 2004.

(5)	Filed herewith.

*	Management contract or compensatory plan or arrangement.

(b) During the period October 1, 2003 through December 31, 2003, the Company filed the following reports on Form 8-K:

(a)	October 8, 2003, a press release announcing the retention of Christman, Peters & Madden to advise and assist the Company in evaluating options for long-term growth.

(b)	On October 27, 2003, a press release announcing financial results for the three and nine month periods ended September 30, 2003.

(c)	On November 4, 2003, a press release announcing that Nasdaq granted the Company’s request to extend decision on delisting effective November 6, 2003, and the change of the Company’s stock and warrant symbols.

Item 14.	Principal Accountant Fees and Services

      The following table shows the fees billed by the Company for the audit and other services provided by Deloitte & Touche LLP for fiscal years 2002 and 2003.

	2002	2003

Audit Fees	$103,000	$122,240
Audit Related Fees	—	—
Tax Fees	10,000	—
All Other Fees	—	—

Total Fees	$113,000	$122,240

      Audit services of Deloitte & Touche LLP for fiscal 2002 and 2003 consisted of the examination of the consolidated financial statements of the Company, quarterly reviews of the financial statements and services related to the filings made with the Securities and Exchange Commission. Tax fees for 2002 includes charges primarily related to the preparation of the federal and state tax returns. All of the services described above were approved by the Audit Committee.

      The Audit Committee of the Board of Directors has not adopted formal pre-approval policies, but has the sole authority to engage the Company’s outside auditing and tax preparation firms and must approve all tax consulting and auditing arrangements with the independent accounting firms prior to the performance of any services. Approval for such services is evaluated during the Audit Committee meetings and must be documented by signature of an Audit Committee member on the engagement letter of the independent accounting firm.

SIGNATURES

      In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned, thereunto duly authorized, on April 14, 2004.

MICROHELIX, INC.

By:	/s/ TYRAM H. PETTIT

Tyram H. Pettit
President and Chief Executive Officer

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TYRAM H. PETTIT Tyram H. Pettit	President, Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2004

/s/ TERRENCE A. RIXFORD Terrence A. Rixford	SR VP Finance, Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)	April 14, 2004

/s/ JAMES M. WILLIAMS James M. Williams	Chairman and Director	April 14, 2004

/s/ RICHARD G. SASS Richard G. Sass	Director	April 14, 2004

/s/ JOHN L. CRARY John L. Crary	Director	April 14, 2004

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Amended and Restated Articles of Incorporation of microHelix, Inc.
3	.2(1)	Bylaws of microHelix, Inc.
4	.2(1)	Form of Warrant Agreement among microHelix, Inc. and UMB Bank, n.a., as Warrant Agent, including the form of Class A Warrant and Class B Warrant
4	.3(1)	Form of Unit Certificate
4	.4(1)	Form of Warrant to Paulson Investment Company, Inc.
10	.1(1)	Agreement to Provide Registration and Subscription Rights dated July 1, 1999 between Richard G. Sass and The Polymer Technology Group
10	.2(1)	Warrant dated March 27, 2000 to The Polymer Technology Group
10	.3(1)	Warrant Agreement dated January 5, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank
10	.4(1)	Amendment to Warrant Agreement dated May 31, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank
10	.5(1)	Antidilution Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank
10	.6(1)	Stock Transfer Restriction Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank
10	.7(1)	Standard Commercial-Industrial Lease Agreement dated August 1, 2000 between microHelix, Inc. and La Bajada Land Company LLC
10	.8(1)	Addendum for Manufacturing Space Lease Agreement dated November 1, 2000 between microHelix, Inc. and Javid LLC
10	.9(1)	Addendum for Manufacturing Space Sub-Lease dated June 23, 2000 between microHelix, Inc. and Agave Wire
10	.10(1)	Lease Agreement dated April 20, 1992 between microHelix, Inc. and Pacific Realty Associates, L.P., and lease amendments dated August 12, 1992, February 16, 1995, April 26, 1996 and July 3, 1997
10	.11(1)*	microHelix, Inc. 1998 Stock Incentive Plan
10	.12(1)*	Form of Incentive Stock Option Agreement for 1998 Stock Incentive Plan
10	.13(1)*	Form of Non-Statutory Stock Option Agreement for 1998 Stock Incentive Plan
10	.14(1)*	microHelix, Inc. 2001 Stock Incentive Plan
10	.15(1)*	Form of Incentive Stock Option Agreement for 2001 Stock Incentive Plan
10	.16(1)*	Form of Non-Statutory Stock Option Agreement for 2001 Stock Incentive Plan
10	.17(1)	Form of Warrant for Bridge Loan for Pre-IPO financing
10	.18(3)	Lease Amendment dated October 28, 2002 between microHelix, Inc. and Pacific Realty Associates, L.P.
10	.19(3)*	microHelix, Inc. 2002 Nonqualified Stock Option Plan
10	.20(3)*	Terms and Conditions of Option Grant and/or Stock Purchase Under microHelix, Inc. 2002 Nonqualified Stock Option Plan
10	.21(3)	Loan and Security Agreement (Asset Based) dated December 10, 2002 between microHelix, Inc. and Access Business Finance, LLC
10	.22(5)	Lease Amendment dated April 8, 2003 between microHelix, Inc. and Pacific Realty Associates, L.P.
10	.23(5)	Cash Advance Agreement dated March 28, 2003 between microHelix, Inc. and Paulson Investment Company and Amendment dated June 13, 2003
10	.24(5)	Lease Amendment dated May 27, 2003 between microHelix, Inc. and La Bajada Land Company, LLC

Exhibit
Number		Description

10	.25(5)	Promissory Note, Waiver to Amended and Restated Security Agreement, and Second Amended and Restated Security Agreement dated June 24, 2003 between microHelix, Inc. and Richard G. Sass
10	.26(5)	Lease Schedule 02 to Master Lease Agreement Number 2201 dated June 24, 2003, between microHelix, Inc. and Vencore Solutions, LLC
10	.27(5)	Revised Lease Schedule 01 to Master Lease Agreement Number 2201 dated June 26, 2003, between microHelix, Inc. and Vencore Solutions, LLC
10	.28(5)	Lease Schedule 03 to Master Lease Agreement Number 2201 dated August 5, 2003 between microHelix, Inc. and Vencore Solutions, LLC
10	.29(4)	Asset Purchase Agreement dated March 5, 2004 between Advance Neuromodulation Systems, Inc. and microHelix, Inc.
31	.1(5)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2(5)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1(5)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2(5)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-65872), declared effective on November 16, 2001.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

(7)	Incorporated by reference to the Company’s Proxy Statement, dated March 22, 2004

(8)	Filed herewith.

*	Management contract or compensatory plan or arrangement.

(b) During the period October 1, 2003 through December 31, 2003, the Company filed the following reports on Form 8-K:

(a)	October 8, 2003, a press release announcing the retention of Christman, Peters & Madden to advise and assist the Company in evaluating options for long-term growth.

(b)	On October 27, 2003, a press release announcing financial results for the three and nine month periods ended September 30, 2003.

(c)	On November 4, 2003, a press release announcing that Nasdaq granted the Company’s request to extend decision on delisting effective November 6, 2003, and the change of the Company’s stock and warrant symbols.