Form 10QSB
period 2004-03-31
MICROHELIX INC
filed 2004-04-29
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from to

Commission file number: 001-16781

MICROHELIX, INC

(Exact Name of Small Business Issuer as Specified in its Charter)

Oregon	91-1758621

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

16125 SW 72nd Avenue Portland, Oregon	97224

(Address of Principal Executive Offices)	(Zip Code)

(Issuer’s Telephone Number, Including Area Code): 503-968-1600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

As of March 31, 2004, there were 1,681,806 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [x]

microHelix, Inc.
Quarterly Report on Form 10-QSB
Quarter Ended March 31, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

The accompanying unaudited consolidated financial statements of microHelix, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) that management considers necessary for fair presentation of the financial position as of March 31, 2004 and the operating results and cash flows for the three month periods ended March 31, 2004 and March 31, 2003.

   As described in Note 1 to the unaudited consolidated financial statements of the Company, the independent accountants for the Company have advised the Company that they do not intend to serve as the Company’s independent accountants for 2004. As is more fully described in the Company’s Current Report on Form 8-K filed on April 29, 2004, the Company’s independent accountant’s report on the Company’s financial statements for each of the past two years contained an explanatory paragraph related to the Company’s ability to continue as a going concern; however, there were no disagreements with the Company’s former accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. As a result of the resignation of the Company’s former accountants, there has been no review by an independent accountant of the unaudited consolidated financial statements of the Company for the quarterly period ended March 31, 2004 included in this Quarterly Report on Form 10-QSB as required under Statement of Auditing Standards No. 100, “Interim Financial Information.”

MICROHELIX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2004
		(unaudited)
Assets
Current Assets:
Cash	$48,767	$107,833
Accounts receivable, net of allowance of $22,156 and $20,363	425,326	386,894
Inventories	343,537	288,762
Prepaid expenses	70,085	55,197
Assets held for sale	2,402,479	2,236,418

Total current assets	3,290,194	3,075,104
Property and equipment — net	116,536	105,735
Other assets — net	9,516	9,516

Total assets	$3,416,246	$3,190,355

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$497,470	$704,828
Accrued liabilities	274,665	487,684
Line of credit	249,293	298,007
Short-term borrowing	100,000	100,000
Liabilities held for sale	598,191	534,337

Total current liabilities	1,719,619	2,124,856
Deferred gain on sale-leaseback	213,048	182,369

Total liabilities	1,932,667	2,307,225

Shareholders’ Equity:
Preferred Stock, no par value, 5,000,000 shares authorized, zero issued and outstanding at December 31, 2003 and March 31, 2004, respectively	—	—
Common stock, no par value, 8,333,333 shares authorized, 1,681,806 issued and outstanding at December 31, 2003 and March 31, 2004	14,359,467	14,359,467
Additional paid-in capital	6,487,417	6,487,417
Deferred compensation expense	(27,185)	(21,798)
Accumulated deficit	(19,336,120)	(19,941,956)

Total shareholders’ equity	1,483,579	883,130

Total liability and shareholders’ equity	$3,416,246	$3,190,355

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2003	2004
Sales	$480,395	$279,797
Cost of Sales	426,700	358,107

Gross profit (loss)	53,695	(78,310)

Operating Expenses:
Research and development	30,426	54,585
Sales and marketing	9,430	3,145
General and administrative	253,150	321,279

Total operating expenses	293,006	379,009

Loss from operations	(239,311)	(457,319)

Other Income (Expense):
Interest income	4,992	369
Interest expense	(9,995)	(3,981)

Other income (expense) — net	(5,003)	(3,612)

Net loss from continuing operations	(244,314)	(460,931)
Discontinued operations:
Loss from operations of wire and cable division	(593,237)	(157,108)

Net loss	$(837,551)	$(618,039)

Loss per common share – basic and diluted
Net loss from continuing operations	(.16)	(.27)
Net loss from discontinued operations	(.38)	(.09)

Net loss	$(.54)	$(.36)

Shares used in per share calculation — basic and diluted	1,539,962	1,681,806

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2003	2004
Cash Flows from Operating Activities:
Net loss	$(837,551)	$(618,039)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	136,349	122,757
Stock compensation expense	5,387	5,387
Amortization of deferred inventory charges	1,540	1,540
Change in:
Accounts receivable, net	200,337	38,432
Due from affiliates	(4,132)	—
Inventories	(96,005)	83,667
Prepaid expenses	1,621	14,888
Intangible and other assets	(22,753)	9,986
Accounts payable	(185,583)	200,973
Accrued liabilities	(100,017)	213,019

Cash used in operating activities	(900,807)	72,610

Cash Flows from Investing Activities:
Capital expenditures	(12,234)	(4,789)

Cash provided by (used in) investing activities	(12,234)	(4,789)

Cash Flows from Financing Activities:
Proceeds from borrowings against notes payable and lines of credit	207,694	874,285
Principal payments on notes payable and lines of credit	(1,169,944)	(825,571)
Principal payments on capital lease obligations	—	(57,469)
Repurchase of common stock	(20,000)	—

Cash used in financing activities	(982,250)	(8,755)

Change in cash	(1,895,291)	59,066
Cash, beginning of period	2,131,549	48,767

Cash, end of period	$236,258	$107,833

Supplemental disclosure of cash flow information — Cash paid for interest	$39,533	$16,854

See notes to consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. Summary of Significant Policies and Basis of Presentation

     The accompanying quarterly consolidated financial statements of microHelix, Inc. and its wholly owned subsidiary, BioElectric Corporation (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and are unaudited. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They include all adjustments (consisting only of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows.

     These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and had negative cash flows from operations during each of the past two years and at March 31, 2004 had an accumulated deficit of $19,941,956. This indicates that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

     Deloitte & Touche LLP, the Company’s independent accountants since 1997 have advised the Company that they do not intend to serve as the Company’s independent accountants for 2004. As is more fully described in the Company’s Current Report on Form 8-K filed on April 29, 2004, the Company’s independent accountant’s report on the Company’s financial statements for each of the past two years contained an explanatory paragraph related to the Company’s ability to continue as a going concern ; however, there were no disagreements with the Company’s former accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. As a result of the resignation of the Company’s former accountants, there has been no review by an independent accountant of the unaudited consolidated financial statements of the Company for the quarterly period ended March 31, 2004 included in this Quarterly Report on Form 10-QSB under Statement of Auditing Standards No. 100, “Interim Financial Information,” as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934. The Company expects to appoint a replacement auditor as promptly as reasonably practicable and intends to arrange for a review of these interim financial statements by its new auditor. Upon completion of that review, the Company will file an amendment to this report, which will include a discussion of any material changes from the unreviewed financial statements contained in the initial filing of this report.

     The Company’s Form 10-QSB for the quarterly period ended March 31, 2004 is considered deficient because the required review by an independent public accountant has not been obtained. This means that the Company is not current in its filings under the Securities Exchange Act of 1934. The filing of an amendment to this report when a review by the Company’s new independent public accountant is complete will eliminate certain consequences of a deficient filing, but the Company would remain ineligible to use Form’s SB-2 and S-3 to register securities until all required reports under the Exchange Act have been timely filed for the 12 months preceding the filing of the registration statement for those securities. As a result of the absence of the review required under SAS 100 for the quarter ended March 31, 2004, Section 906 certifications required by 18 U.S.C. Section 1350 and included as Exhibits 32.1 and 32.2 to this Form 10-QSB have been qualified by reference to the absence of that review.

     The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2003.

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

	Three Months Ended
	March 31,
	2003	2004
Net loss, as reported	$(837,551)	$(618,039)
Add/(Deduct): Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	$(94,517)	$(60,782)

Net loss, pro forma	$(932,068)	$(678,821)

Net loss per common share — basic and diluted	$(0.54)	$(0.36)
Net loss per common share — basic and diluted, pro forma	$(0.61)	$(0.40)

     The pro forma amounts may not be indicative of the effects on reported net loss for future periods due to the effect of options vesting over a period of years and the granting of stock compensation awards in future years.

     There were no options exercised or granted during the three months ended March 31, 2004.

     Recent Accounting Pronouncements — In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was adopted on January 1, 2002. SFAS No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. As discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, the Company recorded an impairment loss of $3,811,767 and $149,242 on certain patents during the years ended December 31, 2002 and 2003, respectively.

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

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (revised December 2003). FIN No. 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. FIN No. 46 defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 consolidation requirements are effective for all variable interest entities created after January 31, 2003, and to pre-existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain disclosure requirements are effective for financial statements issued after January 31, 2003. The adoption of FIN No. 46 had no effect on the Company’s financial position, results of operations or cash flows.

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

     Reclassifications — Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation.

2. Inventories

     Inventories are as follows:

	December 31,	March 31,
	2003	2004
Raw materials	$343,537	$288,762

3. Line of Credit and Notes Payable to Shareholder

     In December 2002, the Company entered into a revolving line of credit with an asset-based lender. The line of credit is secured by accounts receivable and inventory. The line of credit bears interest at the prime rate plus 6.25% (13.00% at March 31, 2004) and allows the Company to borrow up to $500,000. At March 31, 2004, $298,007 was outstanding on the line of credit.

     As of March 31, 2004, the Company was in compliance with the terms of the line of credit.

     In March 2003, the Company borrowed $200,000 on a short-term unsecured note at a 12 percent interest rate to finance short-term working capital requirements. During 2003, the Company repaid $100,000 on the short-term note. The current balance as of March 31, 2004 was $100,000.

4. Related-Party Transactions

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

     There are no transactions with the affiliates or related parties that impact sales or expenses.

     Significant transactions and balances with shareholders are summarized below:

	December 31,	March 31,
	2003	2004
Notes payable to shareholder	$227,000	$227,000

	Three Month Period Ended
	March 31,
	2003	2004
Interest expense to shareholder	$18,493	$5,094

          Subsequent to the end of the period, the note payable to shareholder was repaid as part of the sale of the Company’s wire and cable division.

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

6. Subsequent Events

     On March 8, 2004, the Company announced an agreement to sell its Portland, Oregon wire and cable division to Advanced Neuromodulation Systems, Inc. “ANS”. The transaction was subject to microHelix shareholder approval. Subsequent to the end of the period, on April 21, 2004, the shareholders of microHelix approved the transaction, and the transaction closed on the same day. See Note 7 to these quarterly unaudited consolidated financial statements.

7. Discontinued Operations

     On April 21, 2004 the Company announced the completion of the sale of the wire and cable division assets to ANS. Since the transaction was not completed during the first fiscal quarter ended March 31, 2004, we are required under GAAP to classify this pending transaction as a discontinued operation. Following this reporting format the results of operations for the wire and cable division for the first quarter of 2004 are reported as a single line item on the statement of operations under the heading discontinued operations. In addition, for comparative purposes, we are required to reclassify the results of the first quarter of 2003 as well. The balance sheet as of March 31, 2004 must classify all assets and liabilities that are related to this transaction while it was pending as “held for sale.” Since the transaction was completed on April 21, 2004, the gain or loss to be recognized on the sale will be recorded in the second quarter ending June 30, 2004. The details relating to the wire and cable division are outlined in the footnote below.

     Summarized results relating to discontinued operations are reflected as follows for the quarters ended March 31:

	2003	2004
Sales	$530,823	$560,212
Cost of Sales	643,296	506,431

Gross Profit	(112,473)	53,781
Operating Expenses:
Research and development	273,198	94,924
Sales and marketing	147,464	68,952
General and administrative	30,567	33,947

Total Operating Expenses	451,229	197,823
Total Other Expense-net	(29,535)	(13,066)

Net Loss	$(593,237)	$(157,108)

The following assets and liabilities were classified as “held for sale” as of December 31, 2003 and March 31, 2004

	December 31,	March 31,
	2003	2004
Assets Held For Sale:
Inventories	$263,332	$232,900
Property, Plant and Equipment	1,174,044	1,030,811
Intangible Assets	965,103	972,707

Total Assets Held for Sale	$2,402,479	$2,236,418

Liabilities Held For Sale:
Accounts Payable	$79,805	$73,420
Capital Lease Obligation	291,386	233,917
Note Payable to Shareholder	227,000	227,000

Total Liabilities Held for Sale	$598,191	$534,337

     As of March 31, 2004, in exchange for the purchased assets from microHelix, ANS will pay the Company an amount equal to the following:

(1)	$1.5 million in cash;

(2)	$227,000 note payable to a shareholder

(3)	$233,917, plus $45,634 of interest to pay off an equipment capital lease; and

(4)	$73,420 assumption of trade payables.

     Assets Held for Sale:

     Inventories represent all the raw materials and work-in-progress inventories held at the Portland, Oregon facility.

     Property, plant and equipment represent all machinery and equipment, leased equipment, building leasehold improvements, office equipment, computer equipment and software located at the Portland, Oregon facility.

     Intangible Assets represent the assigned value of patents and trade secrets. During the year ended December 31, 2002, as a result of recurring losses and a change in the direction of the Company to focus on short-term activities, the Company tested certain patents in the wire and cable segment for impairment. As a result of the Company’s tests, $3,811,767 was recorded as an impairment loss on intangibles in the consolidated statements of operations. The Company developed a net cash flow forecast specifically related to the patents in question, applied a royalty stream to the forecast, and discounted the resulting stream in order to determine the estimated fair value of the patents. The estimated fair value was then compared to the carrying value of the related patents, which resulted in the impairment loss of $3,811,767. Based on the ANS asset purchase agreement, the Company determined that the value of the inventory and the property and equipment was fully reflected in the purchase price offered by ANS. Based on this assumption and the fact that all patents will be transferred to ANS as part of the purchase agreement, it was then determined that there was an impairment loss of $149,242 on the intangibles in the consolidated statement of operations for the year ended December 31, 2003.

     Liabilities Held for Sale:

     Accounts Payable primarily represents trade payables incurred in the ordinary course of business by the wire and cable division. It should be noted that the exact amount of these trade payables to be assumed will be determined at the time of closing on April 21, 2004, but under no circumstances can the amount exceed $100,000.

     Capital Lease Obligation covers four laser machines and selected cabling equipment that were used as collateral under a sale leaseback arrangement signed in June 2003.

     Notes Payable to Shareholder represents the principal value of a note that is due on December 31, 2004

* * * * * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion provides information that management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.

Forward-Looking Statements

     Statements in this filing which are not historical facts are “forward-looking” statements under the provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current views and estimates of future economic and market circumstances, industry conditions, company performance and financial results. Words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are subject to risks and uncertainties that could cause the Company’s actual future results to differ materially from the results discussed herein. Factors that could adversely affect future events, transactions or results include, but are not limited to our ability to compete successfully in the medical ultrasound business; our ability to execute our business plan; the delay in the sale of commercial quantities of our products caused by regulatory review of our customer’s products into which they are incorporated; the concentrated nature of our customer base which causes fluctuations in our revenue and earnings and adds unpredictability to our quarterly sales and earnings; the uncertain market acceptance of our new ultrasound products; and competition from larger competitors with more financial resources; and other risks and factors as are described from time to time in the Company’s Securities and Exchange Commission filings, including but not limited to, the risks detailed in the “Risk Factors” section of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The forward-looking statements contained in this Form 10-QSB speak only as of the date on which they are made, and the Company undertakes no obligation and does not intend to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this filing. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Sale of Wire and Cable Division

          Subsequent to the end of the first quarter, on April 21, 2004 we announced the completion of the sale of the wire and cable division assets to ANS of Dallas, Texas for approximately $2.0 million in cash and assumed liabilities. We initially announced a signed agreement with ANS on March 8, 2004, subject to the approval of the microHelix shareholders and fulfillment of certain other conditions. Since this transaction was completed on April 21, 2004, it will be recorded in our second fiscal quarter ending on June 30, 2004. Therefore, as of March 31, 2004, the end of the first fiscal quarter, the proposed sale of the cable and wire division was classified as a pending transaction requiring that it be accounted for as a discontinued operation under Generally Accepted Accounting Principles (“GAAP”). For the quarter ended March 31, 2004, the Statement of Operations will be presented in the format that will provide details concerning the continuing ultrasound operations and the related microHelix corporate functions. Accordingly, the description of the results of operations will follow this format as well. The balance sheet as of March 31, 2004 must classify all assets and liabilities related to the sale of the wire and cable division as “held for sale” and, therefore, the balance sheet details presented relate to the ongoing ultrasound operations.

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

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 2003 AND MARCH 31, 2004

The discussion that follows relates primarily to the activities of the Company’s ultrasound division as all activity for the wire and cable division must be classified for reporting purposes as discontinued operations. Sales for the first quarter of 2004 were $279,797 compared to sales of $480,395 recorded in the first quarter a year ago, or a decrease of $200,598 or 42% that can be attributed to a single customer adjusting their finished goods inventory levels during the quarter. We anticipate demand from this major customer to resume in the second quarter, but can offer no assurances or guarantees that this will occur. As a result of this significant drop in shipments, gross profit for the first quarter of 2004 was a negative $78,310 compared to a positive gross profit of $53,695 earned in the same quarter a year ago.

Total operating expenses for the first quarter of 2004 were $379,009 compared to a total of $293,006 incurred during the first quarter of 2003. Research and development expense for the first quarter of 2004 was $54,585 compared to $30,426 for the same quarter a year ago. This increase can be entirely attributed to the development of our own line of replacement ultrasound probes for sale to OEM’s, distributors and end-users. We view this program as an extension of the ultrasound cable business that we have been operating in Tucson, Arizona and Nogales, Mexico for the past four years.

General and administrative expenses were $321,279 for the first quarter of 2004 compared to $253,150 incurred during the first quarter of 2003. This increase in expense can be entirely attributed to the additional cost related to accounting and legal fees, printing expenses and investment banking fees associated with the sale of the wire and cable division to ANS. After the completion of the ANS transaction in the second fiscal quarter of this year, these expenses should be significantly reduced.

The loss from operations for the first quarter of 2004 was $457,319 compared to a loss from operations of $239,311 for the same quarter a year earlier. This change resulted from an increased loss in gross margin of $132,005 plus an increase in expenses of $86,003, primarily related to costs associated with the sale of the wire and cable division to ANS.

The wire and cable division financial results have been reported as discontinued operations. For the first quarter of 2004, the net loss for this division was $157,108 compared to a net loss of $593,237 for the first quarter of 2003. This improvement resulted from an improvement in gross margin and a reduction in operating expenses in the first quarter of 2004 compared to the same quarter a year earlier.

The net loss for the Company was $618,039 for the first quarter of 2004 compared with a net loss of $837,551 for the same quarter a year ago. This reduction in losses for the Company can be attributed to an improvement of $436,129 in the operations of the wire and cable division in the quarter compared to the same quarter last year offset by an increase in the loss of the ultrasound division of $216,617 in the first quarter of 2004 compared to this same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had $107,833 of cash compared to a cash balance as of December 31, 2003 of $48,767.

During the first quarter of 2004, the Company generated $72,610 cash from operations compared to using $900,807 of cash in operations during the first quarter of 2003. This improvement in cash over the corresponding quarter last year can be primarily attributed to a reduction in net losses of $219,512 and an increase in accounts payable and other liabilities of $699,592.

During the first quarter of 2004, the Company used only $8,755 in financing activities compared to $982,250 in the same quarter of 2003. During the first quarter of 2003, the Company made a $635,000 principal payment on a loan from a shareholder and reduced the Company’s line of credit by $528,000, offset by a $200,000 short term borrowing arrangement

Subsequent to the end of the period, the shareholders of the Company approved and the Company completed the sale of its wire and cable division to ANS. As a result of this transaction, the Company was able to pay down debt, including a note payable to a shareholder, pay down trade receivables to customary terms, and provide approximately $600,000 in working capital to fund the growth of the former ultrasound division, which is now the Company’s principal business. Although we expect that the proceeds from the asset sale will provide a portion of the resources we will need to expand our ultrasound division as contemplated, we may need additional capital that we have not yet secured and we cannot assure you that the proceeds of the asset sale will be sufficient to fund these plans. If the proceeds are not sufficient, we may be required to seek additional financing. Such financing could be dilutive to our existing shareholders or may not be available on reasonable terms, or at all.

The following table discloses the Company’s contractual cash obligations as of March 31, 2004:

	Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years
Operating leases, net of sublease income	$441,829	$258,430	$183,399	$—
Line of credit	298,007	298,007	—	—
Short-term borrowing	100,000	100,000	—	—

Total contractual cash obligations	$839,836	$656,437	$183,399	$—

ITEM 3. CONTROLS AND PROCEDURES

     The Company’s Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at March 31, 2004 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company were made known to them. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K:

In the period extending from January 1, 2004 through March 31, 2004 the following Form 8-K’s have been filed.

(1)	On February 17, 2004 the Company issued a press release announcing that their securities will be quoted on the OTC Bulletin Board under the trading symbol MHLX .OB for common stock and MHLXZ for the Class B warrants.

(2)	On March 8, 2004 the Company issued a joint press release with Advanced Neuromodulation Systems, Inc. (ANS) announcing that the Company and ANS entered into an agreement whereby ANS would purchase the assets of the microHelix wire and cable division located in Portland, Oregon.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Tyram H. Pettit Tyram H. Pettit	President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2004

/s/ Terrence A. Rixford Terrence A. Rixford	Senior VP-Finance, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 29, 2004