Form 10QSB
period 2004-06-30
MICROHELIX INC
filed 2004-08-13
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the Transition Period from __________ to ____________

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
Yes  ☐ No ☒

As of June 30, 2004, there were 1,681,806 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

microHelix, Inc.
Quarterly Report on Form 10-QSB
Quarter Ended June 30, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

The accompanying unaudited consolidated financial statements of microHelix, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) that management considers necessary for fair presentation of financial position as of June 30, 2004 and operating results and cash flows for the three and six month periods ended June 30, 2004 and June 30, 2003.

As described in Note 1 to the unaudited consolidated financial statements of the Company, the independent accountants for the Company have advised the Company that they do not intend to serve as the Company's independent accountants for 2004. As is more fully described in the Company's Current Report on Form 8-K filed on April 29, 2004, the Company's independent accountant's report on the Company's financial statements for each of the past two years contained an explanatory paragraph related to the Company’s ability to continue as a going concern; however, there were no disagreements with the Company's former accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. As a result of the resignation of the Company's former accountants, there has been no review by an independent accountant of the unaudited consolidated financial statements of the Company for the three and six month periods ended June 30, 2004 included in this Quarterly Report on Form 10-QSB as required under Statement of Auditing Standards No. 100, "Interim Financial Information."

MICROHELIX, INC.

CONSOLIDATED BALANCE SHEETS
	December 31, 2003	June 30, 2004

		(unaudited)
Assets
Current Assets:
Cash	$48,767	$170,167
Accounts receivable, net of allowance of $22,156 and $6,095	425,326	115,805
Inventories	343,537	390,415
Prepaid expenses	70,085	73,538
Assets held for sale	2,402,479	—

Total current assets	3,290,194	749,925
Property and equipment — net	116,536	134,149
Other assets — net	9,516	642

Total assets	$3,416,246	$884,716

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$497,470	$160,767
Accrued liabilities	274,665	119,821
Line of credit	249,293	—
Short-term borrowing	100,000	100,000
Liabilities held for sale	598,191	—

Total current liabilities	1,719,619	380,588
Deferred gain on sale-leaseback	213,048	—

Total liabilities	1,932,667	380,588

Shareholders’ Equity:
Preferred Stock, no par value, 5,000,000 shares authorized, zero issued and outstanding at December 31, 2003 and
June 30, 2004, respectively	—	—
Common stock, no par value, 8,333,333 shares authorized,
1,681,806 issued and outstanding at December 31, 2003
and June 30, 2004	14,359,467	14,359,467
Additional paid-in capital	6,487,417	6,487,417
Deferred compensation expense	(27,185)	(16,411)
Accumulated deficit	(19,336,120)	(20,326,345)

Total shareholders’ equity	1,483,579	504,128

Total liability and shareholders’ equity	$3,416,246	$884,716

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Sales	$461,313	$187,867	$943,204	$469,211
Cost of Sales	432,758	328,904	858,696	688,712

Gross profit (loss)	28,555	(141,037)	84,508	(219,501)

Operating Expenses:
Research and development	53,083	8,375	83,509	62,958
Sales and marketing	46,910	(463)	84,848	30,396
General and administrative	274,229	181,196	527,379	502,475

Total operating expenses	374,222	189,108	695,736	595,829

Loss from operations	(345,667)	(330,145)	(611,228)	(815,330)

Other Income (Expense):
Interest & other income	4,316	29,053	9,308	29,421
Interest expense	(6,649)	(11,403)	(16,045)	(15,410)

Other income (expense) — net	(2,333)	17,650	(6,737)	14,011

Net loss from continuing operations	(348,000)	(312,495)	(617,965)	(801,319)

Loss on Sale of Cable and Wire Division		(78,233)		(78,233)

Discontinued operations:
Gain (loss) from operations of wire and cable division	(49,302)	6,337	(616,888)	(122,877)

Net loss	$(397,302)	$(384,391)	$(1,234,853)	$(1,002,429)

Loss per common share – basic and diluted
Net loss from continuing operations	(.23)	(.19)	(.40)	(.48)
Net loss from discontinued operations	(.03)	(.04)	(.40)	(.12)

Net loss	$(.26)	$(.23)	$(.80)	$(.60)

Shares used in per share calculation — basic and diluted	1,539,962	1,681,806	1,539,962	1,681,806

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

Cash Flows from Operating Activities:
Net loss from continuing operations	$(348,000)	$(312,495)	$(617,965)	$(801,319)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and amortization	120,452	21,305	256,760	39,805
Stock compensation expense	5,387	5,387	10,774	10,774
Amortization of deferred inventory charges	1,540	1,540	3,080	3,080
Change in:
Gain on sale of equipment	(30,249)		(30,249)
Accounts receivable, net	146,523	271,089	346,910	309,521
Due from affiliates	(3,515)		(7,647)
Inventories	(14,965)	(101,653)	(110,970)	(46,879)
Prepaid expenses	(4,966)	(18,340)	(3,345)	(3,453)
Property, plant & equipment		(28,414)		(17,613)
Intangible and other assets	(33,736)	8,874	(56,489)	8,874
Accounts payable	224,232	(566,905)	38,599	(367,383)
Deferred gain on sale-leaseback		(182,369)		(213,048)
Accrued liabilities	59,133	(367,863)	(40,884)	(154,844)

Cash (used) sourced from operating activities	121,836	(1,269,844)	(211,426)	(1,232,485)

Cash Flows from Investing Activities:
Capital expenditures			(12,193)
Proceeds from sale of equipment	419,000		419,000

Cash (used) sourced from investing activities	419,000		406,807

Cash Flows from Financing Activities:
Proceeds from borrowings against notes payable
and lines of credit	1,319,866	128,501	2,394,151	1,002,786
Principal payments on notes payable and lines of credit	(1,236,896)	(426,508)	(3,273,431)	(1,252,079)
Principal payments on capital lease obligations	(8,249)		(8,249)
Repurchase of common stock			(20,000)
Gain (loss) from operations of wire & cable	(49,302)	6,337	(616,888)	(122,877)
Loss from sale of wire & cable division		(78,233)		(78,233)
Assets sold		2,236,418		2,402,479
Liabilities sold		(534,337)		(598,191)

Cash (used) sourced from financing activities	25,419	1,332,178	(1,524,417)	1,353,885

Change in cash	566,255	62,334	(1,329,036)	121,400
Cash, beginning of period	236,258	107,833	2,131,549	48,767

Cash, end of period	$802,513	$170,167	$802,513	$170,167

Supplemental disclosure of cash flow information —
Cash paid for interest	$30,656	$1,239	$70,189	$18,093

See notes to consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Policies and Basis of Presentation

The accompanying three and six month consolidated financial statements of microHelix, Inc. and its wholly owned subsidiary, BioElectric Corporation (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and are unaudited. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They include all adjustments (consisting only of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows.

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and had negative cash flows from operations during each of the past two years and at June 30, 2004 had an accumulated deficit of $20,326,345. This indicates that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

Deloitte & Touche LLP, the Company's independent accountants since 1997 have advised the Company that they do not intend to serve as the Company's independent accountants for 2004. As is more fully described in the Company's Current Report on Form 8-K filed on April 29, 2004, the Company's independent accountant's report on the Company's financial statements for each of the past two years contained an explanatory paragraph related to the Company’s ability to continue as a going concern; however, there were no disagreements with the Company's former accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. As a result of the resignation of the Company's former accountants, there has been no review by an independent accountant of the unaudited consolidated financial statements of the Company for the three or six month period ended June 30, 2004 included in this Quarterly Report on Form 10-QSB under Statement of Auditing Standards No. 100, "Interim Financial Information," as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934. The Company expects to appoint a replacement auditor as promptly as reasonably practicable and intends to arrange for a review of these interim financial statements by its new auditor. Upon completion of that review, the Company will file an amendment to this report, which will include a discussion of any material changes from the un-reviewed financial statements contained in the initial filing of this report.

The Company's Form 10-QSB for the quarterly period ended June 30, 2004 is considered deficient because the required review by an independent public accountant has not been obtained. This means that the Company is not current in its filings under the Securities Exchange Act of 1934. The filing of an amendment to this report when a review by the Company's new independent public accountant is complete will eliminate certain consequences of a deficient filing, but the Company would remain ineligible to use Form's SB-2 and S-3 to register securities until all required reports under the Exchange Act have been timely filed for the 12 months preceding the filing of the registration statement for those securities. As a result of the absence of the of the review required under SAS 100 for the quarter ended June 30, 2004, the Section 906 certification required by 18 U.S.C. Section 1350 and included as Exhibit 32.1 to this Form 10-QSB has been qualified by reference to the absence of that review.

The results of operations for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

Net loss, as reported	$(397,302)	$(384,391)	$(1,234,853)	$(1,002,429)
Add/(Deduct): Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of tax	$(2,225)	$(60,782)	$(96,742)	$(95,264)
Net loss, pro forma	$(399,527)	$(445,173)	$(1,331,595)	$(1,097,693)
Net loss per common share — basic
and diluted	$(0.26)	$(0.23)	$(0.80)	$(0.60)
Net loss per common share — basic
and diluted, pro forma	$(0.26)	$(0.26)	$(0.86)	$(0.65)

The pro forma amounts may not be indicative of the effects on reported net loss for future periods due to the effect of options vesting over a period of years and the granting of stock compensation awards in future years.

There were no options exercised or granted during the three months ended June 30, 2004.

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

Reclassifications — Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation.

2.     Inventories
Inventories are as follows:

	December 31,	June 30,
	2003	2004

Raw Materials	$343,537	$326,015
Finished Goods - Probes	$0	$64,400

Total Inventories	$343,537	$390,415

3.     Line of Credit and Notes Payable to Shareholder

In December 2002, the Company entered into a revolving line of credit with an asset-based lender. The line of credit was secured by accounts receivable and inventory. The line of credit was paid in full on April 22, 2004 and terminated at the Company’s request. As of June 30, 2004, the Company had no revolving line of credit in place.

In March 2003, the Company borrowed $200,000 on a short-term unsecured note at a 12 percent interest rate to finance short-term working capital requirements. During 2003, the Company repaid $100,000 on the short-term note. The current balance as of June 30, 2004 was $100,000.

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

There are no transactions with the affiliates or related parties that impact sales or expenses.

Significant transactions and balances with shareholders are summarized below:

	December 31, 2003	June 30, 2004

Notes payable to shareholder	$227,000	$0

	Three Month Period Ended June 30,		Six Month Period Ended June 30,

	2003	2004	2003	2004

Interest expense to shareholder	$18,493	$0	$27,842	$5,094

After the completion of the sale of the wire and cable division to ANS, the shareholder note was paid off in full on April 22, 2004.

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

6.    Material Events

On March 8, 2004, the Company announced an agreement to sell its Portland, Oregon wire and cable division to Advanced Neuromodulation Systems, Inc. (“ANS”). The transaction was subject to microHelix shareholder approval. On April 21, 2004, the shareholders of microHelix approved the transaction, and the transaction closed on the same day. See Note 7 to these quarterly unaudited consolidated financial statements.

7.    Discontinued Operations

On April 21, 2004 the Company announced the completion of the sale of the wire and cable division assets to ANS. Since the transaction was completed during the second fiscal quarter ended June 30, 2004, we were required under GAAP to classify this pending transaction as a discontinued operation at the end of the first fiscal quarter of 2004. The results of operations for the wire and cable division for the first and second quarters of 2004 are reported as a single line item on the statement of operations under the heading discontinued operations. In addition, for comparative purposes, we are required to reclassify the results of the first and second quarters of 2003 as well. Since the transaction was completed on April 21, 2004, the loss recognized on the sale was recorded in the second quarter ending June 30, 2004. The details relating to this transaction are outlined in the footnote below.

Summarized results relating to discontinued operations are reflected as follows for the three and six month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Sales	$1,016,889	$190,529	$1,546,218	$749,195
Cost of Sales	862,489	94,610	1,506,545	599,340

Gross Profit	154,400	95,919	39,673	149,855
Operating Expenses:
Research and development	83,100	38,691	356,298	133,614
Sales and marketing	87,111	17,950	206,067	59,188
General and administrative	39,733	21,377	70,301	55,325

Total Operating Expenses	209,944	78,018	632,666	248,127
Total Other Expense-net	6,242	(11,564)	(23,895)	(24,605)

Net Income (Loss)	($49,302)	$6,337	($616,888)	($122,877)

The following assets and liabilities were classified as “held for sale” as of December 31, 2003 and June 30, 2004

	December 31, 2003	June 30, 2004

Assets Held For Sale:
Inventories	$263,332	$0
Property, Plant and Equipment	1,174,044	$0
Intangible Assets	965,103	$0

Total Assets Held for Sale	$2,402,479	$0

Liabilities Held For Sale:
Accounts Payable	$79,805	$0
Capital Lease Obligation	291,386	$0
Note Payable to Shareholder	227,000	$0

Total Liabilities Held for Sale	$598,191	$0

As of April 21, 2004, in exchange for the purchased assets from microHelix, ANS paid the Company an amount equal to the following:

(1)  $1,500,000 in cash;

(2)  $227,000 note payable to a shareholder;

(3)  $233,917, plus $45,634 of interest to pay off an equipment capital lease; and

(4)  $79,401 assumption of trade payables.

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

Liabilities Held for Sale:

Accounts Payable primarily represents trade payables incurred in the ordinary course of business by the wire and cable division. The amount of these trade payables assumed at closing on April 21, 2004 was $79,401.

Capital Lease Obligation covered four laser machines and selected cabling equipment that were used as collateral under a sale leaseback arrangement signed in June 2003.

Notes Payable to Shareholder represents the principal value of a note that was due on December 31, 2004

* * * * * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion provides information that management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.

Forward-Looking Statements

Statements in this filing which are not historical facts are “forward-looking” statements under the provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current views and estimates of future economic and market circumstances, industry conditions, company performance and financial results. Words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are subject to risks and uncertainties that could cause the Company’s actual future results to differ materially from the results discussed herein. Factors that could adversely affect future events, transactions or results include, but are not limited to our ability to compete successfully in the medical ultrasound business; our ability to execute our business plan; the delay in the sale of commercial quantities of our products caused by regulatory review of our customer’s products into which they are incorporated; the concentrated nature of our customer base which causes fluctuations in our revenue and earnings and adds unpredictability of our quarterly sales and earnings; the uncertain market acceptance of our new ultrasound products; and competition form larger competitors with more financial resources; and other risks and factors as are described from time to time in the Company’s Securities and Exchange Commission filings, including but not limited to, the risks detailed in the “Risk Factors” section of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The forward-looking statements contained in this Form 10-QSB speak only as of the date on which they are made, and the Company undertakes no obligation and does not intend to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this filing. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Sale of Wire and Cable Division

On April 21, 2004 we announced the completion of the sale of the wire and cable division assets to ANS of Dallas, Texas for approximately $2.0 million in cash and assumed liabilities. We initially announced a signed agreement with ANS on March 8, 2004, subject to the approval of the microHelix shareholders and fulfillment of certain other conditions. Since this transaction was completed on April 21, 2004, it has been recorded in our second fiscal quarter ending on June 30, 2004. Therefore, as of March 31, 2004, the end of the first fiscal quarter, the proposed sale of the cable and wire division was classified as a pending transaction requiring that it be accounted for as a discontinued operation under Generally Accepted Accounting Principles (“GAAP”). For the quarter ended June 30, 2004, the Statement of Operations has been presented in the format that reflects the continuing ultrasound operations and the related microHelix corporate functions. Accordingly, the description of the results of operations will follow this format as well. The balance sheet as of June 30, 2004 represents the ongoing ultrasound operations.

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

Revenue Recognition — The Company recognizes revenue from commercial sales of cable assemblies, complete ultrasound probes and related products when title passes, which is upon shipment. Commercial sales are made F.O.B. point of shipment. The products must be physically shipped from the factory. In some cases, tooling that has been paid for by a customer may remain at the Company or at a vendor. Returns are limited to nonconforming products and the volume of returns to the Company has been insignificant. The Company does not establish reserves for returns because they are minimal.

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

RESULTS OF OPERATIONS

THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND JUNE 30, 2004

The discussion that follows relates primarily to the activities of the Company’s ultrasound division as all activity for the wire and cable division was classified for reporting purposes as discontinued operations as of March 31, 2004. Sales for the second quarter of 2004 were $187,867 compared to sales of $461,313 recorded in the second quarter a year ago, a decrease of $273,446 that can be substantially attributed to a single customer that adjusted its finished goods inventory levels during the quarter. We anticipate demand from this major customer will resume in the third quarter, but can offer no assurances or guarantees that this will occur. As a result of this significant drop in shipments, gross profit for the second quarter of 2004 was a negative $141,037 compared to a positive gross profit of $28,555 earned in the same quarter a year ago.

Total sales for the six month period ending June 30, 2004 were $469,211, compared to total sales of $943,204 reported in the first six months of last year, a decrease of $473,993 or 50%. Gross margin for the six month period ending June 30, 2004 was a negative $219,501, compared to a positive gross margin of $84,508 recorded in the six month period ending June 30, 2003. Generally, the same factors that contributed to the unfavorable comparison between the second quarter of 2004 and the second quarter of 2003 contributed to the unfavorable comparison of gross margin for the first six months of 2004 compared to the first six months of 2003. As a supplier to Original Equipment Manufacturers, we are subject to short term changes in demand. We are actively working to expand our customer base to minimize the impact of these demand changes by any one customer.

Total operating expenses for the second quarter of 2004 were $189,108 compared to a total of $374,222 incurred during the second quarter of 2003, a decline of $185,114 or 49%. Research and development expense for the second quarter of 2004 was $8,375 compared to $53,083 for the same quarter a year ago. This decrease can be primarily attributed to the completion of development and market introduction in May 2004 of our own line of replacement ultrasound probes for sale to medical group purchasing organizations, distributors and end-users. The development of new ultrasound probes represents a logical expansion of the ultrasound cable business that we have operated in Tucson, Arizona and Nogales, Mexico, taking advantage of a market we have served for the last five years. Sales and marketing expenses actually show a slightly negative value for the second quarter of 2004 primarily due to reduced expenses after the completion of the ANS sale that was more than offset by a reversal of accrued commission expenses that are no longer required. General and administrative expenses were $181,196 for the second quarter of 2004 compared to $274,229 incurred during the second quarter of 2003. As anticipated, general and administrative expenses have been reduced as a result of decreased staff requirements due to the ANS transaction, reduced facility costs and reclassification of legal and banking fees related to the ANS transaction.

Total operating expenses were $595,829 for the first six months of 2004, compared to $695,736 in total operating expenses for the first six months of 2003, a reduction of $99,907 or 14%. This decrease in expense can be attributed to cost reduction initiatives initiated during the 4th quarter of 2003 and reductions in staff, facilities expenses and services during the second quarter of  2004 after the completion of the ANS transaction.

The loss from operations for the second quarter of 2004 was $330,145 compared to a loss from operations of $345,667 for the same quarter a year earlier. This resulted from a decrease in gross margin of $169,592, offset by a decrease in operating expenses of $185,114, resulting in a modest reduction in overall loss from operations of $15,552. For the six month period ending June 30, the loss from operations in 2004 was $815,330, compared with a loss from operations of $611,228 in 2003. The Company incurred significant one-time expenses associated with the sale of the wire and cable division during the first six months of 2004. The loss from operations was also significantly impacted by a net reduction in gross margin of $304,009, the result of reduced shipments to a single customer during this period.

During the second quarter of 2004, the Company completed the sale of the wire and cable division to ANS. The Company recorded a net loss on the sale of $78,233 after the transfer of all assets and liabilities and recognizing all expenses associated with the transaction. In addition, the operating losses on discontinued operations of $122,877 were also recognized during the first six months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

On April 21, 2004, the shareholders of the Company approved the sale of the Company’s wire and cable division to ANS. As a result of this transaction the Company was able to completely pay off its line of credit, pay off its shareholder note, pay off all its capital leases, pay down trade accounts payable to customary terms and substantially reduce accrued expenses.

As a result of the ANS transaction and operating activities in the second quarter, cash increased by $62,334. As of June 30, 2004, the Company had $170,167 of cash compared to a cash balance of $107,833 as of March 31, 2004. In the second quarter the Company used $1,269,844 of cash for operating activities compared to $121,836 of cash generated during the same quarter a year ago, a difference of $1,391,680. Of this total difference of $1,391,680, $791,137 can be attributed to a change in accounts payable and another $426,996 can be identified with a reduction in accrued expenses. These changes are a direct result of the sale of the wire and cable division as previously described.

For purposes of statement presentation we have included the sale of the wire and cable division to ANS, as well as the operating results of the division as part of the Cash Flow from Financing Activities. During the second quarter of 2004, $1,332,178 of cash was generated from financing activities compared to $25,419 of cash generated in the second quarter of 2003. Of this difference of $1,306,759, $1,702,081 is related to the ANS transaction offset by a $380,977 pay down of the line of credit and notes payable for a net difference of $1,321,104.

In summary for the quarter $1,269,844 of cash was used in operating activities and $1,332,178 was generated from financing activities for a net increase in cash for the quarter of $62,234. As of June 30, 2004, the cash balance was $170,167 or an increase of $121,400 over the fiscal year end balance as of December 31, 2003 of $48,767. The increase in cash on a six month basis represents the net of $1,232,485 of cash used in operating activities offset by $1,353,885 generated from financing activities, or a net increase of $121,400.

The following table discloses the Company’s contractual cash obligations as of June 30, 2004:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years

Operating leases, net of sublease income	$0	$0	$0	$—
Line of credit	0		—	—
Short-term borrowing	100,000	100,000	—	—

Total contractual cash obligations	$100,000	$100,000	$0	$—

After the completion of the sale of the wire and cable division to ANS, all leases and the line of credit were paid off in full.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer/Chief Financial Officer has reviewed the disclosure controls and procedures relating to the Company at June 30, 2004 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company were made known to him. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special shareholders meeting was held on April 21, 2004 at which the shareholders of the Company approved the sale of assets associated with the Company's  cable and wire division to Advanced Neuromodulation Systems, Inc. ("ANS") under the terms of an asset purchase agreement dated March 5, 2004 between the Company and ANS. This sale was approved by a vote of 931,498 shares for and 35,936 shares against, and there were 1,400 abstentions and broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

Exhibit 31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

In the period extending from April 1, 2004 through June 30, 2004 the following Form 8-K’s have been filed.

(1)   On April 22, 2004, the Company issued a press release announcing that it had completed the previously announced sale of its cable and wire division assets, operated out of Portland, Oregon, to Advanced Neuromodulation Systems, Inc.

(2)    On April 29, 2004, the Company announced that Deloitte & Touche LLP had resigned as its independent accountants.

(2)    On May 19, 2004, the Company announced that it was introducing a new line of ultrasound probes for the replacement market. All microHelix probes have 510(k) clearances from the FDA.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Tyram H. Pettit Tyram H. Pettit	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	August 13, 2004

