Form 10QSB
period 2004-09-30
MICROHELIX INC
filed 2004-11-15
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from to

Commission file number: 001-16781

MICROHELIX, INC
(Exact Name of Small Business Issuer as Specified in its Charter)

Oregon	91-1758621
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

16125 SW 72nd Avenue Portland, Oregon	97224
(Address of Principal Executive	(Zip Code)
Offices)

(Issuer’s Telephone Number, Including Area Code): 503-968-1600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

As of September 30, 2004, there were 1,959,713 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Microhelix, Inc.
Quarterly Report on Form 10-QSB
Quarter Ended September 30, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

The accompanying unaudited consolidated financial statements of microHelix, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) that management considers necessary for fair presentation of financial position as of September 30, 2004 and operating results and cash flows for the three and nine month periods ended September 30, 2004 and September 30, 2003.

As described in Note 1 to the unaudited consolidated financial statements of the Company, the independent accountants for the Company have advised the Company that they do not intend to serve as the Company's independent accountants for 2004. As is more fully described in the Company's Current Report on Form 8-K filed on April 29, 2004, the Company's independent accountant's report on the Company's financial statements for each of the past two years contained an explanatory paragraph related to the Company’s ability to continue as a going concern; however, there were no disagreements with the Company's former accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. As a result of the resignation of the Company's former accountants, there has been no review by an independent accountant of the unaudited consolidated financial statements of the Company for the three and nine month periods ended September 30, 2004 included in this Quarterly Report on Form 10-QSB as required under Statement of Auditing Standards No. 100, "Interim Financial Information."

MICROHELIX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2004
		(unaudited)
Assets
Current Assets:
Cash	$48,767	$66,026
Accounts receivable, net of allowance of $22,156 and $11,579	425,326	231,009
Inventories	343,537	356,629
Prepaid expenses	70,085	27,771
Assets held for sale	2,402,479
Total current assets	3,290,194	681,435
Property and equipment — net	116,536	115,861
Other assets — net	9,516	642
Total assets	$3,416,246	$797,938
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$497,470	$178,419
Accrued liabilities	274,665	95,596
Line of credit	249,293
Short-term borrowing	100,000
Liabilities held for sale	598,191
Total current liabilities	1,719,619	274,015
Deferred gain on sale-leaseback	213,048
Total liabilities	1,932,667	274,015
Shareholders’ Equity:
Preferred Stock, no par value, 5,000,000 shares authorized, zero issued and outstanding at December 31, 2003 and
September 30, 2004, respectively	—	—
Common stock, no par value, 8,333,333 shares authorized,
1,681,806 issued and outstanding at December 31, 2003
and 1,959,713 issued and outstanding at September 30, 2004	14,359,467	14,473,409
Additional paid-in capital	6,487,417	6,487,417
Deferred compensation expense	(27,185)	(11,023)
Accumulated deficit	(19,336,120)	(20,425,879)
Total shareholders’ equity	1,483,579	523,923
Total liability and shareholders’ equity	$3,416,246	$797,938

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Sales	$327,601	$414,627	$1,270,805	$883,839
Cost of Sales	435,459	338,568	1,300,748	1,027,278
Gross profit (loss)	(107,857)	76,059	(29,942)	(143,439)
Operating Expenses:
Research and development	66,196	671	149,704	63,618
Sales and marketing	37,544	(4,410)	122,392	25,987
General and administrative	212,940	179,497	740,319	681,973
Total operating expenses	316,680	175,758	1,012,415	771,578
Loss from operations	(424,537)	(99,699)	(1,042,357)	(915,017)
Other Income (Expense):
Interest & other income	271	7,927	9,579	37,348
Interest expense	(4,162)	(4,073)	(19,197)	(19,496)
Loss on Sale of Assets	(0)	(3,688)	(0)	(3,688)
Other income (expense) — net	(3,892)	166	(9,618)	14,164

Net loss from continuing operations	(428,429)	(99,533)	(1,051,975)	(900,853)
Loss on Sale of Wire & Cable Division				(78,233)
Discontinued operations:
Loss from operations of wire and cable division	(33,669)	0	(644,976)	(122,877)
Net loss	$(462,098)	$(99,533)	$(1,696,951)	$(1,101,963)

Loss per common share - basic and diluted
Net loss from continuing operations	(.28)	(.06)	(.68)	(.53)
Net loss from discontinued operations	(.02)	-	(.42)	(.07)
Net loss	$(.30)	$(.06)	$(1.10)	$(.60)
Shares used in per share calculation — basic and diluted	1,539,962	1,774,442	1,539,962	1,712,685

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Cash Flows from Operating Activities:
Net loss from continuing operations	$(428,429)	$(99,533)	$(1,051,975)	$(900,853)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and amortization	138,596	20,846	395,356	60,651
Stock compensation expense	5,388	5,388	16,162	16,162
Amortization of deferred inventory charges	1,540	1,540	4,620	4,620
Change in:
Gain on sale of equipment	(30,508)	-	(60,757)	-
Accounts receivable, net	(32,038)	(115,204)	314,872	194,317
Due from affiliates	7,891	-	244	-
Inventories	31,432	32,246	(79,538)	(17,712)
Prepaid expenses	62,191	45,768	58,846	42,315
Property, plant & equipment	-	--	-	675
Intangible and other assets	2.981	-	(53,508)	8,874
Accounts payable	(94,993)	17,651	(56,394)	(364,940)
Deferred gain on sale-leaseback	-	--	-	(213,048)
Accrued liabilities	12,084	(24,225)	(28,800)	(179,069)
Cash (used) sourced from operating activities	(323,865)	(115,523))	(540,872))	(1,348,008)
Cash Flows from Investing Activities:
Capital expenditures	(13,105)	(2,560)	(25,298)	(2,560)
Proceeds from sale of equipment	50,000	-	469,000	-
Cash (used) sourced from investing activities	36,895	(2,560)	443,702	(2,560)
Cash Flows from Financing Activities:
Proceeds from borrowings against notes payable
and lines of credit	1,343,484	-	3,737,635	1,002,786
Principal payments on notes payable and lines of credit	(1,348,044)	(100,000)	(4,621,475)	(1,352,079)
Principal payments on capital lease obligations	(56,056)	-	(64,305)	-
Repurchase of common stock	-	-	(20,000)	-
Gain (loss) from operations of wire & cable	(33,669)	-	(644,976)	(122,879)
Loss from sale of wire & cable division	-	-	-	(78,233)
Assets sold	-	-	-	2,402,479
Liabilities sold	-	-		(598,191)
Conversion of debt and accrued interest to common stock	-	113,942	-	113,942
Cash (used) sourced from financing activities	(94,285)	13,942	(1,613,121)	1,367,827
Change in cash	(381,255)	(104,141)	(1,710,291)	17,259
Cash, beginning of period	802,513	170,167	2,131,549	48,767
Cash, end of period	$421,258	$66,026	$421,258	$66,026
Supplemental disclosure of cash flow information —
Cash paid for interest	$30,656	$18,942	$95,350	$37,035

See notes to consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Policies and Basis of Presentation

The accompanying three and nine month consolidated financial statements of microHelix, Inc. and its wholly owned subsidiary, BioElectric Corporation (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and are unaudited. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They include all adjustments (consisting only of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows.

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and had negative cash flows from operations during each of the past two years and at September 30, 2004 had an accumulated deficit of $20,425,879. This indicates that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

Deloitte & Touche LLP, the Company's independent accountants since 1997 advised the Company that they did not intend to serve as the Company's independent accountants for 2004. As is more fully described in the Company's Current Report on Form 8-K filed on April 29, 2004, the Company's independent accountant's report on the Company's financial statements for each of the past two years contained an explanatory paragraph related to the Company’s ability to continue as a going concern; however, there were no disagreements with the Company's former accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. As a result of the resignation of the Company's former accountants, there has been no review by an independent accountant of the unaudited consolidated financial statements of the Company for the three or nine month period ended September 30, 2004 included in this Quarterly Report on Form 10-QSB under Statement of Auditing Standards No. 100, "Interim Financial Information," as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934. The Company expects to appoint a replacement auditor as promptly as reasonably practicable and intends to arrange for a review of these interim financial statements by its new auditor. Upon completion of that review, the Company will file an amendment to this report, which will include a discussion of any material changes from the un-reviewed financial statements contained in the initial filing of this report.

The Company's Form 10-QSB for the quarterly period ended September 30, 2004 is considered deficient because the required review by an independent public accountant has not been obtained. This means that the Company is not current in its filings under the Securities Exchange Act of 1934. The filing of an amendment to this report when a review by the Company's new independent public accountant is complete will eliminate certain consequences of a deficient filing, but the Company would remain ineligible to use Form's SB-2 and S-3 to register securities until all required reports under the Exchange Act have been timely filed for the 12 months preceding the filing of the registration statement for those securities. As a result of the absence of the review required under SAS 100 for the quarter ended September 30, 2004, the Section 906 certification required by 18 U.S.C. Section 1350 and included as Exhibit 32.1 to this Form 10-QSB has been qualified by reference to the absence of that review.

The results of operations for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2003.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003		2004	2003	2004
Net loss, as reported		$(462,098)	$(99,533)	$(1,696,951)	$(1,101,963)
Add/(Deduct): Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of tax	$	(57)	$(40,198)	$(96,799)	$(135,461)
Net loss, pro forma		$(462,155)	$(139,731)	$(1,793,750)	$(1,237,424)
Net loss per common share — basic
and diluted		$(0.30)	$(0.06)	$(1.10)	$(0.64)
Net loss per common share — basic
and diluted, pro forma		$(0.30)	$(0.08)	$(1.16)	$(0.72)

The pro forma amounts may not be indicative of the effects on reported net loss for future periods due to the effect of options vesting over a period of years and the granting of stock compensation awards in future years.

There were no options exercised or granted during the three months ended September 30, 2004.

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

Reclassifications — Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation.

2. Inventories

Inventories are as follows:

	December 31,	September 30,
	2003	2004
Raw Materials	$343,537	$291,629
Finished Goods - Probes	$0	$65,000
Total Inventories	$343,537	$356,629

3. Line of Credit and Notes Payable to Shareholder

In December 2002, the Company entered into a revolving line of credit with an asset-based lender. The line of credit was secured by accounts receivable and inventory. The line of credit was paid in full on April 22, 2004 and terminated at the Company’s request. As of September 30, 2004, the Company had no revolving line of credit in place.

On October 7, 2004, the Company entered into a new revolving line of credit with an asset-based lender. The line is secured by accounts receivable, inventory and other assets.

In March 2003, the Company borrowed $200,000 on a short-term unsecured note at a 12 percent interest rate to finance short-term working capital requirements. During 2003, the Company repaid $100,000 on the short-term note. The note and accrued interest was converted, and considered to be paid in full, through the issuance of new shares of common stock at market on September 28, 2004.

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

There are no transactions with the affiliates or related parties that impact sales or expenses.

Significant transactions and balances with shareholders are summarized below:
	December 31, 2003	September 30, 2004
Notes payable to shareholder	$227,000	$0

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2003	2004	2003	2004
Interest expense to shareholder	$18,493	$0	$27,842	$5,094

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

7. Discontinued Operations

On April 21, 2004 the Company announced the completion of the sale of the wire and cable division assets to ANS. Since the transaction was completed during the second fiscal quarter ended June 30, 2004, we were required under GAAP to classify this pending transaction as a discontinued operation at the end of the first fiscal quarter of 2004. Since the last transaction for the wire and cable division was completed on April 21, 2004, there was no activity to report for the wire and cable division in the third quarter of this year under the classification of discontinued operations. In addition, for comparative purposes, we are required to reclassify the results of the third quarter and year-to-date results for 2003 as well. Since the transaction was completed on April 21, 2004, the gain or loss to be recognized on the sale was recorded in the second quarter ending June 30, 2004. The details relating to this transaction are outlined in the footnote below.

Summarized results relating to discontinued operations are reflected as follows for the three and nine month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Sales	$1,049,112	-	$2,690,357	$749,195
Cost of Sales	852,619	-	2,447,597	599,340
Gross Profit	196,493	-	242,760	149,855
Operating Expenses:
Research and development	104,589	-	460,888	133,614
Sales and marketing	94,820	-	300,887	59,188
General and administrative	40,263	-	110,564	55,325
Total Operating Expenses	239,672	-	872,339	248,127
Total Other Income (Expense)	9,510	-	(15,397)	(24,605)
Net Income	($33,669)	-	($644,976)	($122,877)

The following assets and liabilities were classified as “held for sale” as of December 31, 2003 and September 30, 2004. Since the transaction was completed on April 21, 2004, there are no assets “held for sale” or liabilities “held for sale” as of September 30, 2004.

	December 31, 2003	September 30, 2004
Assets Held For Sale:
Inventories	$263,332	$0
Property, Plant and Equipment	1,174,044	$0
Intangible Assets	965,103	$0
Total Assets Held for Sale	$2,402,479	$0

Liabilities Held For Sale:
Accounts Payable	$79,805	$0
Capital Lease Obligation	291,386	$0
Note Payable to Shareholder	227,000	$0
Total Liabilities Held for Sale	$598,191	$0

As of April 21, 2004, in exchange for the purchased assets from microHelix, ANS paid the Company an amount equal to the following:

(1)	$1,500,000 in cash;
(2)	$227,000 note payable to a shareholder;
(3)	$233,917, plus $45,634 of interest to pay off an equipment capital lease; and
(4)	$79,401 assumption of trade payables.

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

Liabilities Held for Sale:

Accounts Payable primarily represents trade payables incurred in the ordinary course of business by the wire and cable division. The exact amount of these trade payables to be assumed was determined at closing on April 21, 2004, to be $79,401.

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

Sale of Wire and Cable Division

Subsequent to the end of the first quarter, on April 21, 2004 we announced the completion of the sale of the wire and cable division assets to ANS of Dallas, Texas for approximately $2.0 million in cash and assumed liabilities. We initially announced a signed agreement with ANS on March 8, 2004, subject to the approval of the microHelix shareholders and fulfillment of certain other conditions. Since this transaction was completed on April 21, 2004, it has been recorded in our second fiscal quarter ending on June 30, 2004. Therefore, as of March 31, 2004, the end of the first fiscal quarter, the proposed sale of the cable and wire division was classified as a pending transaction requiring that it be accounted for as a discontinued operation under Generally Accepted Accounting Principles (“GAAP”). For the quarter ended September 30, 2004, the Statement of Operations has been presented in the format that reflects the continuing ultrasound operations and the related microHelix corporate functions. Accordingly, the description of the results of operations will follow this format as well. The balance sheet as of September 30, 2004 represents the ongoing ultrasound operations.

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

RESULTS OF OPERATIONS

THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004

The discussion that follows relates primarily to the activities of the Company’s ultrasound division as all activity for the wire and cable division was classified for reporting purposes as discontinued operations through April 21, 2004. Sales for the third quarter of 2004 were $414,627 compared to sales of $327,601 recorded in the third quarter a year ago, an increase of $87,026 that can be attributed to improving business conditions and increased volumes with a major customer. Gross profit for the third quarter of 2004 was $76,059 compared to a negative gross profit of $107,857 in the same quarter a year ago, a positive improvement of $183,916.

Total sales for the nine month period ending September 30, 2004 were $883,839, compared to total sales of $1,270,805 reported in the first nine months of last year, a decrease of $386,966 or 30%. Gross margin for the nine month period ending September 30, 2004 was a negative $143,439, compared to a negative gross margin of $29,942 recorded in the nine month period ending September 30, 2003. Improved revenue and gross margin performance during the third quarter of 2004 were not sufficient to offset lower revenues and larger gross margin deficits experienced during the first six months of 2004. As a supplier to Original Equipment Manufacturers, we are subject to short term changes in demand that impact quarter to quarter performance. We are actively working to expand our customer base to minimize the impact of these demand changes by any one customer.

Total operating expenses for the third quarter of 2004 were $175,758 compared to a total of $316,680 incurred during the third quarter of 2003, a reduction of $140,922 or 44%. Internal research and development effort at the Company has been substantially reduced since the Company made the decision to outsource its replacement probes rather than to design and manufacture them internally. Sales and marketing expenses actually show a slightly negative value for the third quarter of 2004 primarily due to reduced expenses after the completion of the ANS sale that were more than offset by a reversal of accrued commission expenses that are no longer required. General and administrative expenses were $179,497 for the third quarter of 2004 compared to $212,940 incurred during the third quarter of 2003. As anticipated, general and administrative expenses have been reduced as a result of decreased staff requirements following the completion of the ANS transaction, significantly reduced facility costs and reduction of ongoing legal and banking fees.

Total operating expenses were $771,578 for the first nine months of 2004, compared to $1,012,415 in total operating expenses for the first nine months of 2003, a reduction of $240,837 or 24%. This decrease in expense can be attributed to reductions in staff, facilities expenses and services during the third quarter after the completion of the ANS transaction.

The loss from operations for the third quarter of 2004 was $99,699 compared to a loss from operations of $424,537 for the same quarter a year earlier. This resulted from an improvement in gross margin of $183,916 and a decrease in operating expenses of $140,922. For the nine month period ending September 30, the loss from operations in 2004 was $915,017, compared with a loss from operations of $1,042,357 in 2003. The company incurred significant one-time expenses associated with the sale of the wire and cable division during the first six months of 2004, materially impacting the year-to-date expenses. These extraordinary expenses did not recur in the third quarter.

During the second quarter of 2004, the Company completed the sale of the wire and cable division to ANS. The Company recorded a net loss on the sale of $78,233 after the transfer of all assets and liabilities and recognizing all expenses associated with the transaction. In addition, the operating losses on discontinued operations of $122,877 were also recognized during the second quarter of 2004. These two transaction-related expenses increased the nine month net loss for 2004 and are non-recurring.

LIQUIDITY AND CAPITAL RESOURCES

On April 21, 2004, the shareholders of the Company approved the sale of the Company’s wire and cable division to ANS. As a result of this transaction the Company was able to completely pay off its line of credit, pay off its shareholder note, pay off all its capital leases, pay down trade accounts payable to customary terms and to substantially reduce accrued expenses.

As of September 30, 2004, the Company had $66,026 of cash. In the third quarter the Company used $115,523 of cash for operating activities compared to $323,865 of cash used during the same quarter a year ago, a decrease of $208,342. During the third quarter of 2004, substantially all of the cash used in operations can be attributed to a $115,204 increase in accounts receivable.

For purposes of statement presentation we have included the sale of the wire and cable division to ANS, as well as, the operating results of the division as part of the Cash Flow from Financing Activities. During the third quarter of 2004, $13,942 of cash was generated from financing activities compared to $94,285 of cash used during the third quarter of 2003. On September 28, 2004, an outstanding short term note in the amount of $100,000 plus accrued interest of $13,942 was converted into newly issued shares of common stock.

In summary for the third quarter $115,523 of cash was used in operating activities, $2,560 in cash was used for capital expenditures and $13,942 was generated from financing activities for a net reduction in cash for the quarter of $104,141. For the nine month period ended September 30, 2004, the cash balance was $66,026 or an increase of $17,259 over the fiscal year end balance as of December 31, 2003 of $48,767. The increase in cash on a nine month basis represents the net of $1,348,008 of cash used in operating activities and $2,560 in cash used for capital expenditures, offset by $1,367,827 generated from financing activities, or a net increase of $17,259.

The following table discloses the Company’s contractual cash obligations as of September 30, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years
Operating leases, net of sublease income	$0	$0	$0	$—
Line of credit	0	0	—	—
Short-term borrowing	0	0	—	—
Total contractual cash obligations	$0	$0	$0	$—

After the completion of the sale of the wire and cable division to ANS, all leases and the line of credit were paid off in full.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer/Chief Financial Officer has reviewed the disclosure controls and procedures relating to the Company at September 30, 2004 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company were made known to them. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

Exhibit 31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

In the period extending from January 1, 2004 through September 30, 2004 the following Form 8-K’s have been filed.

(1)	On February 17, 2004, the Company issued a press release announcing that their securities will be quoted on the OTC Bulletin Board under the trading symbol MHLX .OB for common stock and MHLXZ for the Class B warrants.

(2)	On March 8, 2004, the Company issued a joint press release with Advanced Neuromodulation Systems, Inc. (ANS) announcing that the Company and ANS had entered into an agreement whereby ANS would purchase the assets of the microHelix wire and cable division located in Portland, Oregon.

(3)	On April 22, 2004, the Company issued a press release announcing that it had completed the previously announced sale of its Cable and Wire Division assets, operated out of Portland, Oregon, to Advanced Neuromodulation Systems, Inc. (ANS) for approximately $2 million in cash and assumed liabilities.

(4)	On May 19, 2004, the Company announced that it was introducing a new line of ultrasound probes for the replacement market. All microHelix probes have 510(k) clearances from the FDA.

(5)	On August 2, 2004, the Company announced that it had signed a three-year agreement with MAGNET, one of the nation’s leading group purchasing organizations (GPO) to provide its line of MHLX-branded ultrasound probes to MAGNET’s more than 850 acute care members.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Tyram H. Pettit	President, Chief Executive Officer, Chief Financial Officer and Director	November 15, 2004
Tyram H. Pettit	(Principal Executive Officer)

