Form 10QSB/A
period 2004-03-31
MICROHELIX INC
filed 2005-02-07
CIK 1142406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______________ to _______________

Commission File No. 001-16781
MICROHELIX, INC.
(Name of small business issuer in its charter)

Oregon		91-175821
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

16125 SW 72nd Avenue		97224
Portland, Oregon		(Zip Code)
(Address of principal executive offices)

(503) 968-1600
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of February 1, 2005, there were 1,959,746 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

EXPLANATORY NOTE

On April 29, 2004 we filed with the Securities and Exchange Commission our quarterly report on Form 10-QSB for the period ended March 31, 2004. That quarterly report included interim financial statements and notes prepared by us that were not reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X, and that fact was disclosed in that Form 10-QSB. This Form 10-QSB/A for the period ended March 31, 2004 is being filed to provide interim financial statements that comply with Rule 10-01(d) of Regulation S-X, and to provide new officer certifications. Revised interim financial statements are included in this Form 10-QSB/A, and reflect changes from the interim financial statements filed with the Form 10-QSB on April 29, 2004.

THIS AMENDED QUARTERLY REPORT REFLECTS CHANGES FROM THE QUARTERLY REPORT FILED ON APRIL 29, 2004 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

The information in this Amendment is as of the date of the original Form 10-QSB filing on April 29, 2004 for the quarterly period ended March 31, 2004, and does not reflect any subsequent information or events other than the changes to the interim financial statements referred to above. All information contained in this Form 10-QSB/A and in the original Form 10-QSB is subject to updated information contained in filings made with the Securities and Exchange Commission subsequent to April 29, 2004.

2

 MICROHELIX, INC.

Quarterly Report on Form 10-QSB/A
Quarterly Period Ended March 31, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MICROHELIX, INC.

CONSOLIDATED BALANCE SHEETS
	December 31, 2003	March 31, 2004
		(unaudited)
Assets		(restated)
Current Assets:
Cash	$48,767	$107,833
Accounts receivable, net of allowance of $22,156 and $20,363	425,326	386,894
Inventories, net of reserves	308,868	215,244
Prepaid expenses	70,085	55,197
Assets held for sale	2,437,148	2,236,418
Total current assets	3,290,194	3,001,586
Property and equipment — net	116,536	105,735
Other assets — net	9,516	9,516
Total assets	$3,416,246	$3,116,837
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$497,470	$704,828
Accrued liabilities	274,665	487,684
Line of credit	249,293	298,007
Short-term borrowing	100,000	100,000
Liabilities held for sale	811,239	716,706
Total liabilities	1,932,667	2,307,225
Shareholders’ Equity:
Preferred Stock, no par value, 5,000,000 shares authorized, zero
issued and outstanding at December 31, 2003 and March 31, 2004, respectively	—	—
Common stock, no par value,25,000,000 shares authorized,
1,681,806 issued and outstanding at December 31, 2003 and March 31, 2004	14,359,467	14,359,467
Additional paid-in capital	6,487,417	6,487,417
Deferred compensation expense	(27,185)	(21,798)
Accumulated deficit	(19,336,120)	(20,015,474)
Total shareholders’ equity	1,483,579	809,612
Total liability and shareholders’ equity	$3,416,246	$3,116,837

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2003	2004
		(restated)
Sales	$480,395	$279,797
Cost of Sales	452,351	459,519
Gross profit (loss)	28,044	(179,722)
Operating Expenses:
Research and development	30,426	54,585
Sales and marketing	9,430	3,145
General and administrative	253,150	321,279
Total operating expenses	293,006	379,009
Loss from operations	(264,962)	(558,731)
Other Income (Expense):
Interest income	4,992	369
Interest expense	(9,995)	(3,981)
Other expense — net	(5,003)	(3,612)
Net loss from continuing operations	(269,965)	(562,343)
Discontinued operations:
Loss from operations of wire and cable division	(567,586)	(129,214)
Net loss	$(837,551)	$(691,557)

Loss per common share - basic and diluted
Net loss from continuing operations	$(.18)	$(.33)
Net loss from discontinued operations	(.37)	(.08)
Net loss	$(.55)	$(.41)
Weighted average number of shares outstanding — basic and diluted	1,539,962	1,681,806

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2003	2004
Cash Flows from Operating Activities:		(restated)
Net loss from continuing operations	$(269,965)	$(562,343)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	136,349	122,757
Inventory reserves		73,518
Stock compensation expense	5,387	5,387
Amortization of deferred inventory charges	1,540
Loss from operations of wire and cable division	(567,586)	(129,214)
Change in:
Accounts receivable, net	200,337	38,432
Due from affiliates	(4,132)	—
Inventories	(96,005)	20,106
Prepaid expenses	1,621	14,888
Intangible and other assets	(22,753)	9,986
Accounts payable	(185,583)	266,074
Accrued liabilities	(100,017)	213,019
Net cash provided by (used in) operating activities	(900,807)	72,610
Cash Flows from Investing Activities:
Capital expenditures	(12,234)	(4,789)
Net cash used in investing activities	(12,234)	(4,789)
Cash Flows from Financing Activities:
Proceeds from borrowings against notes payable and lines of credit	207,694	874,285
Principal payments on notes payable and lines of credit	(1,169,944)	(825,571)
Principal payments on capital lease obligations	—	(57,469)
Repurchase of common stock	(20,000)	—
Net cash used in financing activities	(982,250)	(8,755)
Change in cash	(1,895,291)	59,066
Cash, beginning of period	2,131,549	48,767
Cash, end of period	$236,258	$107,833
Supplemental disclosure of cash flow information — Cash paid for interest	$39,533	$16,854

See notes to consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Policies and Basis of Presentation

The accompanying unaudited consolidated financial statements of microHelix, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals) that management considers necessary for fair presentation of financial position as of March 31, 2004 and operating results and cash flows for the three month periods ended March 31, 2004 and March 31, 2003.

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

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and had negative cash flows from operations during each of the past two years and at March 31, 2004 had an accumulated deficit of $20,015,474. This indicates that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

The results of operations for the three month period ended March 31,2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2003.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. This includes, among other things, evaluation of the remaining life and recoverability of long-lived assets. Actual results could differ from those estimates.

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

	Three Months Ended March 31,
	2003	2004
		(restated)
Net loss, as reported	$(837,551)	$(691,557)
Deduct: Total stock-based employee compensation expense determined under
fair value based method for all awards, net of tax	$(94,517)	$(60,782)
Net loss, pro forma	$(932,068)	$(752,339)
Net loss per common share — basic and diluted	$(0.55)	$(0.41)
Net loss per common share — basic and diluted, pro forma	$(0.61)	$(0.45)

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 Accounting for Stock-base Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the three months ended March 31, 2004 and March 31, 2003.
	2004	2003
Risk free interest rates	4.0%	4.0%
Dividend yields	0.0%	0.0%
Volatility	99.0%	99.0%
Weighted average expected life	4 years	4 years

The pro forma amounts may not be indicative of the effects on reported net loss for future periods due to the effect of options vesting over a period of years and the granting of stock compensation awards in future years.

There were no options exercised or granted during the three months ended March 31, 2004.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51". This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which allowed companies with certain types of variable interest entities to defer implementation until March 31, 2004.

During April 2003, the FASB issued SFAS 149 - “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions. However, the Company is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. . The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has not yet determined which transition method they will adopt for the recognition of the stock based compensatory expense previously reported in pro-forma format as the options vest. The Company has determined not to early adopt and will recognize the fair value of all newly issued share-based payments to employees in the proscribed period.

Reclassifications — Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation.

2.     Inventories (restated)

Inventories are as follows:

Raw materials	$317,189
Less: Reserves	(101,945)
Net Inventory	$215,244

3.    Line of Credit and Note Payable to Shareholder

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

Significant transactions and balances with shareholders, which are included in Liabilities Held for Sale, (See Note 6) on the accompanying financial statements are summarized below:

	December 31, 2003	March 31, 2004
Note payable to shareholder	$227,000	$227,000

	Three Month Period Ended March 31,
	2003	2004
Interest expense to shareholder	$18,493	$5,094

Subsequent to the end of the period, the note payable to shareholder was repaid as part of the sale of the Company’s wire and cable division.

5.     Loss Per Share

Basic net loss per share has been computed by dividing net loss by the weighted average number of shares outstanding during each period. Diluted loss per share would be computed by dividing net loss by the weighted average common stock and common stock equivalent shares outstanding during each period using the treasury stock method for employee stock option plans and warrants, if the common equivalent shares were not anti-dilutive. Common stock equivalents were anti-dilutive for all periods presented. Diluted and basic earnings per share are the same as there are no outstanding common stock equivalents.

6.     Discontinued Operations

On April 21, 2004 the Company announced the completion of the sale of the wire and cable division assets to ANS. In accordance with SAS 144, the transaction meets the requirements for classification as discontinued operations. Following this reporting format, the results of operations for the wire and cable division for all periods presented are reported as a single line item on the statement of operations under the heading discontinued operations. As of March 31, 2004, the estimated sales price exceeded the net book value and, therefore, no loss on sale was recognized as of March 31, 2004. The details relating to this transaction are outlined in the footnote below.

Summarized results relating to discontinued operations are reflected as follows for the quarters ended March 31:

	2003	2004

Sales	$530,823	$560,212
Cost of Sales	617,645	478,537
Gross Profit (Loss)	(86,822)	81,675
Operating Expenses:
Research and development	273,198	94,924
Sales and marketing	147,464	68,952
General and administrative	30,567	33,947
Total Operating Expenses	451,229	197,823
Total Other Expense-net	(29,535)	(13,066)
Net Loss	$(567,586)	$(129,214)

The following assets and liabilities were classified as “held for sale” as of December 31, 2003 and March 31, 2004:

	December 31, 2003	March 31, 2004
Assets Held For Sale:
Inventories	$298,001	$232,900
Property, Plant and Equipment	1,174,044	1,030,811
Intangible Assets	965,103	972,707
Total Assets Held for Sale	$2,437,148	$2,236,418

Liabilities Held For Sale:
Accounts Payable	$79,805	$73,420
Capital Lease Obligation	291,386	233,917
Note Payable to Shareholder	227,000	227,000
Deferred gain on Sale Leaseback	213,048	182,369
Total Liabilities Held for Sale	$811,239	$716,706

As of March 31, 2004, in exchange for the purchased assets from microHelix, ANS will pay the Company an amount equal to the following:

(1)	$1.5 million in cash;

(2)	$227,000 note payable to a shareholder

(3)	$233,917 assumption of a capital lease

(4)	$73,420 assumption of trade payables.

Assets Held for Sale:

Inventories represent all the raw materials and work-in-progress inventories held at the Portland, Oregon facility.

Property, plant and equipment represent all machinery and equipment, building leasehold improvements, office equipment, computer equipment and software located at the Portland, Oregon facility.

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

Note Payable to Shareholder represents the principal value of a note that is due on December 31, 2004

7.     Restatement

The Company had a change in the inventory reserves for the quarter ending March 31, 2004 due to a correction of an error. The financial statements in this report have been restated to reflect an increase of $73,500 for additional inventory reserves. The inventory reserve was originally stated at $28,000 for the quarter ending March 31, 2004 and the reserve has been restated to approximately $101,000. As a result of this change, the net loss increased from approximately $618,000 to $692,000 for the quarter ending March 31, 2004.

8.     Subsequent Events

On April 22, 2004 the Company announced that it had completed the previously announced sale of its Wire and Cable Division, located in Portland, Oregon, to Advanced Neuromodulation Systems, headquartered in Dallas, Texas, for approximately $2 million in cash and assumed liabilities.

On August 2, 2004, the Company issued a press release announcing that the Company had signed a three year agreement with MAGNET, one of the nation’s leading healthcare group purchasing organizations (GPO) , to provide its line of microHelix branded ultrasound probes to the more than 850 MAGNET acute care members.

On September 28, 2004, Paulson Investment Company converted a $100,000 note plus accrued interest of $13,942 to microHelix, Inc common stock at $.41 per share. As a result of this conversion the note was considered paid in full upon the issuance of 299,907 shares of common stock.

On October 1, 2004, microHelix signed a three -year agreement with AMERINET to provide its line of new microHelix branded ultrasound probes to AMERINET’s more than 1,800 acute care members. The contract extends through November 30, 2007.

On October 7, 2004, microHelix established a new line of credit with a maximum line of $200,000 at 6% over the prime interest rate.

* * * * * *

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion provides information that management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.

Forward-Looking Statements

Statements in this filing which are not historical facts are “forward-looking” statements under the provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current views and estimates of future economic and market circumstances, industry conditions, company performance and financial results. Words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are subject to risks and uncertainties that could cause the Company’s actual future results to differ materially from the results discussed herein. Factors that could adversely affect future events, transactions or results include, but are not limited to our ability to compete successfully in the medical ultrasound business; our ability to execute our business plan; the delay in the sale of commercial quantities of our products caused by regulatory review of our customer’s products into which they are incorporated; the concentrated nature of our customer base which causes fluctuations in our revenue and earnings and adds unpredictability of our quarterly sales and earnings; the uncertain market acceptance of our new ultrasound products; and competition form larger competitors with more financial resources; and other risks and factors as are described from time to time in the Company’s Securities and Exchange Commission filings, including but not limited to, the risks detailed in the “Risk Factors” section of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The forward-looking statements contained in this Form 10-QSB speak only as of the date on which they are made, and the Company undertakes no obligation and does not intend to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this filing. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Sale of Wire and Cable Division

Subsequent to the end of the first quarter, on April 21, 2004 we announced the completion of the sale of the wire and cable division assets to ANS of Dallas, Texas for approximately $2.0 million in cash and assumed liabilities. We initially announced a signed agreement with ANS on March 8, 2004, subject to the approval of the microHelix shareholders and fulfillment of certain other conditions. Since this transaction was completed on April 21, 2004, it will be recorded in our second fiscal quarter ending on June 30, 2004. As of March 31, 2004, the proposed sale of the cable and wire division met the guidelines to be classified as a discontinued operation in accordance with SFAS 144. For the quarter ended March 31, 2004, the Statement of Operations will be presented in the format that will provide details concerning the continuing ultrasound operations and the related microHelix corporate functions.

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

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 2003 AND MARCH 31, 2004

The discussion that follows relates primarily to the activities of the Company’s ultrasound division as all activity for the wire and cable division must be classified for reporting purposes as discontinued operations. Sales for the first quarter of 2004 were $279,797 compared to sales of $480,395 recorded in the first quarter a year ago, or a decrease of $200,598 or 42% that can be attributed to a single customer adjusting their finished goods inventory levels during the quarter. We anticipate demand from this major customer to resume in the second quarter, but can offer no assurances or guarantees that this will occur. As a result of this significant drop in shipments, gross profit for the first quarter of 2004 was a negative $179,722 compared to a positive gross profit of $28,044 earned in the same quarter a year ago.

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

The loss from continuing operations for the first quarter of 2004 was $562,343 compared to a loss from operations of $269,965 for the same quarter a year earlier. This change resulted primarily from an increased loss in gross margin of $207,766 plus an increase in expenses of $86,003, primarily related to costs associated with the sale of the wire and cable division to ANS.

The wire and cable division financial results have been reported as discontinued operations. For the first quarter of 2004, the net loss for this division was $129,214 compared to a net loss of $567,586 for the first quarter of 2003. This improvement resulted from an improvement in gross margin and a reduction in operating expenses in the first quarter of 2004 compared to the same quarter a year earlier.

The net loss for the Company was $691,557 for the first quarter of 2004 compared with a net loss of $837,551 for the same quarter a year ago. This reduction in losses for the Company can be attributed to an improvement of $438,372 in the operations of the wire and cable division in the quarter compared to the same quarter last year offset by an increase in the loss of the ultrasound division of $292,378 in the first quarter of 2004 compared to this same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had $107,833 of cash compared to a cash balance as of December 31, 2003 of $48,767. This increase in cash was due entirely to extending payments to vendors and service providers pending the completion of the ANS transaction in the next quarter. Accounts payable and accrued liabilities increased by $420,377 in the quarter over the December 31, 2003 balance.

Subsequent to the end of the period, the shareholders of the Company approved and the Company completed the sale of its wire and cable division to ANS. As a result of this transaction, the Company was able to pay down debt, including a note payable to a shareholder, pay down trade receivables to customary terms, and provide approximately $600,000 in working capital to fund the growth of the former ultrasound division, which is now the Company's principal business. Although we expect that the proceeds from the asset sale will provide a portion of the resources we will need to expand our ultrasound division as contemplated, we may need additional capital that we have not yet secured and we cannot assure you that the proceeds of the asset sale will be sufficient to fund these plans. If the proceeds are not sufficient, we may be required to seek additional financing. Such financing could be dilutive to our existing shareholders or may not be available on reasonable terms, or at all.

ITEM 3.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Principal Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company's Chief Executive Officer/Principal Financial Officer concluded that, notwithstanding the changes to the financial statements presented above and material weakness discussed in the following paragraph, as of the evaluation date the Company's disclosure controls and procedures are designed to and are effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission is properly recorded, processed, summarized, and reported as required.

As originally reported in the previously filed 10QSB’s, there were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that materially affected, or were reasonably likely to materially affect the Company's internal control over financial reporting. However, in January 2005, our management and our newly appointed independent public accountants reported to our Audit Committee two matters with regard to the interim financial statements prepared for the periods ending March 31, 2004 and June 30, 2004 that should be changed. Management believes these recommended adjustments to the interim financial statements reflect a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB"). The Company has had to restate the previously filed 10QSB’s due to a correction of an error for inventory reserves during the quarterly period ending March 31, 2004, and a reclassification of a one-time entry that recorded the sale of assets that occurred during the quarterly period ending June 30, 2004. These material weakness issues have been discussed in detail among management, our Audit Committee, and our independent registered public accountants. The Company has determined to hire additional financial personnel, and we will continue to evaluate our internal controls and procedures to identify any needed improvements.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this report:

Exhibit 31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

In the period extending from January 1, 2004 through March 31, 2004 the following Form 8-K’s have been filed.

(1)	On February 17, 2004 the Company issued a press release announcing that their securities will be quoted on the OTC Bulletin Board under the trading symbol MHLX .OB for common stock and MHLXZ for the Class B warrants.

(2)	On March 8, 2004 the Company issued a joint press release with Advanced Neuromodulation Systems, Inc. (ANS) announcing that the Company and ANS had entered into an agreement whereby ANS would purchase the assets of the microHelix wire and cable division located in Portland, Oregon.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROHELIX, INC.

Date: February 6, 2005	By:	/s/ Tyram H. Pettit

Tyram H. Pettit President, Chief Executive Officer, and Vice President – Finance of MicroHelix, Inc. (Principal Executive Officer and Principal Financial Officer)

