Form 10QSB/A
period 2004-06-30
MICROHELIX INC
filed 2005-02-07
CIK 1142406

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

Commission File No. 001-16781

MICROHELIX, INC.
(Name of small business issuer in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	91-175821 (I.R.S. Employer Identification No.)

16125 SW 72nd Avenue Portland, Oregon (Address of principal executive offices)	97224 (Zip Code)

(503) 968-1600
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

As of February 1, 2005, there were 1,959,746 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

EXPLANATORY NOTE

On August 13, 2004 we filed with the Securities and Exchange Commission our quarterly report on Form 10-QSB for the period ended June 30, 2004. That quarterly report included interim financial statements and notes prepared by us that were not reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X, and that fact was disclosed in that Form 10-QSB. This Form 10-QSB/A for the period ended June 30, 2004 is being filed to provide interim financial statements that comply with Rule 10-01(d) of Regulation S-X, and to provide new officer certifications. Revised interim financial statements are included in this Form 10-QSB/A, and reflect changes from the interim financial statements filed with the Form 10-QSB on August 13, 2004.

THIS AMENDED QUARTERLY REPORT REFLECTS CHANGES FROM THE QUARTERLY REPORT FILED ON AUGUST 13, 2004 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

The information in this Amendment is as of the date of the original Form 10-QSB filing on August 13, 2004 for the quarterly period ended June 30, 2004, and does not reflect any subsequent information or events other than the changes to the interim financial statements referred to above. All information contained in this Form 10-QSB/A and in the original Form 10-QSB is subject to updated information contained in filings made with the Securities and Exchange Commission subsequent to August 13, 2004.

2

MICROHELIX, INC.

Quarterly Report on Form 10-QSB/A
Quarterly Period Ended June 30, 2004
Table of Contents

PART I - FINANCIAL INFORMATION	Page

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MICROHELIX, INC.

CONSOLIDATED BALANCE SHEETS
	December 31, 2003	June 30, 2004
		(unaudited)
Assets		(restated)
Current Assets:
Cash	$48,767	$170,167
Accounts receivable, net of allowance of $22,156 and $6,095	425,326	115,805
Inventories, net of reserves	308,868	285,309
Prepaid expenses	70,085	73,538
Assets held for sale	2,437,148	—
Total current assets	3,290,194	644,819
Property and equipment — net	116,536	134,149
Other assets — net	9,516	642
Total assets	$3,416,246	$779,610
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$497,470	$179,221
Accrued liabilities	274,665	119,821
Line of credit	249,293	—
Short-term borrowing	100,000	100,000
Liabilities held for sale	811,239	—
Total liabilities	1,932,667	399,042
Shareholders’ Equity:
Preferred Stock, no par value, 5,000,000 shares authorized, zero issued and outstanding at December 31, 2003 and
June 30, 2004, respectively	—	—
Common stock, no par value, 25,000,000 shares authorized,
1,681,806 issued and outstanding at December 31, 2003
and June 30, 2004	14,359,467	14,359,467
Additional paid-in capital	6,487,417	6,487,417
Deferred compensation expense	(27,185)	(16,411)
Accumulated deficit	(19,336,120)	(20,449,905)
Total shareholders’ equity	1,483,579	380,568
Total liability and shareholders’ equity	$3,416,246	$779,610

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
		(restated)		(restated)

Sales	$461,313	$187,867	$943,204	$469,211
Cost of Sales	432,758	327,364	858,696	760,690
Gross profit (loss)	28,555	(139,497)	84,508	(291,479)
Operating Expenses:
Research and development	53,083	8,375	83,509	62,958
Sales and marketing	46,910	(463)	84,848	30,396
General and administrative	274,229	181,196	527,379	502,475
Total operating expenses	374,222	189,108	695,736	595,829
Loss from operations	(345,667)	(328,605)	(611,228)	(887,308)
Other Income (Expense):
Interest & other income	4,316	29,053	9,308	29,421
Interest expense	(6,649)	(11,403)	(16,045)	(15,410)
Other income (expense) — net	(2,333)	17,650	(6,737)	14,011
Net loss from continuing operations	(348,000)	(310,955)	(617,965)	(873,297)

Discontinued operations:
Gain (loss) from operations of wire and cable division	(49,302)	6,337	(616,888)	(122,877)
Loss on sale of wire and cable division	—	(129,816)	—	(129,816)

Net loss	$(397,302)	$(434,434)	$(1,234,853)	$(1,125,990)

Loss per common share - basic and diluted
Net loss from continuing operations	$(.23)	$(.18)	$(.41)	$(.51)
Net loss from discontinued operations	(.03)	(.08)	(.40)	(.16)
Net loss	$(.26)	$(.26)	$(.81)	$(.67)
Weighted average number of shares outstanding — basic and diluted	1,539,962	1,681,806	1,539,962	1,681,806

See notes to consolidated financial statements.

 MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2003	2004
		(restated)
Cash Flows from Operating Activities:
Net loss from continuing operations	$(617,965)	$(873,297)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	256,760	39,805
Inventory reserves	—	73,518
Gain on sale of equipment	(30,249)	—
Stock compensation expense	10,774	10,774
Loss from operations of wire and cable division	(616,888)	(122,877)
Loss from sale of wire and cable division		(129,816)
Change in:
Accounts receivable, net	346,910	309,521
Due from affiliates	(7,647)	—
Inventories	(110,970)	(49,959)
Prepaid expenses	(3,345)	(3,453)
Intangibles, other assets and deposits	(56,489)	8,874
Accounts payable	41,679	(363,462)
Accrued liabilities	(40,884)	(154,844)
Net Cash provided by (used in) operating activities	(828,314)	(1,255,216)
Cash Flows from Investing Activities:
Capital expenditures	(12,193)	—
Proceeds from sale of equipment	419,000	—
Net book value of wire and cable division sold		1,625,909
Net cash provided by (used in) in investing activities	406,807	1,625,909
Cash Flows from Financing Activities:
Proceeds from borrowings against notes payable and lines of credit	2,394,151	1,002,786
Principal payments on notes payable and lines of credit	(3,273,431)	(1,252,079)
Principal payments on capital lease obligations	(8,249)	—
Repurchase of common stock	(20,000)	—
Net Cash provided by (used in) financing activities	(907,529)	(249,293)
Change in cash	(1,329,036)	121,400
Cash, beginning of period	2,131,549	48,767
Cash, end of period	$802,513	$170,167
Supplemental disclosure of cash flow information — Cash paid for interest	$70,189	$18,093

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

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and had negative cash flows from operations during each of the past two years and at June 30, 2004 had an accumulated deficit of $20,449,905. This indicates that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability t o obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
		(restated)		(restated)
Net loss, as reported	$(397,302)	$(434,434)	$(1,234,853)	$(1,125,990)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net of tax	(94,517)	(60,782)	(60,782)	(60,782)
Net loss, pro forma	$(491,819)	$(495,216)	$(1,295,635)	$(1,186,772)
Net loss per common share — basic and diluted	$(0.26)	$(0.26)	$(0.81)	$(0.67)
Net loss per common share — basic and diluted, pro forma	$(0.32)	$(0.29)	$(0.83)	$(0.74)

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 Accounting for Stock-base Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the three months ended June 30, 2004 and June 30, 2003.

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

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate ti me-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has not yet determined which transition method they will adopt for the recognition of the stock based compensatory expense previously reported in pro-forma format as the options vest. The Company has determined not to early adopt and will recognize the fair value of all newly issued share-based payments to employees in the prescribed period.

Reclassifications — Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation.

2.     Inventories (restated)

Inventories are as follows:

Raw Materials	$322,854
Finished Goods	64,400
Total Inventories	387,254
Less: Reserves	(101,945)
Net Inventories	$285,309

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

Significant transactions and balances with shareholders, which were included in Liabilities Held for Sale, (See Note 6) on the accompanying financial statements are summarized below:

	December 31, 2003	June 30, 2004
Note payable to shareholder	$227,000	$0

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2003	2004	2003	2004
Interest expense to shareholder	$18,493	$0	$27,842	$5,094

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

6.     Discontinued Operations.

On April 21, 2004, the Company announced the completion of the sale of the wire and cable division assets to ANS. In accordance with SAS 144, the transaction meets the requirements for classification of discontinued operations. Following this reporting format, the results of operations for the wire and cable division for all periods presented are reported as a single line item on the statement of operations under the heading discontinued operations. Also, in accordance with presentation requirements of SFAS 144 the Assets and Liabilities sold in this transaction are classified as “Held For Sale” as of December 31, 2003. The details relating to this transaction are outlined in the footnote below.

Summarized results relating to discontinued operations are reflected as follows for the three and six month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Sales	$1,016,889	$190,529	$1,546,218	$749,195
Cost of Sales	862,489	94,610	1,506,545	599,340
Gross Profit	154,400	95,919	39,673	149,855
Operating Expenses:
Research and development	83,100	38,691	356,298	133,614
Sales and marketing	87,111	17,950	206,067	59,188
General and administrative	39,733	21,377	70,301	55,325
Total Operating Expenses	209,944	78,018	632,666	248,127
Total Other Income (Expense)-net	6,242	(11,564)	(23,895)	(24,605)
Net Income (Loss)	$(49,302)	$6,337	$(616,888)	$(122,877)

The following assets and liabilities were classified as “held for sale” as of December 31, 2003 and June 30, 2004:

	December 31, 2003	June 30, 2004
Assets Held For Sale:
Inventories	$298,001	$0
Property, Plant and Equipment	1,174,044	0
Intangible Assets	965,103	0
Total Assets Held for Sale	$2,437,148	$0

Liabilities Held For Sale:
Accounts Payable	$79,805	$0
Capital Lease Obligation	291,386	0
Note Payable to Shareholder	227,000	0
Deferred Gain on Sale Leaseback	213,048	0
Total Liabilities Held for Sale	$811,239	$0

On April 21, 2004, the Company completed the previously announced sale of its Wire and Cable Division to Advanced Neuromodulation Systems. The results of this transaction are outlined below:

Value Received:
Cash	$1,500,000
Accounts payable transferred	75,491
Payoff of shareholder note	227,000
Gain on leased asset transfer	99,742
Total	$1,902,233
Value Transferred:
Intellectual property, net	$908,534
Property, plant and equipment, net	796,261
Inventory, net	201,656
Total	$1,906,451
Transaction expenses (banking fees, legal expense and other costs)	$125,598
Loss on sale of wire and cable division	$(129,816)

Assets Held for Sale:

Inventories represent all the raw materials and work-in-progress inventories held at the Portland, Oregon facility.

Property, plant and equipment represent all machinery and equipment, building leasehold improvements, office equipment, computer equipment and software located at the Portland, Oregon facility.

Intangible Assets represent the assigned value of patents and trade secrets. During the year ended December 31, 2002, as a result of recurring losses and a change in the direction of the Company to focus on short-term activities, the Company tested certain patents in the wire and cable segment for impairment. As a result of the Company’s tests, $3,811,767 was recorded as an impairment loss on intangibles in the consolidated statements of operations. Based on the ANS asset purchase agreement, the Company determined that the value of the inventory and the property and equipment was fully reflected in the purchase price offered by ANS. Based on this assumption and the fact that all patents will be transferred to ANS as part of the purchase agreement, it was then determined that there was an impairment loss of $149,2 42 on the intangibles in the consolidated statement of operations for the year ended December 31, 2003.

Liabilities Held for Sale:

Accounts Payable primarily represents trade payables incurred in the ordinary course of business by the wire and cable division. The exact amount of these trade payables to be assumed was determined at closing on April 21, 2004.

Capital Lease Obligation covered four laser machines and selected other equipment that was used as collateral under a sale leaseback arrangement signed in June 2003. The gain realized on the transaction represented the difference between the cash received from the leasing company at the time of the sale of the assets and the net book value of the assets sold. The gain on this transaction was deferred and amortized over the life of the lease obligation. When the leases were paid off in April 2004, the remaining unrealized gain was recognized.

Notes Payable to Shareholder represents the principal value of a note that was due on December 31, 2004.

7.     Restatement

On April 21, 2004, the Company completed the sale of the wire and cable division to Advanced Neuromodulation Systems of Dallas, Texas and recorded a loss on the sale of these assets of approximately $78,000 during the second quarter 2004. As restated, the loss on the sale of assets should have been reflected as a loss of approximately $129,000 in the quarterly period ended June 30. 2004. Accordingly, the originally reported loss for the quarterly period ended June 30, 2004 should have been stated at approximately $434,000, or approximately $50,000 greater than the $384,000 loss originally reported. The primary reason for the increased loss was the failure to include an inventory account that was part of the transaction. For the six month period ending June 30, 2004 a loss of approximately $1,002,000 was originally rep orted. After the restatement of approximately $73,000, in the inventory valuation reserve described in an amended filing covering the period ending March 31, 2004, and the additional $50,000 identified in the quarter ending June 30, 2004, the restated loss for the six months period ending June 30, 2004 was approximately $1,125,000, or approximately $123,000 greater than originally reported.

8.     Subsequent Events

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

On October 7, 2004, microHelix established a new line of credit with a maximum line of $200,000 at 6% over the prime interest rate..

* * * * * *

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion provides information that management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.

Forward-Looking Statements

Statements in this filing which are not historical facts are “forward-looking” statements under the provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current views and estimates of future economic and market circumstances, industry conditions, company performance and financial results. Words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are subject to risks and uncertainties that could cause the Company’s actual future result s to differ materially from the results discussed herein. Factors that could adversely affect future events, transactions or results include, but are not limited to our ability to compete successfully in the medical ultrasound business; our ability to execute our business plan; the delay in the sale of commercial quantities of our products caused by regulatory review of our customer’s products into which they are incorporated; the concentrated nature of our customer base which causes fluctuations in our revenue and earnings and adds unpredictability of our quarterly sales and earnings; the uncertain market acceptance of our new ultrasound products; and competition form larger competitors with more financial resources; and other risks and factors as are described from time to time in the Company’s Securities and Exchange Commission filings, including but not limited to, the risks detailed in the “Risk Factors” section of the Company’s Annual Report on Form 10-KSB for the year ended De cember 31, 2003. The forward-looking statements contained in this Form 10-QSB speak only as of the date on which they are made, and the Company undertakes no obligation and does not intend to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this filing. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Sale of Wire and Cable Division

On April 21, 2004 we announced the completion of the sale of the wire and cable division assets to ANS of Dallas, Texas for approximately $2.0 million in cash and assumed liabilities. We initially announced a signed agreement with ANS on March 8, 2004, subject to the approval of the microHelix shareholders and fulfillment of certain other conditions. Since this transaction was completed on April 21, 2004, it has been recorded in our second fiscal quarter ending on June 30, 2004. As of March 31, 2004, the proposed sale of the cable and wire division met the guidelines to be classified as a discontinued operation in accordance with SFAS 144. For the quarter ended June 30, 2004, the Statement of Operations has been presented in the format that reflects the continuing ultrasound operations and the related microHelix corpo rate functions.

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

RESULTS OF OPERATIONS

THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND JUNE 30, 2004

The discussion that follows relates primarily to the activities of the Company’s ultrasound division as all activity for the wire and cable division was classified for reporting purposes as discontinued operations as of March 31, 2004. Sales for the second quarter of 2004 were $187,867 compared to sales of $461,313 recorded in the second quarter a year ago, a decrease of $273,446 that can be substantially attributed to a single customer that adjusted their finished goods inventory levels during the quarter. We anticipate demand from this major customer will resume in the third quarter, but can offer no assurances or guarantees that this will occur. As a result of this significant drop in shipments, gross profit for the second quarter of 2004 was a negative $139,497 compared to a positive gross profit of $28,555 ea rned in the same quarter a year ago.

Total sales for the six month period ending June 30, 2004 were $469,211, compared to total sales of $943,204 reported in the first six months of last year, a decrease of $473,993 or 50%. Gross margin for the six month period ending June 30, 2004 was a negative $291,479, compared to a positive gross margin of $84,508 recorded in the six month period ending June 30, 2003. Generally, the same factors that contributed to the unfavorable comparison between the second quarter of 2004 and the second quarter of 2003 contributed to the unfavorable comparison of gross margin for the first six months of 2004 compared to the first six months of 2003. As a supplier to Original Equipment Manufacturers, we are subject to short term changes in demand. We are actively working to expand our customer base to minimize the i mpact of these demand changes by any one customer.

Total operating expenses for the second quarter of 2004 were $189,108 compared to a total of $374,222 incurred during the second quarter of 2003, a decline of $185,114 or 49%. Research and development expense for the second quarter of 2004 was $8,375 compared to $53,083 for the same quarter a year ago. This decrease can be primarily attributed to the completion of development and market introduction in May 2004 of our own line of replacement ultrasound probes for sale to medical group purchasing organizations, distributors and end-users. The development of new ultrasound probes represents a logical expansion of the ultrasound cable business that we have operated in Tucson, Arizona and Nogales, Mexico, taking advantage of a market we have served for the last five years. Sales and marketing expenses actually show a sligh tly negative value for the second quarter of 2004 primarily due to reduced expenses after the completion of the ANS sale that was more than offset by a reversal of accrued commission expenses that are no longer required. General and administrative expenses were $181,196 for the second quarter of 2004 compared to $274,229 incurred during the second quarter of 2003. As anticipated, general and administrative expenses have been reduced as a result of decreased staff requirements due to the ANS transaction, reduced facility costs and reclassification of legal and banking fees related to the ANS transaction.

Total operating expenses were $595,829 for the first six months of 2004, compared to $695,736 in total operating expenses for the first six months of 2003, a reduction of $99,907 or 14%. This decrease in expense can be attributed to cost reduction initiatives initiated during the 4th quarter of 2003 and reductions in staff, facilities expenses and services during the second quarter after the completion of the ANS transaction.

The loss from continuing operations for the second quarter of 2004 was $310,955 compared to a loss from operations of $348,000 for the same quarter a year earlier. This resulted primarily from an increased loss in gross margin of $168,052, offset by a decrease in operating expenses of $185,114, resulting in a modest reduction in overall loss from continuing operations of $37,045. For the six month period ending June 30, 2004, the loss from continuing operations in 2004 was $873,297, compared with a loss from continuing operations of $617,965 in 2003. The company incurred significant one-time expenses associated with the sale of the wire and cable division during the first six months of 2004. The loss from continuing operations was also significantly impacted by a net reduction in gross margin of $375,987, the result of reduced shipments to a single customer during this period.

During the second quarter of 2004, the Company completed the sale of the wire and cable division to ANS. The Company recorded a net loss on the sale of $129,816 after the transfer of all assets and liabilities and recognizing all expenses associated with the transaction. In addition, the operating losses on discontinued operations of $122,877 were also recognized during the first six months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2004 $1,255,216 of cash was used in operating activities compared to $828,314 used in the same period the preceding year. The primary reason for this change can be identified with payments made to vendors and service providers during the second quarter of 2004. On April 21, 2004, the shareholders of the Company approved the sale of the Company’s wire and cable division to ANS. As a result of this transaction the Company was able to completely pay off its’ line of credit, pay off its’ shareholder note, pay off all its’ capital leases, pay down trade accounts payable to customary terms and to substantially reduce accrued expenses.

For the period ended June 30, 2004, the cash balance was $170,167, or an increase of $121,400 over the fiscal year end balance as of December 31, 2003 of $48,767. The increase in cash on a six month basis represents the net of $1,255,216 used in operating activities plus another $249,293 to pay down the line of credit offset by $1,625,909 of cash provided from investing activities.

ITEM 3.   CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer/Principal Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company's Chief Executive Officer/Principal Financial Officer concluded that, notwithstanding the changes to the financial statements presented above and material weakness discussed in the following paragraph, as of the evaluation date the Company's disclosure controls and procedures are designed to and are effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission is properly recorded, processed, summarized, and reported as required.

As originally reported in the previously filed 10QSB’s, there were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that materially affected, or were reasonably likely to materially affect the Company's internal control over financial reporting. However, in January 2005, our management and our newly appointed independent public accountants reported to our Audit Committee two matters with regard to the interim financial statements prepared for the periods ending March 31, 2004 and June 30, 2004 that should be changed. Management believes these recommended adjustments to the interim financial statements reflect a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB"). The Company has had to restate the previously filed 10QSB’s due to a correction of an error for inventory reserves during the quarterly period ending March 31, 2004, and a reclassification of a one-time entry that recorded the sale of assets that occurred during the quarterly period ending June 30, 2004. These material weakness issues have been discussed in detail among management, our Audit Committee, and our independent registered public accountants. The Company has determined to hire additional financial personnel, and we will continue to evaluate our internal controls and procedures to identify any needed improvements.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this report:

Exhibit 31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

In the period extending from April 1, 2004 through June 30, 2004 the following Form 8-K’s have been filed.

(1)	On April 22, 2004, the Company issued a press release announcing that it had completed the previously announced sale of its Cable and Wire Division assets, operated out of Portland, Oregon, to Advanced Neuromodulation Systems, Inc. (ANS) for approximately $2 million in cash and assumed liabilities.

(2)	On April 29, 2004 the Company announced that Deloitte & Touche LLP resigned as the Company’s independent public accountants. The decision to change accountants was not recommended or approved by the Company’s Board of Directors. There were no disagreements between the Company and Deloitte & Touche LLP relating to accounting principles and practices, financial statement disclosure or auditing scope or procedures.

(3)	On May 19, 2004, the Company announced that it was introducing a new line of ultrasound probes for the replacement market. All microHelix probes have 510(k) clearances from the FDA.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROHELIX, INC.

Date: February 6, 2005	By:	/s/ Tyram H. Pettit

Tyram H. Pettit President, Chief Executive Officer, and Vice President – Finance (Principal Executive Officer and Principal Financial Officer)

