Form 10QSB/A
period 2004-09-30
MICROHELIX INC
filed 2005-02-07
CIK 1142406

_________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
_________________________________

FORM 10-QSB/A (Amendment No. 1)
_________________________________

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______________ to _______________

Commission File No. 001-16781
_________________________________
MICROHELIX, INC.
(Name of small business issuer in its charter)
Oregon (State or other jurisdiction of incorporation or organization)	91-175821 (I.R.S. Employer Identification No.)
16125 SW 72nd Avenue Portland, Oregon (Address of principal executive offices)	97224 (Zip Code)
(503) 968-1600 (Issuer's telephone number) _________________________________
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of February 1, there were 1,959,746 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

EXPLANATORY NOTE

On November 30, 2004 we filed with the Securities and Exchange Commission our quarterly report on Form 10-QSB for the period ended September 30, 2004. That quarterly report included interim financial statements and notes prepared by us that were not reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X, and that fact was disclosed in that Form 10-QSB. This Form 10-QSB/A for the period ended September 30, 2004 is being filed to provide interim financial statements that comply with Rule 10-01(d) of Regulation S-X, and to provide new officer certifications. Revised interim financial statements are included in this Form 10-QSB/A, and reflect changes from the interim financial statements filed with the Form 10-QSB on November 30, 2004.

THIS AMENDED QUARTERLY REPORT REFLECTS CHANGES FROM THE QUARTERLY REPORT FILED ON NOVEMBER 30, 2004 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

The information in this Amendment is as of the date of the original Form 10-QSB filing on November 30, 2004 for the quarterly period ended September 30, 2004, and does not reflect any subsequent information or events other than the changes to the interim financial statements referred to above. All information contained in this Form 10-QSB/A and in the original Form 10-QSB is subject to updated information contained in filings made with the Securities and Exchange Commission subsequent to November 30, 2004.

2

MICROHELIX, INC.

Quarterly Report on Form 10-QSB/A
Quarterly Period Ended September 30, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROHELIX, INC.

CONSOLIDATED BALANCE SHEETS
	December 31, 2003	September 30, 2004
		(unaudited)
Assets		(restated)
Current Assets:
Cash	$48,767	$66,026
Accounts receivable, net of allowance of $22,156 and $11,579	425,326	231,009
Inventories, net of reserves	308,868	253,062
Prepaid expenses	70,085	27,771
Assets held for sale	2,437,148	—
Total current assets	3,290,194	577,868
Property and equipment — net	116,536	115,861
Other assets — net	9,516	642
Total assets	$3,416,246	$694,371
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$497,470	$196,871
Accrued liabilities	274,665	95,596
Line of credit	249,293	—
Short-term borrowing	100,000	—
Liabilities held for sale	811,239	—
Total liabilities	1,932,667	292,467
Shareholders’ Equity:
Preferred Stock, no par value, 5,000,000 shares authorized, zero issued and outstanding at December 31, 2003 and September 30, 2004, respectively	—	—
Common stock, no par value, 25,000,000 shares authorized, 1,681,806 issued and outstanding at December 31, 2003 and 1,959,746 issued and outstanding at September 30, 2004	14,359,467	14,473,409
Additional paid-in capital	6,487,417	6,487,417
Deferred compensation expense	(27,185)	(11,023)
Accumulated deficit	(19,336,120)	(20,547,899)
Total shareholders’ equity	1,483,579	401,904
Total liability and shareholders’ equity	$3,416,246	$694,371
See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
		(restated)		(restated)
Sales	$327,602	$414,627	$1,270,806	$883,839
Cost of Sales	435,459	337,028	1,300,748	1,097,716
Gross profit (loss)	(107,857)	77,599	(29,942)	(213,877)
Operating Expenses:
Research and development	66,196	671	149,704	63,618
Sales and marketing	37,544	(4,410)	122,392	25,987
General and administrative	212,940	179,497	740,319	681,973
Total operating expenses	316,680	175,758	1,012,415	771,578
Loss from operations	(424,537)	(98,159)	(1,042,357)	(985,455)
Other Income (Expense):
Interest & other income	271	7,927	9,579	37,348
Interest expense	(4,163)	(4,073)	(19,197)	(19,496)
Loss on Sale of Assets	(0)	(3,688)	(0)	(3,688)
Other income (expense) — net	(3,892)	166	(9,618)	14,164
Loss from continuing operations	(428,429)	(97,993)	(1,051,975)	(971,291)

Discontinued operations:
Loss from operations of wire and cable division	(33,669)	—	(644,976)	(122,877)
Loss on sale of wire and cable division	—	—	—	(129,816)

Net loss	$(462,098)	$(97,993)	$(1,696,951)	$(1,223,984)

Loss per common share - basic and diluted
Net loss from continuing operations	$(.28)	$(.06)	$(.69)	$(.57)
Net loss from discontinued operations	(.02)	—	(.42)	(.16)
Net loss	$(.30)	$(.06)	$(1.11)	$(.73)
Weighted average number of shares outstanding — basic and diluted	1,539,962	1,774,442	1,539,962	1,712,685

See notes to consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30,
	2003	2004
		(restated)
Cash Flows from Operating Activities:
Net loss from continuing operations	$(1,051,975)	$(971,291)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	395,356	60,651
Inventory reserves	—	73,518
Gain on sale of equipment	(60,757)	—
Stock compensation expense	16,162	16,162
Loss from operations of wire and cable division	(644,976)	(122,877)
Loss from sale of wire and cable division	—	(129,816)
Change in:
Accounts receivable, net	314,872	194,317
Due from affiliates	244	—
Inventories	(79,538)	(91,230)
Prepaid expenses	58,846	55,806
Intangibles, other assets and deposits	(53,508)	8,874
Accounts payable	(51,774)	(284,919)
Accrued liabilities	(28,800)	(165,127)
Net Cash used in operating activities	(1,185,848)	(1,355,932)
Cash Flows from Investing Activities:
Capital expenditures	(25,298)	(1,885)
Proceeds from sale of equipment	469,000	—
Net book value of wire and cable division sold	—	1,624,369
Net Cash provided by investing activities	443,702	1,622,484
Cash Flows from Financing Activities:
Proceeds from borrowings against notes payable and lines of credit	3,737,635	1,002,786
Principal payments on notes payable and lines of credit	(4,621,475)	(1,252,079)
Principal payments on capital lease obligations	(64,305)	—
Repurchase of common stock	(20,000)	—
Net Cash used in financing activities	(968,145)	(249,293)
Change in cash	(1,710,291)	17,259
Cash, beginning of period	2,131,549	48,767
Cash, end of period	$421,258	$66,026
Supplemental disclosure of cash flow information — Cash paid for interest	$95,350	$37,035

Memo:
In March 2003, the Company borrowed $200,000 on a short-term unsecured note at a 12 percent interest rate to finance short-term working capital requirements. During 2003, the Company repaid $100,000 on the short-term note. The remaining $100,00 of the note and $13,942 of accrued interest was settled, and considered to be paid in full with the issuance of 299,907 shares of common stock at a market rate of $.41 per share on September 28, 2004.

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

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and had negative cash flows from operations during each of the past two years and at September 30, 2004 had an accumulated deficit of $20,547,899. This indicates that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net loss, as reported	$(462,098)	$(97,993)	$(1,696,951)	$(1,223,984)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(57)	(40,198)	(96,799)	(135,461)
Net loss, pro forma	$(462,155)	$(138,191)	$(1,793,750)	$(1,359,445)
Net loss per common share — basic and diluted	$(0.30)	$(0.06)	$(1.11)	$(0.73)
Net loss per common share — basic and diluted, pro forma	$(0.30)	$(0.08)	$(1.13)	$(0.82)

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 Accounting for Stock-base Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the three months ended September 30, 2004 and September 30, 2003.

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

Reclassifications — Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation.

2. Inventories (restated)

Inventories are as follows:

Raw Materials	$290,007
Finished Goods	65,000
Total Inventories	355,007
Less: Reserves	(101,945)
Net Inventories	$253,062

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

In March 2003, the Company borrowed $200,000 on a short-term unsecured note at a 12 percent interest rate to finance short-term working capital requirements. During 2003, the Company repaid $100,000 on the short-term note. The remaining $100,00 of the note and $13,942 of accrued interest was settled, and considered to be paid in full with the issuance of 299,907 shares of common stock at a market rate of $.41 per share on September 28, 2004.

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

Significant transactions and balances with shareholders, which were included in Liabilities Held for Sale, (See Note 6) on the accompanying financial statements are summarized below:

	December 31, 2003	September 30, 2004
Note payable to shareholder	$227,000	$0

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2003	2004	2003	2004
Interest expense to shareholder	$18,493	$0	$27,842	$5,094

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

6. Discontinued Operations

On April 21, 2004 the Company announced the completion of the sale of the wire and cable division assets to ANS. In accordance with SAS 144 the transaction meets the requirements for classification as discontinued operations. Following this reporting format the results of operations for the wire and cable division for all periods presented are reported as a single line item on the statement of operations under the heading discontinued operations. Also, in accordance with presentation requirements of SFAS 144 the Assets and Liabilities sold in this transaction are classified as “Held For Sale” as of December 31, 2003. The details relating to this transaction are outlined in the footnote below.

Summarized results relating to discontinued operations are reflected as follows for the nine month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Sales	$1,049,112	—	$2,690,357	$749,195
Cost of Sales	852,619	—	2,447,597	599,340
Gross Profit	196,493	—	242,760	149,855
Operating Expenses:
Research and development	104,589	—	460,888	133,614
Sales and marketing	94,820	—	300,887	59,188
General and administrative	40,263	—	110,564	55,325
Total Operating Expenses	239,672	—	872,339	248,127
Total Other Income (Expense)	9,510	—	(15,397)	(24,605)
Net Loss	$(33,669)	—	$(644,976)	$(122,877)

The following assets and liabilities were classified as “held for sale” as of December 31, 2003 and September 30, 2004. Since the transaction was completed on April 21, 2004, there are no assets “held for sale” or liabilities “held for sale” as of September 30, 2004:.

	December 31, 2003	September 30, 2004
Assets Held For Sale:
Inventories	$298,001	$0
Property, Plant and Equipment	1,174,044	0
Intangible Assets	965,103	0
Total Assets Held for Sale	$2,437,148	$0

Liabilities Held For Sale:
Accounts Payable	$79,805	$0
Capital Lease Obligation	291,386	0
Note Payable to Shareholder	227,000	0
Deferred Gain on Sale Leaseback	213,048	0
Total Liabilities Held for Sale	$811,239	$0

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

Liabilities Held for Sale:

Accounts Payable primarily represents trade payables incurred in the ordinary course of business by the wire and cable division. The exact amount of these trade payables to be assumed was determined at closing on April 21, 2004, to be $75,491.

Capital Lease Obligation covered four laser machines and selected other equipment that was used as collateral under a sale leaseback arrangement signed in June 2003. The gain realized on the transaction represented the difference between the cash received from the leasing company at the time of the sale of the assets and the net book value of the assets sold. The gain on this transaction was deferred and amortized over the life of the lease obligation. When the leases were paid off in April, 2004 the remaining unrealized gain was recognized.

Notes Payable to Shareholder represents the principal value of a note that was due on December 31, 2004.

7. Restatements

The Company had a change in the inventory reserves for the quarter ending March 31, 2004 due to a correction of an error. The financial statements in this report have been restated to reflect an increase of $73,500 for additional inventory reserves. The inventory reserve was originally stated at $28,000 for the quarter ending March 31, 2004 and the reserve has been restated to approximately $101,000. As a result of this change, the net loss increased from approximately $618,000 to $692,000 for the quarter ended March 31, 2004.

On April 21, 2004, the Company completed the sale of the wire and cable division to Advanced Neuromodulation Systems of Dallas, Texas and recorded a loss on the sale of these assets of approximately $78,000 during the second quarter 2004. As restated, the loss on the sale of assets should have been reflected as a loss of approximately $129,000 in the quarterly period ended June 30. 2004. Accordingly, the originally reported loss for the quarterly period ended June 30, 2004 should have been stated at approximately $434,000, or approximately $50,000 greater than the $384,000 loss originally reported. The primary reason for the increased loss was the failure to include an inventory account that was part of the transaction. For the six month period ending June 30, 2004 a loss of approximately $1,002,000 was originally reported. After the restatement of approximately $73,000, in the inventory valuation reserve described in an amended filing covering the period ending March 31, 2004, and the additional $50,000 identified in the quarter ending June 30, 2004, the restated six month loss for the period ending June 30, 2004 was approximately $1,125,000, or approximately $123,000 greater than originally reported.

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

RESULTS OF OPERATIONS

THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004

The discussion that follows relates primarily to the activities of the Company’s ultrasound division as all activity for the wire and cable division was classified for reporting purposes as discontinued operations through April 21, 2004. Sales for the third quarter of 2004 were $414,627 compared to sales of $327,602 recorded in the third quarter a year ago, an increase of $87,025 that can be attributed to improving business conditions and increased volumes with a major customer. Gross profit for the third quarter of 2004 was $77,599 compared to a negative gross profit of $107,857 in the same quarter a year ago, a positive improvement of $185,456.

Total sales for the nine month period ending September 30, 2004 were $883,839, compared to total sales of $1,270,806 reported in the first nine months of last year, a decrease of $386,967 or 30%. Gross margin for the nine month period ending September 30, 2004 was a negative $213,877, compared to a negative gross margin of $29,942 recorded in the nine month period ending September 30, 2003. Improved revenue and gross margin performance during the third quarter of 2004 were not sufficient to offset lower revenues and larger gross margin deficits experienced during the first six months of 2004. As a supplier to Original Equipment Manufacturers, we are subject to short term changes in demand that impact quarter to quarter performance. We are actively working to expand our customer base to minimize the impact of these demand changes by any one customer.

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

The loss from operations for the third quarter of 2004 was $97,993 compared to a loss from operations of $428,429 for the same quarter a year earlier. This resulted from an improvement in gross margin of $185,456 and a decrease in operating expenses of $140,922. For the nine month period ending September 30, the loss from operations in 2004 was $985,455, compared with a loss from operations of $1,042,357 in 2003. The company incurred significant one-time expenses associated with the sale of the wire and cable division during the first six months of 2004, materially impacting the year-to-date expenses. These extraordinary expenses did not recur in the third quarter.

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

For the nine month period ended September 30, 2004, the cash balance was $66,026 or an increase of $17,259 over the fiscal year end balance as of December 31, 2003 of $48,767. The increase in cash on a nine month basis represents the net of $1,355,932 of cash used in operating activities and $249,293 in financing activities primarily to pay down the line of credit offset by $1,622,484 generated from investing activities , principally the proceeds from the ANS transaction.

During the third quarter of 2004, no cash was used from financing activities since the line of credit was paid in full from the proceeds of the sale to ANS. On September 28, 2004, an outstanding short term note in the amount of $100,000 plus accrued interest of $13,942 was converted into 277,907 shares of common stock at $0.41 per share.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Principal Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company's Chief Executive Officer/Principal Financial Officer concluded that, notwithstanding the changes to the financial statements presented above and material weakness discussed in the following paragraph, as of the evaluation date the Company's disclosure controls and procedures are designed to and are effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission is properly recorded, processed, summarized, and reported as required.

As originally reported in the previously filed 10QSB’s, there were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that materially affected, or were reasonably likely to materially affect the Company's internal control over financial reporting. However, in January 2005, our management and our newly appointed independent public accountants reported to our Audit Committee two matters with regard to the interim financial statements prepared for the periods ending March 31, 2004 and June 30, 2004 that should be changed. Management believes these recommended adjustments to the interim financial statements reflect a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB"). The Company has had to restate the previously filed 10QSB’s due to a correction of an error for inventory reserves during the quarterly period ending March 31, 2004, and a reclassification of a one-time entry that recorded the sale of assets that occurred during the quarterly period ending June 30, 2004. These material weakness issues have been discussed in detail among management, our Audit Committee, and our independent registered public accountants. The Company has determined to hire additional financial personnel, and we will continue to evaluate our internal controls and procedures to identify any needed improvements.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 28, 2004, one of the Company's lenders agreed to convert the $113,941.55 unpaid balance of a loan to microHelix, Inc. into 277,907 unregistered shares of microHelix common stock at a conversion rate of $0.41 per share. The conversion reduced the Company's outstanding debt, but there were no cash proceeds resulting from the conversion to be used by microHelix. The Company relied on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, for this transaction.

ITEM 5. OTHER INFORMATION

The following activity was required to be disclosed in a report on Form 8-K during the period covered by this 10-QSB/A, but was not reported. On September 28, 2004, one of the Company's lenders agreed to convert the $113,941.55 unpaid balance of a loan to microHelix, Inc. into 277,907 unregistered shares of microHelix common stock at a conversion rate of $0.41 per share.

ITEM 6. EXHIBITS

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

MICROHELIX, INC.

Signature	Title	Date

/s/ Tyram H. Pettit Tyram H. Pettit	President, Chief Executive Officer, and Vice President - Finance of microHelix, Inc. (Principal Executive Officer and Principal Financial Officer)	February 6, 2005

