Form 10KSB
period 2004-12-31
MICROHELIX INC
filed 2005-04-21
CIK 1142406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

Or

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendments to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year: $1,299,630.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of April 8, 2005, was approximately $395,722 based upon the last sale price reported for such date on the NASDAQ OTC Market.

There were 2,082,746 shares of the issuer's common stock outstanding as of April 8, 2005.

Documents Incorporated by Reference

None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current view and estimates of future economic and market circumstances, industry conditions, company performance and financial results. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are subject to risks and uncertainties that could cause our future results to differ materially from the results discussed herein. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-KSB. We do not intend, and undertake no obligation, to update any such forward-looking statements to reflect events or circumstances that occur after the date of this filing.

Item 1. Description of Business

Overview

microHelix, Inc. (microHelix or the Company) is a manufacturer and distributor of complex cable assemblies and complete ultrasound probes for the medical and commercial ultrasound markets. microHelix serves a segment of the quick turn, high mix, low volume cable assembly market generally referred to as the complex cable assembly market. Typical cable assemblies include cable, connectors, flex reliefs, housings and printed circuit boards ("PCBs") and are critical sub-components of high value medical devices and electronic systems.

microHelix commenced business as a research and development company in 1991. In the following years, we established a foundation of proprietary processes and intellectual property that we developed or acquired in the areas of fine wire handling, materials composition, micro-interconnect technology and micro-manufacturing. Building on this foundation, our business developed into two divisions: our ultrasound division and our wire and cable division.

Our ultrasound division designs and manufactures cable assemblies for original equipment manufacturer ("OEM") customers that are used in applications such as medical ultrasound probes, patient monitoring devices and flaw detection ultrasound.

On April 21, 2004, we sold the assets associated with our wire and cable division, located in Portland, Oregon to Advanced Neuromodulation Systems, Inc. ("ANS"). Our wire and cable division manufactured and marketed coated wire, including ultra-thin wall pinhole free wire and custom cable for a number of applications. The wire and cable division also designed and manufactured specialty connectors and flex circuits, and offered a range of laser micro-machining services.

Ultrasound Division

The total worldwide market for medical ultrasound systems exceeded $3.6 billion in 2004, with the U.S. market accounting for approximately 40% of this total. Demand has been growing in excess of 5% annually, and has been driven by a combination of replacement and upgrading needs, increased use of ultrasound systems for diagnosis, and various procedures and system enhancements such as real time 3-D "color" imaging. Portable ultrasound units (PC-based) have also taken ultrasound imaging into the field, reducing cost and increasing potential applications. With cost-containment driving the medical world, diagnosis and treatment are continuing to move the industry toward outpatient procedures and to reinforce its traditional focus on preventative care. Doctors now regularly use ultrasound devices for initial soft tissue diagnoses because they are non-invasive and do not involve radiation.

Over the past ten years, the ultrasound business has consolidated, leaving four principal global integrated manufacturers and several smaller specialty manufacturers. A number of smaller cable suppliers have left the business as part of this process, creating additional market opportunities for the remaining manufacturers of cable assemblies for sale to OEM customers. Although microHelix has a small share of the total market, we have the benefit of low cost manufacturing operations, a reputation for quality, on-time delivery and responsiveness to customer needs.

Principal Markets

Cable Assemblies

•  Diagnostic Ultrasound. We design and manufacture complex interconnect systems for medical ultrasound imaging systems. We serve the OEM market. Our typical probe cable connects to a transducer and an ultrasound imaging system, and typically consists of between 64 and 256 micro-coaxial wires.

•  Patient Monitoring. We design and manufacture leads for a variety of applications including EKG, EEG and oxygen sensors. We focus on flexibility and durability, which we believe are the two principal end-user requirements.

•  Catheters. We manufacture balloon ablation cardiac catheter sub-assemblies, used in the treatment of atrial fibrillation.

•  Commercial. We manufacture cable assemblies for a variety of ultrasound inspection and flaw detection applications

•  PCB Design. We design and source custom PCBs to meet customer specifications.

•  Contract Manufacturing. We offer our low-cost manufacturing and assembly services to non-medical manufacturers, specializing in sub-assemblies involving wires, cables, connectors, flex circuits and/or PCBs.

Ultrasound Probes

We market our own line of new replacement ultrasound probes for sale to group purchasing organizations, distributors and end-users. These branded replacement ultrasound probe assemblies are manufactured by a third party from new components. Each probe we market requires the clearance of a 510(k) application with the U.S. Food and Drug Administration ("FDA").

Engineering

We have experienced engineering personnel in Tucson, Arizona and Nogales, Mexico. The Tucson engineering team is principally focused on the design and development of ultrasound cable assemblies and supervises our Nogales-based manufacturing engineering functions.

Manufacturing

We have available for our OEM ultrasound customers a skilled work force and experienced management in Tucson and Nogales that offers a low-cost production alternative. We have 4,500 square feet of office and warehouse space in Tucson. This facility provides space for administration, ultrasound design and manufacturing engineering, customer service personnel, inventory storage, shipping and receiving. In Nogales we have a 15,000 square foot modern facility that provides for our manufacturing, warehouse and office space. We assemble and test all of our ultrasound, patient monitoring, flaw detection ultrasound and contracted cable assemblies in this facility.

We purchase cables and other components from many qualified vendors. Our customers sometimes provide us with the raw materials for their manufacturing builds. Cable and components are shipped to our office in Tucson where they are staged and submitted on the proper permits for shipment to our Nogales facility where the interconnect systems are assembled. After testing and quality inspection in Nogales, the completed assemblies are returned to our facility in Tucson for shipment to our customers.

Government Regulation

Certain aspects of our operations and products are subject to regulation by the FDA. We rely on outside consultants, under the guidance of our Director of Quality Assurance and Regulatory Affairs, to assist us in meeting all regulatory requirements.

Principal Customers

In 2004 and 2003 sales to our largest customer, GE Parallel Design, accounted for 58% and 69%, respectively, of total sales.

Sales and Marketing

Our sales and marketing efforts are managed by our Vice President for the Ultrasound Division headquartered in Tucson. Product development and manufacturing engineers located both in Tucson and Nogales support sales efforts, working closely with customers and their engineering teams.

Our OEM sales cycle, depending on the type of product, generally takes from three to twelve months from the initial contact to the first shipment. Our sales process frequently involves designing cable assemblies for new systems, so the sale of these assemblies in commercial quantities may be preceded by a pre-production design phase in which we produce various prototype cable assemblies based on the input from our customers’ engineers and our staff. After the prototypes are submitted to the customer it may take several months for the customer's quality assurance or product engineering department to complete their evaluation testing to determine if the prototypes meet their qualification test requirements.

Our OEM customers often must obtain the approval of the FDA and other regulatory agencies before commercial production can begin. If their system is approved, we can expect to begin manufacturing our interconnect systems and/or components in commercial quantities. Products going through this kind of development cycle can usually expect a three to five year product life before next generation technology or new models supplant the current version. Our objective is to be working on next generation prototypes while providing assemblies for the current device in commercial quantities.

With respect to our line of replacement ultrasound probes, we market these directly to group purchasing organizations, distributors and end-users in the medical products field.

Competition

Several companies, most of which are more established and larger than we are, manufacture ultrasound cable assemblies, offering our customers and potential customers competitive alternatives to microHelix for most applications. These companies include W.L. Gore, Precision Interconnect (Tyco) and Tensolite, all of which are larger and financially stronger than we are.

As a small cable assembly supplier, we believe we have certain cost advantages, principally making effective use of our low-cost Nogales, Mexico assembly operation, and a reputation for quality, on-time delivery, engineering expertise and responsiveness. In addition to competing for business in the non-invasive medical ultrasound industry, we apply the same cable assembly and component design and manufacturing capabilities to serve customers in several other industries including patient monitoring, flaw detection and inspection, test and measurement and non-medical contract manufacturing. In almost all situations, we compete against larger and financially stronger companies.

The consolidation in the ultrasound industry has also reduced the number of cable assembly suppliers, providing the remaining suppliers with additional opportunities to compete for business. We believe that our focus on serving the medical market, principally medical ultrasound, will enable us to continue to build this business despite the size and financial strength of our principal competitors.

Research and development

Our research and development efforts are limited to leveraging our competencies as a designer and manufacturer of miniaturized interconnect systems. In the initial stages of the our development, we received funding for a substantial portion of our research and development efforts from government grants. For the past two years we have received virtually no funding from governmental agencies.

Patents and intellectual property

We have no patents or patent applications pending as of December 31, 2004. All of our patents and pending patent applications were sold to ANS in April 2004 as part of the sale of the assets of the wire and cable division. We continue to have certain know-how and trade secrets that we use as part of our ongoing manufacturing processes and development contracts with customers.

We currently own the trademark "MICROHELIX" that is listed on the principal register of the United States Patent and Trademark Office. Our intellectual property also includes common law trademarks, service marks and trade names.

Employees

We had six full-time employees and one part-time employee in the United States as of December 31, 2004. In our corporate offices in Portland, Oregon, we had two full-time employees and one part-time employee, and in our office in Tucson, we had four full-time employees. Additionally, we contract with a company in Mexico that employs 20 people who work at our factory in Nogales. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good.

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

microHelix, Inc. (OTCBB: MHLX) completed its initial public offering in November 2001. The offering proceeds were invested in our manufacturing and assembly capabilities and to meet ongoing working capital requirements.

Item 2. Properties

We lease 20,000 square feet of office and manufacturing space at our corporate headquarters in Portland, Oregon under a lease that expires in November 2005. Following the sale of the wire and cable division to ANS in April 2004, we subleased 92% of the space to ANS at market rates, retaining approximately 1,500 square feet for our corporate offices. Effective April 21, 2005, we have subleased 100% of the space to ANS for the remainder of the lease term.

We lease approximately 4,500 square feet of office and warehouse space in Tucson, Arizona under a lease that expires on August 31, 2005. This facility provides space for administration, ultrasound design and manufacturing engineers, customer service personnel, inventory storage, and shipping and receiving.

We have approximately 15,000 square feet of manufacturing, warehouse and office space in Nogales, Mexico. The current lease expires in January 2006 and contains renewal options.

As of the date of this report, we have no investments in publicly traded securities, real estate, mortgages or securities of or interests in persons engaged in real estate activities.

Item 3. Legal Proceedings

From time to time we may become involved in ordinary, routine, or regulatory legal proceedings incidental to our business. We are not engaged in any legal proceedings nor are we aware of any pending or threatened legal proceedings that, singly or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of our shareholders was held on December 30, 2004 for the purpose of electing directors.

The following votes were cast for or withheld as to each of the four nominees for the position of director:

Director Nominee	Votes For	Votes Withheld
James M. Williams	1,814,340	7,499
Tyram H. Pettit	1,797,807	24,032
Terrence A. Rixford	1,791,307	30,532
John L. Crary	1,814,340	7,499

All of the nominees for director were elected by the shareholders. There were no abstentions or broker non-votes with regard to this matter.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters

Our Common Stock and Class B Warrants began trading on the Nasdaq OTC Bulletin Board on February 19, 2004 under the symbols MHLX.OB and MHLXZ.OB respectively. Prior to that date, our Common Stock and Warrants traded on the Nasdaq SmallCap Market. The table below sets forth for the periods indicated the high and low bid prices for the Common Stock and Class B Warrants, respectively, as reported by the Nasdaq SmallCap Market from January 1, 2003 through February 18, 2004, and as reported by the Nasdaq OTC Bulletin Board from February 19, 2004 through December 31, 2004. The prices shown for the Common Stock have been adjusted to reflect a 1-for-3 reverse stock split of our Common Stock that was effected on December 5, 2003. No adjustments have been made to the prices of the Class B Warrants. The prices shown represent inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and consequently do not necessarily reflect actual transactions.

Common Stock "MHLX"

2004 Fiscal Quarters	High	Low
First Quarter	$.75	$.60
Second Quarter	$.75	$.58
Third Quarter	$.58	$.41
Fourth Quarter	$.41	$.26

2003 Fiscal Quarters	High	Low
First Quarter	$2.07	$.90
Second Quarter	$2.28	$.87
Third Quarter	$3.03	$1.47
Fourth Quarter	$2.40	$1.01

Class B Warrant "MHLXZ"

2004 Fiscal Quarters	High	Low
First Quarter	$.10	$.06
Second Quarter	$.07	$.05
Third Quarter	$.065	$.05
Fourth Quarter	$.05	$.05

2003 Fiscal Quarters	High	Low
First Quarter	$.18	$.02
Second Quarter	$.40	$.04
Third Quarter	$.28	$.14
Fourth Quarter	$.19	$.06

Holders of shares of Common Stock are entitled to receive such dividends, if any, as may be declared by the Board of Directors of the Company out of funds legally available therefore and, upon the liquidation, dissolution or winding up of the Company are entitled to share ratably in all net assets available for distribution to such shareholders. The Company has not, to date, declared or paid any cash dividends.

Shareholders of Record

As of April 8, 2005, there were approximately 38 shareholders of record of the Company’s Common Stock and 16 Class B warrantholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2004, securities authorized for issuance under equity compensation plans consisted of the following:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan Category
Equity compensation plans approved by security holders	117,028	$4.05	104,364
Equity compensation plans not approved by security holders	839	$1.02	19,161
Total	117,867	$4.03	123,525

Our 2002 Nonqualified Stock Option Plan, which has not been approved by our shareholders, permits up to 20,000 shares of Common Stock to be granted as nonqualified stock options or sold to employees and consultants. The exercise price is determined by our Board of Directors. If an employment or consulting relationship terminates (except for death or disability), an optionee may exercise his or her option within the time determined by the stock option plan at the time the grant is made, not to exceed 90 days or the expiration date stated in the grant. If employment is terminated due to disability or death, the optionee or his or her estate has 12 months from termination or death to exercise.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

microHelix, Inc. began business as a research and development company in 1991. In the years that followed microHelix established a foundation of proprietary processes and intellectual property in the areas of ultra-thin wall pinhole free wire, micro-interconnect technology, advanced laser micro-machining, specialty connectors and flex circuits. All of this technology was based in our wire and cable division located in Portland, Oregon. In December 1999 we acquired the assets of the medical ultrasound division of Alcatel NA Cable Systems, Inc., a subsidiary of Alcatel S.A. based in Paris, France, that designs and manufactures cable assemblies that are used in non-invasive ultrasound probes and systems. These facilities are located in Tucson, Arizona and Nogales, Mexico.

We have incurred significant losses since inception and those losses have continued following our initial public offering in November 2001. In our business we have had to rely on a relatively small number of OEMs for the majority of our sales. Short term changes in the OEM’s demand schedule have made our expenses and cash requirements uncertain. We have had difficulty in matching expenses with sales primarily because of the unpredictability of the OEM requirements. During the past two years we have tried to broaden the OEM customer base but have not had any material success. In an effort to lower the break-even point for the business and to reduce the cash burn rate, we implemented a major cost reduction program in October 2002 and another round of reductions was implemented in April 2003. Although these cost reduction programs helped reduce the cash usage they were not sufficient to stabilize our cash position. During 2003 we attempted to raise additional capital but we were not successful. In December 2003, our board of directors concluded that only a sale of existing assets or a business combination with a company that had a strong financial position would enable us to continue operations. As a result of this effort, on March 8, 2004, we announced that an agreement had been reached to sell the assets of the Portland based wire and cable division to ANS of Dallas, Texas. The asset sale closed on April 21, 2004 following the approval of our shareholders.

Our continuing operations are entirely focused on our ultrasound business that designs and manufactures cable assemblies for OEM customers that are used in applications such as medical ultrasound probes, patient monitoring devices and flaw detection ultrasound.

Over the past ten years, the ultrasound business has consolidated, leaving four principal global integrated OEM manufacturers and several smaller specialty manufacturers. Although microHelix is a small cable assembly supplier, we enjoy certain cost advantages and a reputation for quality, on-time delivery and responsiveness and are currently a supplier to several leading OEMs. In addition to our supplier role in the non-invasive medical ultrasound industry, we apply the same cable assembly and component design and manufacturing capabilities to serve customers in several other applications including patient monitoring, test and measurement, flaw detection ultrasound, PCB design and non-medical contract manufacturing.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to product returns, bad debts, inventories, prepaid expenses, income taxes, warranty obligations, and other contingencies. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements:

Revenue Recognition —We recognize revenue from commercial sales of cable assemblies and related products when title passes, which is upon shipment. Commercial sales are made F.O.B. point of shipment. The products must be physically shipped from the factory. In some cases, tooling that has been paid for by a customer may remain at our facilities or at a vendor's facilities. Returns are limited to nonconforming products and the volume of returns has been insignificant so we do not establish reserves for returns.

Development contracts are structured on a cost reimbursement or cost plus basis. Revenue from development contracts for non-recurring engineering is recognized using the percentage of completion method as time and materials costs are incurred. Revenue from contracts for the production of prototypes is recognized when the title passes, which is upon shipment. In some cases, customers pre-pay for product and services that is classified as deferred revenue until the services are performed, at which time it is recognized as revenue. As of December 31, 2004, there was no deferred revenue compared to $59,428 as of December 31, 2003.

Government grant sales are recognized as time and materials costs are incurred using the percentage of completion method. The government generally provides grants to perform specific research and is not the ultimate customer. The Company closed out a small amount of government grants at the end of 2003. There was no revenue from government grants in 2004.

Results of operations

The following table presents our historical operating results for the periods indicated as a percentage of sales:

	Year Ended December 31,
	2003	2004
Sales	100%	100%
Cost of sales	101	115
Gross profit (loss)	(1)	(15)
Operating expenses:
Research and development	12	5
Sales and marketing	2	2
General and administrative	63	79
Total operating expenses	77	86
Loss from operations	(78)	(101)
Other income (expense)	(5)
Net loss from continuing operations	(83)	(101)
Discontinued operations:
Loss from operations of wire and cable division	(80)	(10)

Loss on sale of wire and cable division	0	(9)
Net loss	(163)%	(120)%

Year ended December 31, 2004 compared with year ended December 31, 2003

On March 8, 2004 we announced that we signed an agreement with ANS, based in Dallas, Texas, to sell the assets of our Portland wire and cable division. The sale closed on April 21, 2004 following the approval of microHelix shareholders. As a result of this material transaction we are required under GAAP (Generally Accepted Accounting Principles) to prepare our financial statements in a format that accounts for the wire and cable division as a discontinued operation in the consolidated statements of operations. In addition, the balance sheet as of December 31, 2003 classified all assets and liabilities related to this transaction as "held for sale." As a result, all comments in this section primarily relate to the continuing operations of the ultrasound division and the related microHelix corporate functions.

Sales for the year ended December 31, 2004 were $1,299,630, compared to $1,666,424, for the year ended December 31, 2003, or a decrease of 22.0%. This decrease can be attributed primarily to a reduction in sales to the Parallel Design division of General Electric and a decline in contract manufacturing work. As a result of this decline in manufacturing volume, gross margin for the year ended December 31, 2004 was a negative $193,797 compared with a negative gross margin of $18,197 recorded in the year ended December 31, 2003.

For the year ended December 31, 2004 we invested $63,629 in research and development, a decrease of $129,091 from 2003, to continue the development of our own line of replacement ultrasound probes for sale to OEMs, distributors and end-users. In June 2004, we determined it would be more cost effective to purchase complete probes that had received FDA 510(k) clearance and private label these for sale to prospective customers. Research and development expenditures on this project were curtailed during the second quarter of 2004.

Sales and marketing expenses declined from $41,183 for the year ended December 31, 2003 to $26,040 for the year ended December 31, 2004, primarily as a result of lower expenses for trade shows.

General and administrative expenses for the year ended December 31, 2004 were $1,024,253 compared to $1,055,006 for the year ended December 31, 2003, or a reduction of $30,753. General and administrative expenses declined sharply during the second half of 2004 because corporate expenses to support only the ultrasound operations were significantly less due to the simplified and smaller organization.

Other income on a net basis for the year ended December 31, 2004 was $6,417 compared to net other expense of $80,592 for the period ended December 31, 2003. This improvement for the year ended December 31, 2004 can be attributed principally to banking fees refunded from the prior year, recovery of a bad debt previously written off, proceeds from the sale of assets and a reduction in the losses associated with those assets.

The loss from continuing operations for the year ended December 31, 2004 was $1,301,302, $86,396 lower than the loss from continuing operations of $1,387,698 that was recorded in the prior year ended December 31, 2003. This decrease in net operating losses can be directly attributed to the reduction in operating expenses of $174,987.

The wire and cable division financial results have been reported as discontinued operations. For the year ended December 31, 2004 the loss from operations for this division was $122,877 through the sale date of April 21, 2004 compared to a net loss of $1,336,357 for the full year ended December 31, 2003. In addition, the Company recorded a loss of $129,816 on the sale of the wire and cable division to ANS in 2004.

The net loss was $1,553,995 for the year ended December 31, 2004 compared to a net loss of $2,724,055 for the year ended December 31, 2003. This reduction in net loss in 2004 compared to 2003 can primarily be attributed to the sale of the wire and cable division in 2004.

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

Liquidity and Capital Resources

As of December 31, 2004, the Company had $30,472 of cash and cash equivalents. Cash used in operating activities in 2004 was $1,490,200 compared to $1,276,019 used in 2003. Although the net losses (including continuing operations, discontinued operations and loss of sale of the wire and cable division) were considerably less in 2004 than in 2003 this improvement was more than offset by less cash generated from reductions in accounts receivable, less depreciation recognized in 2004 than 2003 and cash was used to pay vendors and suppliers in 2004, actually reducing the payables balance, compared to an absolute increase in accounts payable balance in 2003 that served as a source of cash.

As of December 31, 2004, the Company had a $200,000 line of credit for working capital, secured by accounts receivable and inventory. As of December 31, 2004, there was $137,924 outstanding on the line of credit. The Company has the option of extending the line of credit providing it is in compliance with the terms of the agreement.

As of December 31, 2004, the Company had no purchase orders outstanding for capital equipment.

The following table discloses the Company’s contractual cash obligations as of December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years
Operating leases	$606,300	$377,324	228,976	$—
Line of credit	137,924	137,924	—	—
Total contractual cash obligations	$744,224	$515,248	$228,976	$—

On March 8, 2005 the Company reached an agreement with ANS to sublease the entire Portland building to ANS beginning April 21, 2005 through November 30, 2005, the expiration date of the original lease. The table above does not reflect the assumption of this lease by ANS

In March 2003, the Company borrowed $200,000 from a shareholder and repaid $100,000 to the lender during the year ended December 31, 2003. On September 28, 2004, the remaining $100,000 of the note and $13,942 of accrued interest was settled, and considered paid in full with the issuance of 299,907 shares of common stock at a market rate of $0.41 per share.

Risk Factors

Following are the key risk factors that have affected our net sales and net loss in the past and could materially impact our business, financial condition or results of operations. In addition, if any of these risks occur, the market price of our securities could decline and investors could lose all or part of their investment:

The sale of our Portland, Oregon-based wire and cable business has made us highly dependent on our ability to compete successfully in the medical ultrasound business.

The wire and cable business accounted for over 66% of our total annual revenues in 2003. These revenues were derived from 10-12 significant customers that purchased coated wire, cable, cable assemblies, interconnect systems, leads, connectors, coils, laser micro-machining services and development services from us. We now rely entirely on OEM customers that serve the medical ultrasound business or serve needs in specific specialty areas such as flaw detection ultrasound, patient monitoring and directional controlled catheters. We will now be entirely dependent on our ability to successfully serve customers in this highly competitive market where we face significant competition from industry leading cable suppliers with resources significantly greater than ours.

Our on-going business plan is based on assumptions that could prove to be incorrect, which could mean that we may be unable to expand as planned and could cause us to invest in areas that do not result in new sales.

The key element of our on-going business plan involves the expansion of our ultrasound cable assembly capabilities and customer base. This effort intends to capitalize on what we expect to be new growth in the medical ultrasound equipment market. The success of our plan depends on numerous assumptions that we cannot be certain will materialize. If some of our key assumptions prove to be incorrect then it could impact our ability to expand our business as we currently anticipate. This could also result in making substantial investments in product development and/or marketing efforts that will not result in new product sales as anticipated. Some of our key assumptions include the following:

•	demand for sophisticated "next generation" ultrasound imaging and diagnostic systems will continue to increase;

•	our cable assembly capabilities that serve ultrasound system OEMs and our replacement ultrasound probes will efficiently address market needs as they develop;

•
OEMs with whom we have or may develop relationships will be successful in developing their technologies and addressing their markets and will remain agreeable to outsourcing some or all of these cable assemblies; and

•	other companies will not expand their cable assembly capabilities that offer technological or economic advantages over ours.

The development of ultrasound imaging systems by our OEM customers is usually subject to review by the U.S. FDA and other regulatory agencies, which means that new cable assemblies provided by us that are designed as part of these systems may not be sold in commercial quantities for a long time, if ever.

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

In 2003 sales to our largest customer, GE Parallel Design, accounted for 69% of total ultrasound sales. In 2004 sales to our largest customer, GE Parallel Design, accounted for 58% of total ultrasound sales. There are a relatively limited number of OEMs that make ultrasound-imaging systems. Although we provide cable assemblies and/or other services to industry-leading OEMs and to several specialized competitors, the loss of a significant customer could have a material adverse impact on us. While we expect the overall size of the medical ultrasound market to expand, it remains possible that significant penetration of these markets may depend on large volume sales to a limited number of potential customers. Concentration in our customer base may make fluctuations in revenue and earnings more severe and make business planning more difficult.

Large OEM customers can change their demand on short notice, further adding to the unpredictability of our quarterly sales and earnings.

Our quarterly results have in the past and may in the future vary significantly due to the lack of dependable long-term demand forecasts from our larger OEM customers. In addition to this risk, many of our OEM customers have the right to change their demand schedule, either up or down, within a relatively short time horizon. These changes may result in us incurring additional working capital costs and causing increased manufacturing expenses due to these short-term fluctuations. In particular, our quarterly operating results have in the past fluctuated as a result of some of the larger OEM customers changing their orders within a fiscal quarter. Our expense levels, to a large extent, are based on shipment expectations in the quarter. If sales levels fall below these expectations, operating results are likely to be adversely affected. Although we have tried to lessen our dependency on a few large customers, this is the nature of the OEM medical ultrasound industry that we serve and we can provide no assurance that we will be able to materially alter this dependency in the immediate future, if at all.

In our highly competitive markets, many of our potential competitors have resources that we lack, which could impair our relationships with actual or potential customers.

Our markets are highly competitive. This is particularly true in the area of ultrasound cable assemblies sold to OEM customers. Competition is based on technology, established relationships, quality of support, location of facilities and price. Several of our competitors have a longer history of operations and more established relationships with actual and potential customers than we have. In addition, most of our OEM customers choose to concentrate their cable assembly business with one or two suppliers and may have certain geographic preferences. The combination of these factors may have a direct and adverse impact on our ability to serve these customers in the future. Our principal competitive advantages remain the following: (1) low cost manufacturing in Nogales, Mexico; (2) exceptional quality record; (3) highly responsive to customers with quick turn capability; and (4) very competitive pricing. Despite these advantages, many of our competitors and potential competitors have technological and financial resources and established business relationships that may afford them a competitive advantage.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51." This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which allowed companies with certain types of variable interest entities to defer implementation until March 31, 2004.

During April 2003, the FASB issued SFAS 149 - “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions. However, the Company is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

In December 2003, the FASB issued Summary of Statement No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Post Retirement Benefits - an amendment to FASB Statements No. 87, 88, and 106.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. However, it does not change the measurement or recognition of those plans as required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This statement requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost. This statement also calls for certain information to be disclosed in financial statements for interim period. The disclosures required by this statement are effective for year ending after December 15, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position or results of operations.

In December 2003, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB No. 104, which was effective upon issuance, rescinded certain guidance contained in SAB No. 101 related to multiple element revenue arrangements, and replaced such guidance with that contained in EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinded the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101. The revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, and therefore the adoption of SAB No. 104 did not have a material effect on the Company's results of operations or financial condition.

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

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. . The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67.” This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position as the Company does not engage in these activities.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement will be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has not yet determined which transition method it will adopt for the recognition of the stock based compensatory expense previously reported in pro-forma format as the options vest. The Company has determined not to early adopt and will recognize the fair value of all newly issued share-based payments to employees in the prescribed period.

In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction of Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.  Neither of these affected the Company as it does not participate in the related activities.

Item 7.  Consolidated Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
microHelix, Inc.
Report of Independent Registered Public Accounting Firm - 2004	17
Independent Auditors Report - 2003	18
Consolidated Balance Sheet as of December 31, 2004	19
Consolidated Statements of Operations for the Years Ended December 31, 2003 and 2004	20
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003 and 2004	21
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2004	22-23
Notes to Consolidated Financial Statements	24-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
microHelix, Inc.

We have audited the accompanying consolidated balance sheet of microHelix, Inc., (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of microHelix, Inc. at December 31, 2004, and the results of their consolidated operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, recurring negative cash flows from operations, and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ STONEFIELD JOSEPHSON, INC.

Santa Monica, California
April 14, 2005

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
microHelix, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of microHelix, Inc. (the "Company") for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated statements of operations, shareholders' equity, and cash flows present fairly, in all material respects, the financial position, results of operations and cash flows of the Company for the year ended  December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
April 14, 2004

MICROHELIX, INC.

CONSOLIDATED BALANCE SHEET
December 31, 2004

Assets
Current Assets:
Cash	$30,472
Accounts receivable, net of allowance of $11,567	213,277
Inventories, net	179,677
Prepaid expenses and other current assets	24,333
Total current assets	447,759

Property and equipment, net	95,203
Total assets	$542,962
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$178,414
Accrued liabilities	155,913
Line of credit	137,924
Total liabilities	472,251

Commitments and contingencies (Note 9)	—

Shareholders’ Equity:
Preferred stock, no par value, 3,500,000 shares authorized, zero issued and outstanding	—
Common stock, no par value, 25,000,000 shares authorized, 1,959,713 issued and outstanding	14,473,409
Additional paid-in capital	6,487,417
Accumulated deficit	(20,890,115)
Total shareholders’ equity	70,711
Total liabilities and shareholders’ equity	$542,962

The accompanying notes are an integral part of these consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2004

Sales, net	$1,666,424	$1,299,630
Cost of Sales	1,684,621	1,493,427
Gross loss	(18,197)	(193,797)

Operating Expenses:
Research and development	192,720	63,629
Sales and marketing	41,183	26,040
General and administrative	1,055,006	1,024,253
Total operating expenses	1,288,909	1,113,922

Loss from operations	(1,307,106)	(1,307,719)

Other income (expense):
Interest income	10,731	—
Other income	—	36,585
Loss on sale of assets	(57,940)	(1,493)
Interest expense	(33,383)	(28,675)
Total other income (expense) — net	(80,592)	6,417

Loss from continuing operations before provision for income taxes	(1,387,698)	(1,301,302)
Provision for income taxes	—	—
Loss from continuing operations	(1,387,698)	(1,301,302)

Discontinued operations: (net of $-0- tax effect) (Note 12)
Loss from operations of wire and cable division	(1,336,357)	(122,877)
Loss on sale of wire and cable division	—	(129,816)
Loss from discontinued operations	(1,336,357)	(252,693)

Net loss	$(2,724,055)	$(1,553,995)

Loss per common share — basic and diluted:
Loss from continuing operations	$(.90)	$(.74)
Loss from discontinued operations	(.86)	(14)
Net loss	$(1.76)	$(.88)
Weighted average number of shares outstanding — basic and diluted	1,550,886	1,767,316

The accompanying notes are an integral part of these consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2003 and 2004

			Additional
	Common Stock		Paid-In	Notes	Deferred	Accumulated
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Total
Balance, January 1, 2003	1,553,295	$14,179,467	$6,487,417	$(57,940)	$(48,734)	$(16,612,065)	$3,948,145
Repurchase of common stock	(13,333)	(20,000)	—	—	—	—	(20,000)
Conversion of debt	141,844	200,000	—	—	—	—	200,000
Write-off of notes receivable from shareholders	—	—	—	57,940	—	—	57,940
Amortization of deferred compensation	—	—	—	—	21,549	—	21,549
Net loss						(2,724,055)	(2,724,055)
Balance, December 31, 2003	1,681,806	14,359,467	6,487,417	—	(27,185)	(19,336,120)	1,483,579
Conversion of note payable and accrued interest	277,907	113,942	—	—	—	—	113,942
Amortization of deferred compensation	—	—	—	—	27,185	—	27,185
Net loss						(1,553,995)	(1,553,995)
Balance, December 31, 2004	1,959,713	$14,473,409	$6,487,417	$—	$—	$(20,890,115)	$70,711

The accompanying notes are an integral part of these consolidated financial statements.

MICROHELIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004
Cash Flows Provided By (Used For) Operating Activities:

Net loss	$(2,724,055)	$(1,553,995)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	526,069	41,747
Accounts receivable reserves	2,639	(10,589)
Inventory reserves	(4,329)	185,621
Stock compensation expense	21,549	27,185
Amortization of deferred inventory charges	6,160	—
Write-off of notes receivable from shareholders	57,940	—
Loss on sale of equipment	(59,057)	1,493
Change in assets and liabilities:
(Increase) Decrease in assets:
Accounts receivable	727,089	222,638
Inventories	96,462	(21,761)
Prepaid expenses and other assets	40,438	45,753
Intangibles and other assets	102,661	9,516
Increase (Decrease) in liabilities:
Accounts payable	100,563	(319,056)
Accrued liabilities	(170,148)	(118,752)
Net cash used in operating activities	(1,276,019)	(1,490,200)
Cash Flows from Investing Activities:
Capital expenditures	(36,143)	(36,011)
Proceeds from the sale of equipment	469,000	27,500
Net book value of wire and cable division sold	—	1,591,785
Net Cash provided by investing activities	432,857	1,583,274
Cash Flows from Financing Activities:
Proceeds from borrowings against line of credit	4,873,363	1,620,954
Principal payments on line of credit	(5,971,181)	(1,732,323)
Principal payments on capital lease obligation	(121,802)	—
Repurchase of common stock	(20,000)	—
Net Cash used in financing activities	(1,239,620)	(111,369)
Change in cash	(2,082,782)	(18,295)
Cash, beginning of year	2,131,549	48,767
Cash, end of year	$48,767	$30,472

The accompanying notes are an integral part of these consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)
Years Ended December 31, 2003 and 2004

Supplemental disclosure of cash flow information — Cash paid for interest	$140,892	$95,350
Supplemental disclosure of cash flow information — Cash paid for taxes	$—	$—
See notes to consolidated financial statements.

Supplemental Disclosure of Non Cash Financing Activity:

In March 2003, the Company borrowed $200,000 on a short-term unsecured note at a 12 percent interest rate to finance short-term working capital requirements. During 2003, the Company repaid $100,000 on the short-term note. The remaining $100,000 of the note and $13,942 of accrued interest was settled, and considered to be paid in full with the issuance of 299,907 shares of common stock at a market rate of $.41 per share on September 28, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003

1. Summary of Significant Policies

Nature of Operations — microHelix, Inc. (the “Company”), is primarily engaged in the design, manufacture, and sale of cable assemblies for use in medical and commercial devices and systems.

Basis of Presentation — The audited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. In December 2003, the Company completed a 1-for-3 reverse split of its common stock, the effects of which have been applied to the Company’s financial statements for all periods presented. The reverse split was applied to outstanding common stock, as well as any common stock warrants and options granted as of the time of the reverse split.

Principles of Consolidation — These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, BioElectric Corporation (“BioElectric”). In 2004, BioElectric was dissolved. All material inter-company accounts have been eliminated in consolidation.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications —  Certain amounts from the year ended December 31, 2003 have been reclassified to correspond to the year ended December 31, 2004.

Going Concern — These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and had negative cash flows from operations during each of the past two years and at December 31, 2004 had an accumulated deficit of $20,890,115. This indicates that the Company may be unable to continue as a going concern for a reasonable period of time. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. Subsequent to December 31, 2004, microHelix announced a material development that may favorably impact its ability to continue as a going concern as described below.

On April 13, 2005, the Company announced that it had completed the acquisition of 100% of the stock of privately-held Moore Electronics, Inc. (“MEI”) for $3,000,000 in cash. The Company also refinanced $400,000 of MEI bank debt. MEI will be operated as a wholly-owned subsidiary of the Company and had 2004 unaudited revenues of approximately $11,100,000 and unaudited operating income of approximately $75,000. MEI manufactures cable assemblies for a broad mix of customers, serving major medical device manufacturers with components for defibrillators and patient monitoring devices and serving commercial equipment manufacturers in diverse markets including instrumentation, semi-conductors and robotics. (See Note 13)

Cash Equivalents — For the purpose of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any debt or obligations. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Credit and Collection — The Company extends credit to its customers based on an assessment of a customer’s financial circumstances, generally without requiring collateral. None of our significant customers have experienced financial difficulties in the past, although future financial difficulties of customers could have a material adverse effect on the Company’s business. A reserve for bad debts has been provided and on a regular basis individual accounts that are past due are reviewed. If an account is determined to be uncollectible the amount is charged to the bad debt reserve. These write-offs have been insignificant and have been adequately covered by the bad debt reserve.

Inventories are stated at the lower of cost (first-in, first-out) or market. The inventory reserves for slow moving and obsolete parts are adjusted on the basis of reviewing quantities on hand, quantities on order, sales projections by customers and actual versus projected sales volume.

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

Revenue Recognition — The Company recognizes revenues from commercial sales of cable assemblies and related supplies when title passes, which is upon shipment. Commercial sales are made F.O.B. point of shipment. Returns are limited to nonconforming products. The Company expenses shipping and handling costs as incurred, which are included in operating expense. Shipping costs recovered from customers, if any, are included in net sales.

Development contracts are structured on a cost or cost plus basis. Revenues from development contracts for non-recurring engineering are recognized as time and materials costs are incurred. Revenue from contracts for the production of prototypes are recognized when the title passes, which is upon shipment. Prototypes are tested at the Company’s facility for customer specifications prior to shipment.

Revenues on government grants are recognized as time and materials costs are incurred using the percentage of completion method. The government generally provides grants to perform specific research and is not the ultimate customer. The Company did not recognize any government grant revenues for the year ended December 31, 2004.

As of December 31, 2004 and 2003, there were no unbilled or pre-billed amounts on outstanding contracts. Earnings on non-recurring engineering contracts were immaterial for the years ended December 31, 2004 and 2003. Earnings on government grants are presented in the statements of operations.

Research and Development — Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed as the contracted work is performed. Research and development costs totaled approximately $64,000 and $193,000 for the years ended December 31, 2004 and 2003, respectively.

Income Taxes — The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards, No. 109, Accounting for Income Taxes. Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the differences between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

Stock-Based Compensation — SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2004 and 2003:

	Year Ended December 31,
	2003	2004

Net loss, as reported	$(2,724,055)	$(1,553,995)
Deduct: Total stock-based employee compensation expense determined under SFAS 123 method.	(109,901)	(168,802)
Pro forma net loss	$(2,833,956)	$(1,722,797)
Basic and diluted net loss per common share:
As reported	$(1.76)	$(.88)
Pro forma	$(1.83)	$(.97)

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants:

	Year Ended December 31,
	2003	2004
Dividend yield	None	None
Risk-free interest rate	4.000%	4.000%
Expected volatility	99%	99%
Expected option lives	4.00 years	4.00 years
Weighted-average fair value of options granted per share	$1.09	—

Refer to Note 7 for further information regarding the Company’s stock option plan.

Fair Value of Financial Instruments — The carrying value of the Company’s accounts receivable, accounts payable, other accrued liabilities, and line of credit approximate their estimated fair values due to the relatively short maturities of those instruments.

Comprehensive Loss — The Company has no components of Other Comprehensive Income (Loss) and, accordingly, no Statement of Comprehensive Income (Loss) has been included in the accompanying consolidated financial statements.

Net Loss per Share — The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2004, the outstanding number of potentially dilutive common shares totaled 1,255,095 shares of common stock, consisting of options to purchase 117,867 shares of common stock, Class B warrants to purchase 926,833 shares of common stock, and other warrants to purchase 210,395 shares of common stock. At December 31, 2003, the outstanding number of potentially dilutive common shares totaled 1,347,086 shares, consisting of options to purchase 209,858 shares of common stock, Class B warrants to purchase 926,833 shares of common stock, and other warrants to purchase 210,395 shares of common stock. However, as the Company has net losses, their effect is anti-dilutive and has not been included in the diluted weighted average earnings per share as shown on the Consolidated Statements of Operations.

Operating Segments and Reporting Units — Based on the Company’s integration and management strategies, it operates in a single business segment and reporting unit. For the years ended December 31, 2004 and 2003, substantially all revenues have been derived from domestic operations.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51." This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which allowed companies with certain types of variable interest entities to defer implementation until March 31, 2004.

During April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions. However, the Company is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

In December 2003, the FASB issued Summary of Statement No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Post Retirement Benefits - an amendment to FASB Statements No. 87, 88, and 106.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. However, it does not change the measurement or recognition of those plans as required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This statement requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost. This statement also calls for certain information to be disclosed in financial statements for interim period. The disclosures required by this statement are effective for year ending after December 15, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position or results of operations.

In December 2003, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB No. 104, which was effective upon issuance, rescinded certain guidance contained in SAB No. 101 related to multiple element revenue arrangements, and replaced such guidance with that contained in EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinded the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101. The revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, and therefore the adoption of SAB No. 104 did not have a material effect on the Company's results of operations or financial condition.

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

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. . The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67.” This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position as the Company does not engage in these activities.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement will be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has not yet determined which transition method it will adopt for the recognition of the stock based compensatory expense previously reported in pro-forma format as the options vest. The Company has determined not to early adopt and will recognize the fair value of all newly issued share-based payments to employees in the prescribed period.

In December 2004 the Financial Accounting Standards Board issued two FASB Staff-Positions—FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction of Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.  Neither of these affected the Company as it does not participate in the related activities.

2. Inventories

A summary is as follows:

December 31, 2004
Finished goods	$59,700
Raw materials	331,025
Total inventories	390,725
Less: Reserves	(211,048)
Inventories, net	$179,677

During the year ended December 31, 2004, the Company increased its inventory reserve by $185,621 due to the cancellation of a contract by a specific customer and other reserves were provided to cover slow moving and obsolete inventories.

3. Property and Equipment

A summary is as follows:

December 31, 2004
Machinery and equipment	$214,037
Leasehold improvements	11,950
Office furniture and equipment	37,286
Automobiles	20,000
Software	6,542
289,815
Accumulated depreciation and amortization	(194,612)
Property and equipment — net	$95,203

Depreciation and amortization expense totaled $41,747 and $41,832 for the years ended December 31, 2004 and 2003, respectively.

4. Line of Credit

In October 2004, the Company entered into a new revolving line of credit with an asset-based lender. The line of credit is fully secured by accounts receivable and inventory. The line of credit bears interest at the prime rate plus 6.00% (11.25% at December 31, 2004) per annum and allows the Company to borrow up to $200,000. At December 31, 2004, $137,924 was outstanding on the line of credit. As of December 31, 2004, the Company was in compliance with the terms of the line of credit. (See Note 13)

5. Note Payable

In March 2003, the Company borrowed $200,000 on a short-term unsecured note at a 12% percent interest rate to finance short-term working capital requirements. During 2003, the Company repaid $100,000 on the short-term note. The remaining note balance of $100,000 plus accrued interest was converted into shares of the Company’s common stock at the prevailing market price, $0.41 per share, on September 28, 2004; accordingly, as of December 31, 2004, the balance was zero. (See Note 7)

6. Income Taxes

Deferred income taxes, reflecting the net tax effects of temporary differences between the carrying amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, are based on tax laws currently enacted.

Components of deferred tax assets are as follows:

	For the year ended December 31,
	2003	2004
Federal net operating loss carryforwards	$5,010,409	$5,362,000
State net operating loss carryforwards	714,433	1,041,000
Deferred compensation	161,140	—
Basis difference in property and equipment	(124,800)	(94,000)
Basis difference in intangible assets	(364,514)	—
Other	66,480	18,000
Deferred tax asset	5,563,147	6,327,000
Valuation allowance	(5,563,147)	(6,327,000)
Net deferred tax asset	$—	$—

As of December 31, 2004, the Company had federal and state net operating loss carryforwards of $15,769,449 and $15,637,335, respectively, expiring during the years 2013 through 2024.

No provision for income taxes has been recorded due to the Company’s net operating losses. The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows:

	For the year ended December 31,
	2004	2003
Amount computed using statutory rate (34%)	$(528,400)	$(811,390)
Change in Valuation Allowance	763,853	836,241
Non-Deductible Items	(131,453)	154,933
State Income Taxes	(104,000)	(179,784)
Provision for Income Taxes
	$—	$—

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

7. Shareholders’ Equity

Common Stock — In December 2003, the Company completed a 1-for-3 reverse split of its common stock, the effects of which have been applied to the Company’s financial statements for all periods presented. The reverse split was applied to outstanding common stock, as well as any common stock warrants and options granted as of the time of the reverse split.

Class B Warrants — The Company has Class B warrants (OTCBB: MHLXZ) outstanding that may be exercised to purchase approximately 926,833 shares of common stock at a price of $21.60 per share. The Class B warrants were issued as part of units in the Company’s initial public offering on November 16, 2001 and expire on November 16, 2006.
Preferred Stock — The Company is authorized to issue 3,500,000 shares of preferred stock. 500,000 shares are designated Series A Preferred Stock. As of December 31, 2004, there were zero shares of preferred stock issuance and outstanding. (See Note 13 for subsequent issuance of Series B Preferred Stock)

Treasury Stock --- In January 2003 the Board of Directors approved the purchase of 13,333 shares of microHelix common stock in a private transaction from a shareholder at $1.50 per share which represented the fair market value of the common stock on the date of the repurchase. As of December 31, 2004 the Company continued to own the stock. Treasury stock is not considered issued and outstanding under Oregon law and therefore is not shown as issued on the consolidated balance sheet.

Stock Option Plan — The Company’s 2002 Non Qualified Stock Option Plan (the “2002 Non Qualified Plan”) was adopted by the Board of Directors in October 2002. The 2002 Non Qualified Plan provides for the issuance of options to purchase up to 20,000 shares of common stock to its employees and consultants. Options are granted under various vesting arrangements, up to a maximum of four years and expire after a maximum of ten years, and are subject to a stock transfer restriction agreement to be entered into upon exercise.

Stock Incentive Plans — The Company’s 2001 Stock Incentive Plan (the “2001 Plan”) was adopted by the Board of Directors in July 2001 and approved by the shareholders in August 2001. The 2001 Plan provides for the issuance of options to purchase up to 200,000 shares of common stock. Options are granted under various vesting arrangements, up to a maximum of five years and expire after a maximum of ten years and are subject to a stock transfer restriction agreement to be entered into upon exercise.

The Company has a 1998 Stock Incentive Plan (the “1998 Plan”), under which grants of options to purchase up to 21,392 shares of common stock to its employees and service providers are outstanding. Options were granted under various vesting arrangements, up to a maximum of five years and expire after a maximum of ten years and are subject to a stock transfer restriction agreement to be entered into upon exercise. In 2002, the Board of Directors voted to discontinue further grants of options under this plan.

The following table summarizes current year activity under the 1998, 2001, and 2002 Plans:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2001	78,536	$5.54
Options granted, less than market price	20,173	3.10
Options granted at market price	58,687.97
Options granted, greater than market price	1,167	1.28
Options cancelled	(24,503)	3.28
Balance at December 31, 2002	134,060	2.60
Options granted at market price	101,646	1.56
Options cancelled	(25,848)	9.11
Balance at December 31, 2003	209,858	4.65
Options granted	—	—
Options cancelled	(91,991)	5.45
Balance at December 31, 2004	117,867	$4.03

The following table summarizes information about stock options outstanding and exercisable under the 1998, 2001, and 2002 Plans at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average	Number	Average
	Number of	Contractual	Exercise	of Options	Exercise
Range of Exercise Prices	Options	Life (yrs)	Price	Exercisable	Price
$ .00 - $1.95	61,329	8.3775	$1.32	36,665	$1.25
$ 3.84 - $ 4.20	33,306	7.2076	3.92	22,942	3.94
$ 8.16 - $9.30	19,478	4.4897	8.27	17,791	8.28
$27.18	3,754	6.5449	27.18	2,253	27.18
	117,867	7.3461	$4.03	79,651	$4.33

Stock Warrants — In connection with bridge loans issued in June 2001, the Company granted warrants to purchase 52,000 units, with each unit consisting of a share of common stock and a Class B warrant, at a price of $16.20 per unit. The warrants may be exercised at any time during a period of three years commencing on the first anniversary of the effective date of the offering, November 16, 2002.

In connection with a credit facility agreement entered into in January 2001, the Company granted 1,472 common stock warrants at an exercise price of $27.18 per share. The warrants expire in January 2008.

Deferred Compensation — In prior years, deferred compensation related to stock options granted was amortized over a 10 year service period on a straight line basis through December 31, 2003. The majority of employees who received these stock options are no longer employed by the Company and, accordingly, their stock options have been cancelled and the remaining deferred compensation was expensed in the year ended December 31, 2004.

8. Related-Party Transactions

There are no transactions with affiliates or related parties that impact sales or expenses. All transactions with shareholders were consummated on terms equivalent to those that prevail in arm’s length transactions. The significant transactions are summarized below:

	Year Ended December 31,
	2003	2004
Interest expense on note payable to shareholder	$42,869	$5,094

On April 22, 2004, the Company repaid $227,000, which represented the full principal and interest outstanding of the note payable to shareholder.

9. Commitments and Contingencies

Operating Leases — The Company leases certain office space and equipment. The operating leases expire at various dates through August 2007. The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year without regards to renewal options as of December 31, 2004

Year Ending December 31,
2005	$377,324
2006	194,376
2007	34,600
Net operating lease commitments	$606,300

For the years ended December 31, 2004 and 2003, the Company incurred rent expense of $393,492 and $348,228, respectively. The Company sub-leased most of the Portland building to ANS during 2004 and received $124,300 of income that was used to offset the cost of leasing the facility. (See Note 13)

Litigation — From time to time, the Company is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. As of December 31, 2004, the Company is not aware of any legal proceedings or claims against the Company.

10. Major Customers
In 2004, sales from two customers represented $754,698 or 58%, and $143,054 or 11% respectively, of the Company’s sales from continuing operations. In 2003, one customer accounted for $1,153,434 or 69% of the Company’s sales from continuing operations. No other customer in 2004 or 2003 accounted for more than 10% of sales from continuing operations.

11. Retirement Plan

The Company offers a 401(k) employee savings plan with eligibility requirements of three months of service. There are no required employer contributions and no Company contributions were made to the plan during the years ended December 31, 2003 and 2004, respectively.

12. Discontinued Operations

In view of the continued losses incurred by the Company, the Board of Directors, in December 2003, concluded that a sale of existing assets or a business combination with another company was necessary. As a result of this effort, on March 8, 2004, the Company announced that an agreement had been reached to sell the assets of the Company’s Portland based wire and cable division to ANS of Dallas, Texas. The transaction closed on April 21, 2004, following the approval of the shareholders. The Company does not have any continuing obligations to ANS, and therefore, there are no risks of continuing ownership that apply to this transaction.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company accounted for the pending sale of the wire and cable division as a discontinued operation for the year ended December 31, 2003. Accordingly, the net operating results, assets held for sale and liabilities held for sale and net cash flows of the new wire and cable division were accounted for separately from those of continuing operations and reported as “Discontinued Operations.”

Note Payable to Shareholder represents the principal value of a note that was due on December 31, 2004.

The Company continued to operate the wire and cable division until the transaction closed on April 21, 2004. The results, including an allocation of interest expense, relating to the discontinued operations for the interim period between January 1, 2004 and April 20, 2004, as well as for the year ended December 31, 2003 are reflected in the following table.

	Year Ended December 31,
	2003	2004
Sales	$3,226,649	$749,195
Cost of Sales	3,147,100	599,340
Gross Profit (Loss)	79,549	149,855
Operating Expenses:
Research and development	517,910	133,614
Sales and marketing	502,332	59,188
General and administrative	197,970	55,325
Impairment loss on intangibles	149,242	—
Total Operating Expenses	1,367,454	248,127
Total Operating Loss	(1,287,905)	(98,272)
Total Other Expense	(48,452)	(24,605)
Net Loss	$(1,336,357)	$(122,877)

On April 21, 2004, the Company completed the previously announced sale of its wire and cable division to ANS. The Company recognized a loss of $129,816 on the transaction after taking into account transaction expense totaling $125,598. The results of this transaction are reported separately in the consolidated Statement of Operations and the details associated with the transaction are outlined below:

Value Received:
Cash	$1,500,000
Accounts payable transferred	75,491
Payoff of shareholder note	227,000
Gain on leased asset transfer	99,742
Total	$1,902,233
Value Transferred:
Intellectual property	$908,534
Property, plant and equipment	796,261
Inventory, net	201,656
Total	$1,906,451
Net liabilities	4,218
Transaction expenses (banking fees, legal expense and other costs)	125,598
Loss on sale of wire and cable division	($129,816)

13. Subsequent Events

Acquisition of Subsidiary

On April 8, 2005, the Company entered into a merger agreement and acquired 100% of the outstanding stock of Moore Electronics, Inc., an Oregon corporation ("MEI"), from two shareholders. On April 4, 2005, the Company incorporated microHelix Acquisition Corp., an Oregon corporation, as a 100% owned subsidiary of the Company. microHelix Acquisition Corp. was merged with MEI with MEI being the surviving corporation and becoming a wholly-owned subsidiary of the Company.

MEI, headquartered in Tualatin, Oregon, was founded in 1978 and is an independent manufacturer of customized cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies. MEI serves major medical equipment manufacturers and commercial equipment manufacturers. MEI will be operated as a wholly owned subsidiary of microHelix. MEI occupies a leased 33,000 square foot facility and employees 130 people. For the year ended December 31, 2004, MEI had unaudited sales of approximately $11,100,000 and operating income of approximately $75,000.

Issuance of Common Stock

The Company paid $3,000,000 for the stock of MEI which payment consisted of $1,500,000 in cash, $1,250,000 in the form of a promissory note and 250,000 shares of Series B Preferred Stock valued at $250,000. In addition, the Company refinanced $400,000 of bank debt owed by MEI. The promissory note bears interest at 10% per annum, with interest only payable for the first three months and then principal and interest amortized in monthly payments until April 2008. The promissory note may be prepaid at any time without penalty. The Company intends to engage an independent party to provide a “fair value” appraisal so the purchase cost of the MEI acquisition can be appropriately allocated to the various assets and liabilities acquired. Since the acquisition was completed on April 8, 2005, it is not practicable to include such information in this report.

In order to finance the acquisition of MEI, the Company sold 2 million shares of Series B Preferred Stock at $1.00 per share in a private placement. Each share of Series B Preferred Stock is convertible into four shares of Common Stock. Each share of Series B Preferred Stock is eligible for a cumulative dividend of $0.15 per share per annum, payable quarterly if declared by the Board of Directors of the Company. The Company can redeem the shares of Series B Preferred Stock at any time after April 8, 2006 for $1.50 per share. Series B Preferred Stock have the same voting rights as the holders of Common Stock and each Series B Preferred Stock shareholder is entitled to the number of votes as the shares of Common Stock into which such shares of Series B Preferred Stock could, at the time of such vote, be converted.

The Company and MEI also entered into an amended and restated loan and security agreement with Business Finance Inc. (BFI) dated as of April 5, 2005 that became effective on April 8, 2005 under which the Company and MEI can borrow up to $1,500,000 subject to advance rates on accounts receivable and inventories. The loan agreement amends and restates in its entirety the existing loan and security agreement dated October 7, 2004 between the Company and BFI. The loan agreement is scheduled to expire on April 8, 2006. The Company and MEI have granted security interests in the loan agreement to BFI covering substantially all of their respective assets.

Borrowings under the loan agreement will be used to refinance existing bank debt owed by the Company and MEI, to pay a portion of the purchase price of the MEI stock acquired by the Company in the merger and for general corporate purposes. Borrowings under the loan agreement will bear interest at the "deemed prime rate" plus 5%. The "deemed prime rate" equals the greater of the prime rate as published in The Wall Street Journal or 5.25%. The loan agreement contains customary affirmative and negative covenants and events of default for a secured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets.

The Company issued warrants on April 8, 2005 to its financial advisor and its affiliates to purchase a total of 478,000 shares of Common Stock. Such warrants can be exercised through April 7, 2015 for a price of $0.25 per share. The Company also issued a total of 123,000 shares of common stock to six of its employees and directors. These grants were unrestricted and were made for services related to the successful completion of the merger.

Sub Lease Rental Agreement

On March 8, 2005 the Company signed a sub-lease agreement with ANS whereby ANS has agreed to assume the lease obligation for the Company's facilities in Portland, Oregon beginning April 21, 2005 through the termination of the lease on November 30, 2005.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

The Company's Chief Executive Officer/Principal Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company's Chief Executive Officer/Principal Financial Officer concluded that, notwithstanding the material weakness discussed in the following paragraph, as of the evaluation date the Company's disclosure controls and procedures are designed to and are effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission is properly recorded, processed, summarized, and reported as required.

There were no changes in the Company's internal control over financial reporting during the year ended December 31, 2004 that materially affected, or were reasonably likely to materially affect the Company's internal control over financial reporting. However, in January 2005, our management and our newly appointed independent registered public accountants reviewed our 10-QSB filings for the periods ended March 31, 2004, June 30, 2004, and September 30, 2004, and reported to our Audit Committee two matters with regard to the interim financial statements prepared for the periods ending March 31, 2004 and June 30, 2004 that should be changed. Management believes these recommended adjustments to the interim financial statements reflect a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB"). The Company restated the 10-QSB’s for each quarter in 2004 due to a correction of an error for inventory reserves during the quarterly period ending March 31, 2004, and a reclassification of a one-time entry that recorded a sale of assets that occurred during the quarterly period ending June 30, 2004. Additional inventory reserves were provided for the quarterly period ending December 31, 2004. These material weakness issues have been discussed in detail among management, our Audit Committee, and our independent registered public accountants. The Company plans to hire additional finance personnel, make the necessary changes to strengthen inventory controls, and we will continue to evaluate our internal controls and procedures to identify any needed improvements.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the names of our directors. Also set forth is certain information with respect to each such person's age at March 25, 2005, principal occupation or employment during at least the past five years, the periods during which he or she has served as a director of microHelix and positions currently held with microHelix.

Name	Age	Position
James M. Williams	61	Director and Chairman of the Board
Tyram H. Pettit	54	Director, President, Chief Executive Officer, Vice President - Finance and Assistant Secretary
Terrence A. Rixford	69	Director and Secretary
John L. Crary	51	Director

James M. Williams has been a director of microHelix since 1998 and was elected Chairman of the Board in April 2003. He is currently the Chairman of Encore Senior Living, LLC one of the nation's largest privately held providers of senior living services. From Encore's inception in 1996 until his retirement in 2001, Mr. Williams was President and CEO. Prior to Encore, Mr. Williams was a co-founder, Chief Operating Officer and Vice-Chairman of Brim, Inc., one of the nation's leading hospital management companies, which merged into Province Healthcare Inc. in 1996. Mr. Williams obtained a B.S. in Engineering and an M.B.A. from Oregon State University.

Tyram H. Pettit has served as President and Chief Executive Officer of microHelix since August 2002, and has also served as our Vice-President - Finance and Assistant Secretary since June 2004. Mr. Pettit has been a director of microHelix since 1998, joined the Company in June 2001 as Director of Business Development, and served the Company as Chief Operating Officer from December 2001 to August 2002. Mr. Pettit has over 29 years of finance and management experience in commercial and investment banking with Bank of America, Union Bank and Glen Eden Capital and has served in various executive positions with several small growth companies, including CMC ReSearch, The Coast Airlines and Djangos.com. From 1988 to 1991, Mr. Pettit served as President of Vailwood Products, the manufacturer of Vailtex and LiquiGrip high performance latex exam gloves for the biotechnology and laboratory markets. Between 1983 and 1984, Mr. Pettit served the Reagan Administration as a Special Assistant in the Federal Aviation Administration. Mr. Pettit holds a B.A. in Liberal Arts from Pomona College and an M.B.A. in Finance from the Columbia University Graduate School of Business.

Terrence A. Rixford has been a director of microHelix since September 2001 and has been our Secretary since August 2002. Mr. Rixford also served as microHelix's Chief Financial Officer from September 2001 through April 2004, and as our Senior Vice President - Finance from August 2002 through April 2004. From 1998 to 2001, Mr. Rixford was involved in various charitable activities. From 1992 to 1998, Mr. Rixford was Vice President, Finance for Analogy, Inc., a software design company (subsequently acquired by Avant! Corporation in March 2000). During his employment at Analogy, Inc., he was involved with its initial public offering. Mr. Rixford has more than 30 years of experience in senior financial positions in the high technology industry. Mr. Rixford earned a B.S. in Business Administration from Mt. St. Mary's College and an M.B.A. in Accounting from the Cornell University Graduate School of Business.

John L. Crary became a director of microHelix in June 2001. Since 1999 Mr. Crary has been the managing member of Crary Enterprises, LLC, a private investment company. Since 1988 Mr. Crary has been an independent corporate financial advisor and private investor in various biotechnology, software and other early stage business ventures. Mr. Crary began his business career as an investment banker with E.F. Hutton & Company Inc. Mr. Crary is also a director of Scheid Vineyards, Inc. Mr. Crary holds a B.A. in Social Ecology from the University of California at Irvine and an M.B.A. from the Columbia University Graduate School of Business.

The following table sets forth certain information with respect to the executive officers and other significant employees of the Company.

Name	Age	Position
Tyram H. Pettit	54	Director, President, Chief Executive Officer, Vice President - Finance, and Assistant Secretary
David G. Martell	59	Vice-President - Ultrasound Division

Information concerning Mr. Pettit is set forth under the director section above.

Mr. David G. Martell was appointed a Vice President of microHelix in June 2004. Prior to his appointment he was General Manager of the Tucson/Nogales ultrasound assembly division for the Company. Mr. Martell was Operations Manager for Alcatel Cable for five years prior to joining microHelix. Mr. Martell was a co-founder of Vermont Semiconductor Inc., and has 35 years of management, engineering and business experience in micro miniature medical cable assembly, chip & wire, IC & hybrid assembly, thick film ceramic fabrication and electronic fuel gauging systems for space systems. Mr. Martell has managed manufacturing companies in Canada, the United States and Mexico. Mr. Martell attended Vermont State College and the DeVry Technical Institute for Electronic Engineering.

Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers.

Audit Committee

The current members of the Audit Committee are James M. Williams, John L. Crary and Terrence A. Rixford. Mr. Rixford is chairman of the Audit Committee. Mr. Rixford is qualified as an audit committee financial expert. Mr. Rixford is not an independent director under NASD Rule 4200(a) (15) since he is the Secretary of the Company, was employed by the Company within the past three years, and is compensated for accounting-related consulting services for the Company. Mr. Williams and Mr. Crary are independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who own more than 10 percent of the Common Stock to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10 percent of the Common Stock are required by the SEC's regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of such reports received the Company believes that the following Section 16(a) filing requirements applicable to its executive officers and directors were not filed in a timely manner: in December 2003 a corporation controlled by director James M. Williams, CTK Capital Corporation, and John L. Crary each agreed to convert $50,000 loans to the Company into shares of Common Stock at a conversion rate of $1.41 per share, and it does not appear that Form 4 filings were made to report such conversions. With regard to beneficial owners of more than 10 percent of the Common Stock, a Form 4 filed by Paulson Capital Corp. to reflect a transaction on September 28, 2004 in which its affiliate, Paulson Investment Company, Inc., converted a March 2003 promissory note into 277,907 shares of Common Stock was not filed until January 3, 2005. Each individual or entity referenced above has one instance when a Section 16(a) report was not filed on a timely basis, each report involving one transaction.

Code of Ethics

microHelix on April 6, 2005 adopted a code of ethics that applies to our directors, officers and employees. A copy of the code of ethics is attached as an exhibit to this report.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth certain information regarding compensation paid during the last three fiscal years to our President and Chief Executive Officer. No other executive officer received compensation in excess of $100,000 in any year.

	Annual Compensation			Long-Term Compensation Securities Underlying Options	All Other Compensation
Name	Year	Salary	Bonus
Tyram H. Pettit	2004	$ 90,000	$ 0	0	$ 0
	2003	$ 87,077	$ 0	16,667	$ 0
	2002 (1)	$ 98,000	$ 0	18,320	$ 0

(1)	Mr. Pettit served as Chief Operating Officer from January through August 2002 and was appointed President and Chief Executive Officer at that time.

Option Grants in Last Fiscal Year

No stock options were granted to executive officers in 2004.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth for the named executive officer the number and value of unexercised options as of December 31, 2004. No stock options were exercised by the named executive officer during 2004.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options At December 31, 2004		Value of Unexercised Options At December 31, 2004
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Tyram H. Pettit	0	$ 0	19,017	20,755	$ 0	$ 0

Director Compensation

A non-employee director compensation plan was approved at the Board of Directors meeting on June 6, 2002. During 2004, non-employee directors received a $2,000 annual retainer, $350 for each Board meeting attended and $200 for each committee meeting attended. In addition the Compensation Committee Chair and the Audit Committee Chair each received an additional $1,000 retainer. Non-employee directors are also reimbursed for their out-of-pocket expenses incurred on behalf of the Company. Employee directors do not receive any fees for serving on the Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management

A chart showing the securities authorized for issuance under equity compensation plans is contained in Item 5.

Common Stock Ownership of Certain Beneficial Owners

The following table sets forth information, as of April 8, 2005, with respect to the beneficial ownership of the Common Stock by each shareholder known by us to be the beneficial owner of more than five percent of the Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable on exercise of currently exercisable or convertible securities or securities exercisable or convertible within 60 days of April 8, 2005 are deemed beneficially owned and outstanding for computing the percentage owned by the person holding such securities, but are not considered outstanding for computing the percentage of any other person. Unless otherwise noted, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite that shareholder's name.

microHelix has outstanding as of April 8, 2005 2,082,746 shares of Common Stock, with each share having one vote. microHelix has outstanding as of April 8, 2005 2,250,000 shares of Series B Preferred Stock, with each share having four votes on an as-converted basis. Common Stock and Series B Preferred Stock vote together as a single class on virtually all matters. Therefore, as of April 8, 2005 11,082,746 votes are eligible to be cast by microHelix shareholders.

Class	Name and Address Of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Common	Richard G. Sass 02000 SW Palatine Hill Road Portland, OR 97219	605,543(1)	27.23%
Common	John L. Crary c/o microHelix, Inc. 16125 SW 72nd Avenue Portland, OR 97224	570,907(2)	22.40%
Common	Paulson Group(3) 811 SW Naito Parkway Portland, OR 97204	2,171,791(4)	56.26%
Common	Trust Company of America FBO Yee Ling Hayden 7103 S. Revere Pkwy Englewood, CO 88112	2,100,000(5)	50.21%
Common	Daniel E. Kern 1027 Goldenrod Ave Corona Del Mar, CA 92625	600,000(6)	22.37%
Common	SCG Capital, LLC 19495 Biscayne Blvd, #608 Aventura, FL 33100	600,000(7)	22.37%
Common	James M. Williams and CTK Capital Corporation c/o microHelix, Inc. 16125 SW 72nd Avenue Portland, Oregon 97224	675,901(8)	25.07%
Common	Southfield Communications LLC 485 Underhill Boulevard, Suite 205 Syosset, NY 11791	400,000(9)	16.11%
Common	Kleeman Family Trust 526 Via Sinosa Santa Barbara, CA 93110	400,000(10)	16.11%
Common	Terrence A. Rixford and Terrence and Elizabeth Rixford Revocable Living Trust dtd 9/9/94 c/o microHelix, Inc. 16125 SW 72nd Avenue Portland, Oregon 97224	248,485(11)	10.79%

Common	Tyram H. Pettit c/o microHelix, Inc. 16125 SW 72nd Avenue Portland, Oregon 97224	138,136(12)	6.37%
Common	Marti D. Lundy c/o microHelix, Inc. 19500 SW 90th Ct Tualatin, OR 97062	1,000,000(13)	32.44%
Common	Windstone Capital Partners 6232 North 32nd Street Phoenix, AZ 85018	220,848(14)	9.59%
Common	Tonkon Torp LLP Illiquid Trust fbo Kurt W. Ruttum 888 SW Fifth Avenue 1600 Pioneer Tower Portland, OR 97204	200,000(15)	8.76%
Common	Gustav Treske and E. L. Treske 3860 Rosepark Drive West Linn, OR 97068	145,500(16)	6.53%
Common	Theo Treske and Sara J. Treske 14335 Fosberg Road Lake Oswego, OR 97035	145,500(17)	6.53%
Common	Triangle Holdings LLC 3121 SW Moody Avenue Portland, OR 97239	200,000(18)	8.76%

(1)
Includes 14,417 shares of Common Stock held by the J.M. Ek Living Trust, of which Mr. Sass is a trustee, options to purchase 8,148 shares of Common Stock, and Class B warrants to purchase 133,045 shares of Common Stock, of which warrants to purchase 14,417 shares of Common Stock are held by the J.M. Ek Living Trust.

(2)
Includes 95,377 shares of Common Stock held in a trust of which Mr. Crary is both the trustee and the beneficiary, Class B warrants held by the trust to purchase 14,424 shares of Common Stock, options to purchase 7,772 shares of Common Stock, warrants to purchase units consisting of 21,667 shares of Common Stock and Class B warrants to purchase 21,667 shares of Common Stock, and 400,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock owned by three trusts for which Mr. Crary is the trustee.

(3)
Common Stock and Class B warrants to purchase Common Stock and Series B Preferred Stock (see note 4) are held by Paulson Investment Company, Inc. and Chester L. F. Paulson. Paulson Investment Company, Inc. is a registered broker/dealer and a wholly owned subsidiary of Paulson Capital Corp. Chester L. F. Paulson and Jacqueline M. Paulson are controlling managers of Paulson Family LLC, which is a controlling shareholder of Paulson Capital Corp. Mr. and Ms. Paulson and Paulson Family LLC disclaim any beneficial ownership of securities held in the names of Paulson Investment Company, Inc. or Paulson Capital Corp.

(4)
Includes Class B warrants to purchase 83,334 shares of Common Stock, held by Paulson Investment Company, Inc., and a warrant to purchase 46,942 Units, each Unit consisting of one share of Common Stock and one Class B warrant, of which the right to purchase 42,487 Units is held by Paulson Investment Company, Inc. and the right to purchase 4,455 Units is held by Chester L. F. Paulson. Also includes 1,600,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock owned by Paulson Investment Company, Inc.

(5)
Includes 2,000,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock and a warrant to purchase 100,000 shares of Common Stock, both owned by Trust Company of America FBO Yee Ling Hayden.

(6)	Includes 600,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock.

(7)	Includes 600,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock.

(8)
Includes 52,693 shares held by CTK Capital Corporation, a corporation controlled by Mr. Williams and his family, Class B warrants to purchase 4,700 shares of Common Stock, options to purchase 8,508 shares of Common Stock, and 600,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock.

(9)	Includes 400,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock.

(10)	Includes 400,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock.

(11)
Includes 29,000 shares of Common Stock held by the Terrence and Elizabeth Rixford Revocable Living Trust dtd 9/9/94 of which Mr. Rixford is a trustee and a beneficiary, options to purchase 18,819 shares of Common Stock, Class B warrants to purchase 666 shares of Common Stock, and 200,000 shares issuable upon conversion of Series B Preferred Stock.

(12)	Includes options to purchase 25,989 shares of Common Stock and 60,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock.

(13)	Includes 1,000,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock.

(14)	Includes warrants to purchase 220,848 shares of Common Stock.

(15)	Includes 200,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock.

(16)	Includes 145,500 shares of Common Stock issuable upon conversion of Series B Preferred Stock.

(17)	Includes 145,500 shares of Common Stock issuable upon conversion of Series B Preferred Stock.

(18)	Includes 200,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock.

Common Stock Ownership of Management

The following table sets forth information, as of April 8, 2005, with respect to the beneficial ownership of the Common Stock by (1) each of our directors; (2) our Chief Executive Officer; and (3) all directors and named executive officers as a group. The address of each person listed below is: c/o microHelix, Inc., 16125 SW 72nd Avenue, Portland, Oregon 97224. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable on exercise of currently exercisable or convertible securities or securities exercisable or convertible within 60 days of April 8, 2005 are deemed beneficially owned and outstanding for computing the percentage owned by the person holding such securities, but are not considered outstanding for computing the percentage of any other person. Unless otherwise noted, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite that shareholder's name.

Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Common	James M. Williams	675,901(1)	25.07%
Common	Tyram H. Pettit	138,136(2)	6.37%
Common	John L. Crary	570,907(3)	22.40%
Common	Terrence A. Rixford	248,485(4)	10.79%
Common	All executive officers and directors as a group (4 persons)	1,633,429(5)	47.11%

(1)
Includes 52,693 shares held by CTK Capital Corporation, a corporation controlled by Mr. Williams and his family, Class B warrants to purchase 4,700 shares of Common Stock, options to purchase 8,508 shares of Common Stock, and 600,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock.

(2)	Includes options to purchase 25,989 shares of Common Stock and 60,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock.

(3)
Includes 95,377 shares of Common Stock held in a trust of which Mr. Crary is both the trustee and the beneficiary, Class B warrants held by the trust to purchase 14,424 shares of Common Stock, options to purchase 7,772 shares of Common Stock, warrants to purchase units consisting of 21,667 shares of Common Stock and Class B warrants to purchase 21,667 shares of Common Stock, and 400,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock owned by three trusts for which Mr. Crary is the trustee.

(4)
Includes 29,000 shares of Common Stock held by the Terrence and Elizabeth Rixford Revocable Living Trust dtd 9/9/94 of which Mr. Rixford is a trustee and a beneficiary, options to purchase 18,819 shares of Common Stock, Class B warrants to purchase 666 shares of Common Stock, and 200,000 shares issuable upon conversion of Series B Preferred Stock.

(5)
Includes options to purchase a total of 61,088 shares of Common Stock, Class B warrants to purchase a total of 63,124 shares of Common Stock, and a total of 1,260,000 issuable upon conversion of Series B Preferred Stock.

Series B Preferred Stock Ownership of Certain Beneficial Owners

The following table sets forth information, as of April 8, 2005, with respect to the beneficial ownership of the Series B Preferred Stock by each shareholder known by us to be the beneficial owner of more than five percent of the Series B Preferred Stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise noted, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite that shareholder's name.

Class	Name and Address Of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Series B Preferred Stock	Trust Company of America FBO Yee Ling Hayden 7103 S. Revere Pkwy Englewood, CO 88112	500,000(1)	22.22%
Series B Preferred Stock	Marti D. Lundy c/o microHelix, Inc. 19500 SW 90th Ct Tualatin, OR 97062	250,000	11.11%
Series B Preferred Stock	Paulson Group(2) 811 SW Naito Parkway Portland, OR 97204	400,000(3)	17.78%
Series B Preferred Stock	Daniel E. Kern 1027 Goldenrod Ave Corona Del Mar, CA 92625	150,000	6.67%
Series B Preferred Stock	SCG Capital, LLC 19495 Biscayne Blvd, #608 Aventura, FL 33100	150,000	6.67%
Series B Preferred Stock	James M. Williams and CTK Capital Corporation c/o microHelix, Inc. 16125 SW 72nd Avenue Portland, Oregon 97224	150,000(4)	6.67%

(1)	Includes 500,000 shares of Series B Preferred Stock held by Trust Company of America FBO Yee Ling Hayden

(2)
Series B Preferred Stock (see note 3) held by Paulson Investment Company, Inc. Paulson Investment Company, Inc. is a registered broker/dealer and a wholly owned subsidiary of Paulson Capital Corp. Chester L. F. Paulson and Jacqueline M. Paulson are controlling managers of Paulson Family LLC, which is a controlling shareholder of Paulson Capital Corp. Mr. and Ms. Paulson and Paulson Family LLC disclaim any beneficial ownership of securities held in the names of Paulson Investment Company, Inc. or Paulson Capital Corp.

(3)	Includes 400,000 shares of Series B Preferred Stock held by Paulson Investment Company, Inc.

(4)	Includes 150,000 shares held by CTK Capital Corporation, a corporation controlled by Mr. Williams and members of his family

Series B Preferred Stock Ownership of Management

The following table sets forth information, as of April 8, 2005, with respect to the beneficial ownership of the Series B Preferred Stock by (1) each of our directors; (2) our Chief Executive Officer; and (3) all directors and named executive officers as a group. The address of each person listed below is: c/o microHelix, Inc., 16125 SW 72nd Avenue, Portland, Oregon 97224. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise noted, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite that shareholder's name.

Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Series B Preferred Stock	James M. Williams	150,000	(1)	6.67%
Series B Preferred Stock	Tyram H. Pettit	15,000		*
Series B Preferred Stock	John L. Crary	100,000	(2)	4.44%
Series B Preferred Stock	Terrence A. Rixford	50,000	(3)	2.22%
Series B Preferred Stock	All executive officers and directors as a group (4 persons)	315,000		14.00%
* Less than one percent.

(1)	Includes 150,000 shares of Series B Preferred Stock owned by CTK Capital Corporation, a corporation controlled by Mr. Williams and members of his family.

(2)
Includes 60,000 shares of Series B Preferred Stock held in a trust of which Mr. Crary is both the trustee and the beneficiary, and 40,000 shares of Series B Preferred Stock held in two trusts for which Mr. Crary is the trustee.

(3)	Includes 50,000 shares of Series B Preferred Stock held in a trust of which Mr. Rixford is both a trustee and a beneficiary.

Item 12. Certain Relationships and Related Transactions

microHelix was founded by Richard G. Sass, who beneficially owns more than five percent of microHelix Common Stock. microHelix Labs, Inc., a wholly owned subsidiary of microHelix that was merged into it in December 2000, borrowed a net amount of $1,093,312 from Richard G. Sass through a revolving line of credit. The loans accrued interest at 12 percent per annum until the merger on December 31, 2000. microHelix Labs, Inc. also borrowed $235,000 at 15 percent interest from the Sass Living Trust, of which Mr. Sass is a beneficiary. microHelix assumed the debt of microHelix Labs, Inc. in the merger. In February 2002 the Company agreed to make a payment of $100,000 in principal and $72,000 in accrued interest on the Sass Living Trust loan in exchange for a reduction of the interest rate to 7.5%. In January 2003 the Company paid the remaining $135,000 principal on the Sass Living Trust loan. All amounts due to Mr. Sass were paid in full in April 2004.

BioElectric Corporation, ("BioElectric") a subsidiary of microHelix also founded by Mr. Sass, borrowed a net amount of $1,042,003 from him through a revolving line of credit. On December 31, 2000, microHelix purchased substantially all of the assets and assumed all of the liabilities of BioElectric, including the loans by Mr. Sass. All loan amounts payable to Mr. Sass were paid in full in April 2004. BioElectric was dissolved in October 2004.

Mr. Sass also loaned microHelix $160,000 for the purchase of the assets of BioElectric on February 4, 2000 at 12 percent interest, and $383,885 for the purchase of the assets of the Alcatel ultrasound cable division at 12 percent interest on December 15, 1999. In addition, Mr. Sass loaned $546,945 to microHelix at 12 percent interest during 2000. In February 2002, the Company agreed to pay Mr. Sass $460,000 in accrued interest due on these loans in exchange for a reduction of the interest rate to 7.5 percent. In January 2003 the Company repaid a $135,000 note payable to Mr. Sass. In March 2003 the Company made a principal payment of $500,000 and $4,293 of interest due to Mr. Sass per the terms of the renegotiated loan agreements. As of April 1, 2003 the Company owed Mr. Sass $500,000. In July 2003 the Company repaid $173,000 to Mr. Sass and consolidated all outstanding notes payable to Mr. Sass in the amount of $337,000 in exchange for the release of a security interest in certain equipment. In December 2003 an additional $100,000 owed to Mr. Sass was converted to Common Stock at $1.41 per share. The Company paid interest to Mr. Sass or affiliates on these various borrowings of $92,281 and $42,869 in 2002 and 2003, respectively. At December 31, 2003, the Company owed Mr. Sass $227,000 pursuant to a promissory note bearing interest at a rate of 7.5% and maturing on December 31, 2004. This loan was paid in full in April 2004.

In addition, during 2003, the Company wrote off an aggregate of $44,941 of receivables from three corporations with which it conducted business that were controlled by Mr. Sass.

In December 2003, Mr. James A. Williams, Chairman of the Board, and Mr. John L. Crary, a director, each purchased $50,000 of Common Stock of the Company at a market price determined pursuant to a formula based on recent trading prices. The consideration paid by each of Mr. Williams and Mr. Crary was the cancellation of a promissory note made by the Company in an equivalent amount.

On March 28, 2003, the Company borrowed $200,000 from Paulson Investment Company, Inc. under a Cash Advance Agreement. On September 28, 2004, the outstanding balance payable to Paulson Investment Company, Inc., $113,941.55 including all accrued but unpaid interest, was converted into 277,907 shares of Common Stock at a conversion rate equal to the then-current market price of Common Stock of $0.41 per share.

The terms of the above transactions were as favorable to us or our affiliates as those generally available from unaffiliated third parties. Each transaction was ratified by a majority of our independent directors who did not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

All future transactions between microHelix and our officers, directors or five percent shareholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who are authorized to consult with independent legal counsel at the Company's expense.

Item 13. Exhibits

Exhibit Number	Description
3.1(6)	Amended and Restated Articles of Incorporation of microHelix, Inc., as amended November 16, 2001, December 5, 2003, and April 8, 2005
3.2(1)	Bylaws of microHelix, Inc.
4.1(1)	Form of Warrant Agreement among microHelix, Inc. and UMB Bank, n.a., as Warrant Agent, including the form of Class B Warrant
4.2(1)	Form of Unit Certificate
4.3(1)	Form of Warrant to Paulson Investment Company, Inc.
10.1(1)	Agreement to Provide Registration and Subscription Rights dated July 1, 1999 between
Richard G. Sass and The Polymer Technology Group
10.2(1)	Warrant dated March 27, 2000 to The Polymer Technology Group
10.3(1)	Warrant Agreement dated January 5, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank
10.4(1)	Amendment to Warrant Agreement dated May 31, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank
10.5(1)	Antidilution Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank
10.6(1)	Stock Transfer Restriction Agreement dated January 5, 2001 between microHelix, Inc. and
Imperial Bank, as predecessor-in-interest to Comerica Bank
10.7(1)	Form of Warrant for Bridge Loan for Pre-IPO Financing
10.8(1)	Standard Commercial-Industrial Lease Agreement dated August 1, 2000 between microHelix, Inc.
and La Bajada Land Company LLC
10.9(3)	Lease Amendment dated May 27, 2003 between microHelix, Inc. and La Bajada Land Company, LLC
10.10(1)	Addendum for Manufacturing Space Lease Agreement dated November 1, 2000 between
microHelix, Inc. and Javid LLC
10.11(1)	Addendum for Manufacturing Space Sub-Lease dated June 23, 2000 between microHelix, Inc.
And Agave Wire
10.12(1)	Lease Agreement dated April 20, 1992 between microHelix, Inc. and Pacific Realty Associates,
L.P., and lease amendments dated August 12, 1992, February 16, 1995, April 26, 1996
And July 3, 1997
10.13(2)	Lease Amendment dated October 28, 2002 between microHelix, Inc. and Pacific Realty
Associates, L.P.
10.14(3)	Lease Amendment dated April 8, 2003 between microHelix, Inc. and Pacific Realty Associates, L.P.
10.15(1)*	microHelix, Inc. 1998 Stock Incentive Plan
10.16(1)*	Form of Incentive Stock Option Agreement for 1998 Stock Incentive Plan
10.17(1)*	Form of Non-Statutory Stock Option Agreement for 1998 Stock Incentive Plan
10.18(1)*	microHelix, Inc. 2001 Stock Incentive Plan
10.19(1)*	Form of Incentive Stock Option Agreement for 2001 Stock Incentive Plan
10.20(1)*	Form of Non-Statutory Stock Option Agreement for 2001 Stock Incentive Plan
10.21(2)*	microHelix, Inc. 2002 Nonqualified Stock Option Plan
10.22(2)*	Terms and Conditions of Option Grant and/or Stock Purchase Under microHelix, Inc. 2002
Nonqualified Stock Option Plan
10.23(3)	Cash Advance Agreement dated March 28, 2003 between microHelix, Inc. and Paulson Investment Company, Inc. and Amendment dated June 13, 2003
10.24(6)	Agreement to Convert Loan to Stock dated September 28, 2004 between microHelix, Inc. and Paulson Investment Company, Inc.
10.25(4)	Asset Purchase Agreement dated March 5, 2004 between Advanced Neuromodulation Systems, Inc. and microHelix, Inc.
10.26(6)
Sublease dated April 21, 2004 between microHelix, Inc. as Sublandlord and Advanced Neuromodulation Systems, Inc. as Subtenant, and Amended and Restated Sublease between microHelix, Inc. as Sublandlord and Advanced Neuromodulation Systems, Inc. as subtenant dated effective April 21, 2005, with Consent to Amended and Restated Sublease among Pacific Realty Associates, L.P. as Landlord, microHelix, Inc. as Tenant, and Advanced Neuromodulation Systems, Inc. as Subtenant granted effective April 21, 2005

10.27(6)
Contractual Guideline for Shelter Program Relationships dated December 28, 1999 between Javid LLC and GrayScale, Inc. (which merged into microHelix, Inc. on December 31, 2000), and Lease Contract entered into through Javid LLC's subsidiary Camex de Nogales, S.A. de C.V. on behalf of microHelix, Inc. dated effective November 1, 2003

10.28(6)	Lease Agreement between microHelix, Inc. as Landlord, ADM De Mexico, Inc. as Tenant.
10.29(6)	Group Purchasing Agreement between microHelix, Inc. and Amerinet, Inc. dated September 24, 2004
10.30(6)	Agreement dated June 30, 2004 between microHelix, Inc. and MAGNET, Inc.
10.31(6)	Private Labeling and Supply Agreement dated May 1, 2004 between microHelix, Inc. and Tetrad Corporation
10.32(5)	Form of Warrant dated April 8, 2005 issued by microHelix, Inc. to financial advisors
10.33(6)	Loan and Security Agreement dated October 7, 2004 and Intellectual Property Security Agreement dated October 7, 2004, both between microHelix, Inc. and BFI Business Finance
10.34(3)	Promissory Note, Waiver to Amended and Restated Security Agreement, and Second Amended and Restated Security Agreement dated June 24, 2003 between microHelix, Inc. and Richard G. Sass
10.35(5)	Merger Agreement dated April 8, 2005 among microHelix, Inc., microHelix Acquisition Corp., Moore Electronics, Inc., Lawrence T. Moore and Marti D. Lundy
10.36(5)	Promissory Note dated April 8, 2005 made by microHelix, Inc. in favor of Marti D. Lundy
10.37(5)	Security Agreement dated April 8, 2005 among microHelix, Inc., Moore Electronics, Inc. and Marti D. Lundy
10.38(5)	Form of Series B Preferred Stock Purchase Agreement dated April 8, 2005 between microHelix, Inc. and purchasers of Series B Preferred Stock of microHelix, Inc.
10.39(5)	Form of Registration Rights Agreement dated April 8, 2005 between microHelix, Inc. and holders of Series B Preferred Stock of microHelix, Inc.
10.40(5)	Amended and Restated Loan and Security Agreement dated as of April 5, 2005 among microHelix, Inc., Moore Electronics, Inc. and BFI Business Finance
10.41(5)	Stock Pledge Agreement dated as of April 5, 2005 between microHelix, Inc. and BFI Business Finance
10.42(5)*	Employment Agreement dated April 8, 2005 between Marti D. Lundy and Moore Electronics, Inc.
10.43(5)
Lease dated August 15, 1999 between Sylvia B. Giustina and Moore Electronics, Inc. ("Tenant"), as modified and amended by a Memorandum of Understanding effective January 1, 2001, a First Addendum to Lease effective August 15, 2002, a Second Addendum to Lease effective August 15, 2002 and a Third Addendum to Lease effective April 7, 2005

14.1(6)	Policy on Business Ethics for Directors, Officers and Employees
21.1(6)	Subsidiaries
31.1(6)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(6)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(6)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________

(1) Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-65872), declared effective on November 16, 2001.
(2) Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.
(3) Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
(4) Incorporated by reference to the Company's Proxy Statement filed on March 23, 2004.
(5) Incorporated by reference to the Company's Form 8-K filed on April 14, 2005.
(6) Filed herewith.

* Management contract or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services

The following table shows the fees for the services provided by Deloitte & Touche LLP and Stonefield Josephson, Inc. Deloitte & Touche provided audit services in 2003 and 2004. In 2003 Deloitte & Touche billed the Company $122,240 and in 2004 Deloitte & Touche billed the Company $89,599 covering the audit for the fiscal year ended December 31, 2003. In January 2005, the Company engaged Stonefield Josephson, Inc. to conduct the audit for fiscal year ended December 31, 2004 and to perform SAS 100 reviews of the Company’s Form 10-QSB filings. The Company as of December 31, 2004 accrued $78,500 relating to services to be provided by Stonefield Josephson, Inc. relating to 2004. Tax fees included in 2004 relate to filing the required tax reports for the fiscal year ended December 31, 2003 and an accrual for tax preparation fees for the 2004 returns.

	2003	2004
Audit Fees	$122,240	$168,099
Audit Related Fees	0	0
Tax Fees	0	17,500
All Other Fees	0	0
Total Fees	$122,240	$185,599

The Audit Committee of the Board of Directors has not adopted formal pre-approval policies, but has the sole authority to engage the Company's outside auditing and tax preparation firms and must approve all tax consulting and auditing arrangements with the independent accounting firms prior to the performance of any services. Approval for such services is evaluated during the Audit Committee meetings and must be documented by signature of an Audit Committee member on the engagement letter of the independent accounting firm. All of the services in the chart above were approved by the Audit Committee.

SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned, thereunto duly authorized, on April 21, 2005.

MICROHELIX, INC.

By:	/s/ TYRAM H. PETTIT
Tyram H. Pettit
President, Chief Executive Officer and Vice President - Finance

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TYRAM H. PETTIT	President, Chief Executive Officer,	April 21, 2005
Tyram H. Pettit	Vice President - Finance and Director (Principal Executive, Financial and Accounting Officer)

/s/ TERRENCE A. RIXFORD	Secretary and Director	April 21, 2005
Terrence A. Rixford

/s/ JAMES M. WILLIAMS	Chairman and Director	April 21, 2005
James M. Williams

/s/ JOHN L. CRARY	Director	April 21, 2005
John L. Crary

EXHIBIT INDEX

Exhibit Number	Description

3.1(6)	Amended and Restated Articles of Incorporation of microHelix, Inc., as amended November 16, 2001, December 5, 2003, and April 8, 2005
3.2(1)	Bylaws of microHelix, Inc.
4.1(1)	Form of Warrant Agreement among microHelix, Inc. and UMB Bank, n.a., as Warrant Agent, including the form of Class B Warrant
4.2(1)	Form of Unit Certificate
4.3(1)	Form of Warrant to Paulson Investment Company, Inc.
10.1(1)	Agreement to Provide Registration and Subscription Rights dated July 1, 1999 between
Richard G. Sass and The Polymer Technology Group
10.2(1)	Warrant dated March 27, 2000 to The Polymer Technology Group
10.3(1)	Warrant Agreement dated January 5, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank
10.4(1)	Amendment to Warrant Agreement dated May 31, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank
10.5(1)	Antidilution Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank
10.6(1)	Stock Transfer Restriction Agreement dated January 5, 2001 between microHelix, Inc. and
Imperial Bank, as predecessor-in-interest to Comerica Bank
10.7(1)	Form of Warrant for Bridge Loan for Pre-IPO Financing
10.8(1)	Standard Commercial-Industrial Lease Agreement dated August 1, 2000 between microHelix, Inc.
and La Bajada Land Company LLC
10.9(3)	Lease Amendment dated May 27, 2003 between microHelix, Inc. and La Bajada Land Company, LLC
10.10(1)	Addendum for Manufacturing Space Lease Agreement dated November 1, 2000 between
microHelix, Inc. and Javid LLC
10.11(1)	Addendum for Manufacturing Space Sub-Lease dated June 23, 2000 between microHelix, Inc.
And Agave Wire
10.12(1)	Lease Agreement dated April 20, 1992 between microHelix, Inc. and Pacific Realty Associates,
L.P., and lease amendments dated August 12, 1992, February 16, 1995, April 26, 1996
And July 3, 1997
10.13(2)	Lease Amendment dated October 28, 2002 between microHelix, Inc. and Pacific Realty
Associates, L.P.
10.14(3)	Lease Amendment dated April 8, 2003 between microHelix, Inc. and Pacific Realty Associates, L.P.
10.15(1)*	microHelix, Inc. 1998 Stock Incentive Plan
10.16(1)*	Form of Incentive Stock Option Agreement for 1998 Stock Incentive Plan
10.17(1)*	Form of Non-Statutory Stock Option Agreement for 1998 Stock Incentive Plan
10.18(1)*	microHelix, Inc. 2001 Stock Incentive Plan
10.19(1)*	Form of Incentive Stock Option Agreement for 2001 Stock Incentive Plan
10.20(1)*	Form of Non-Statutory Stock Option Agreement for 2001 Stock Incentive Plan
10.21(2)*	microHelix, Inc. 2002 Nonqualified Stock Option Plan
10.22(2)*	Terms and Conditions of Option Grant and/or Stock Purchase Under microHelix, Inc. 2002
Nonqualified Stock Option Plan
10.23(3)	Cash Advance Agreement dated March 28, 2003 between microHelix, Inc. and Paulson Investment Company, Inc. and Amendment dated June 13, 2003
10.24(6)	Agreement to Convert Loan to Stock dated September 28, 2004 between microHelix, Inc. and Paulson Investment Company, Inc.
10.25(4)	Asset Purchase Agreement dated March 5, 2004 between Advanced Neuromodulation Systems, Inc. and microHelix, Inc.
10.26(6)
Sublease dated April 21, 2004 between microHelix, Inc. as Sublandlord and Advanced Neuromodulation Systems, Inc. as Subtenant, and Amended and Restated Sublease between microHelix, Inc. as Sublandlord and Advanced Neuromodulation Systems, Inc. as subtenant dated effective April 21, 2005, with Consent to Amended and Restated Sublease among Pacific Realty Associates, L.P. as Landlord, microHelix, Inc. as Tenant, and Advanced Neuromodulation Systems, Inc. as Subtenant granted effective April 21, 2005

10.27(6)
Contractual Guideline for Shelter Program Relationships dated December 28, 1999 between Javid LLC and GrayScale, Inc. (which merged into microHelix, Inc. on December 31, 2000), and Lease Contract entered into through Javid LLC's subsidiary Camex de Nogales, S.A. de C.V. on behalf of microHelix, Inc. dated effective November 1, 2003

10.28(6)	Lease Agreement between microHelix, Inc. as Landlord, ADM De Mexico, Inc. as Tenant.
10.29(6)	Group Purchasing Agreement between microHelix, Inc. and Amerinet, Inc. dated September 24, 2004

10.30(6)	Agreement dated June 30, 2004 between microHelix, Inc. and MAGNET, Inc.
10.31(6)	Private Labeling and Supply Agreement dated May 1, 2004 between microHelix, Inc. and Tetrad Corporation
10.32(5)	Form of Warrant dated April 8, 2005 issued by microHelix, Inc. to financial advisors
10.33(6)	Loan and Security Agreement dated October 7, 2004 and Intellectual Property Security Agreement dated October 7, 2004, both between microHelix, Inc. and BFI Business Finance
10.34(3)	Promissory Note, Waiver to Amended and Restated Security Agreement, and Second Amended and Restated Security Agreement dated June 24, 2003 between microHelix, Inc. and Richard G. Sass
10.35(5)	Merger Agreement dated April 8, 2005 among microHelix, Inc., microHelix Acquisition Corp., Moore Electronics, Inc., Lawrence T. Moore and Marti D. Lundy
10.36(5)	Promissory Note dated April 8, 2005 made by microHelix, Inc. in favor of Marti D. Lundy
10.37(5)	Security Agreement dated April 8, 2005 among microHelix, Inc., Moore Electronics, Inc. and Marti D. Lundy
10.38(5)	Form of Series B Preferred Stock Purchase Agreement dated April 8, 2005 between microHelix, Inc. and purchasers of Series B Preferred Stock of microHelix, Inc.
10.39(5)	Form of Registration Rights Agreement dated April 8, 2005 between microHelix, Inc. and holders of Series B Preferred Stock of microHelix, Inc.
10.40(5)	Amended and Restated Loan and Security Agreement dated as of April 5, 2005 among microHelix, Inc., Moore Electronics, Inc. and BFI Business Finance
10.41(5)	Stock Pledge Agreement dated as of April 5, 2005 between microHelix, Inc. and BFI Business Finance
10.42(5)*	Employment Agreement dated April 8, 2005 between Marti D. Lundy and Moore Electronics, Inc.
10.43(5)
Lease dated August 15, 1999 between Sylvia B. Giustina and Moore Electronics, Inc. ("Tenant"), as modified and amended by a Memorandum of Understanding effective January 1, 2001, a First Addendum to Lease effective August 15, 2002, a Second Addendum to Lease effective August 15, 2002 and a Third Addendum to Lease effective April 7, 2005

14.1(6)	Policy on Business Ethics for Directors, Officers and Employees
21.1(6)	Subsidiaries
31.1(6)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(6)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(6)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________

(1) Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-65872), declared effective on November 16, 2001.

(2) Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

(3) Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

(4) Incorporated by reference to the Company's Proxy Statement filed on March 23, 2004.

(5) Incorporated by reference to the Company's Form 8-K filed on April 14, 2005.

(6) Filed herewith.

* Management contract or compensatory plan or arrangement.