Form 10QSB
period 2005-03-31
MICROHELIX INC
filed 2005-05-16
CIK 1142406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _______________

Commission File No. 001-16781

MICROHELIX, INC.
(Name of small business issuer in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	91-1758621 (I.R.S. Employer Identification No.)

19500 SW 90th Court Tualatin, Oregon (Address of principal executive offices)	97062 (Zip Code)

(503) 692-5333
(Issuer's telephone number)
_________________________________

16125 SW 72nd Ave.; Portland, OR 97224 (Former address of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 6, 2005, there were 2,082,746 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

 MICROHELIX, INC.

Quarterly Report on Form 10-QSB
Three Months Ended March 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MICROHELIX, INC.

CONSOLIDATED BALANCE SHEET

March 31, 2005
(UNAUDITED)
Assets
Current Assets:
Cash	$17,768
Accounts receivable, net of allowance of $16,513	311,754
Inventories, net	223,060
Prepaid expenses	18,397
Total current assets	570,979
Property and equipment — net	95,839
Other assets — net	71,884
Total assets	$738,702
Liabilities and Shareholders’ Deficiency
Current Liabilities:
Accounts payable	$379,183
Accrued liabilities	217,352
Line of credit	191,544
Note payable	1,684
Total current liabilities	789,763
Note payable, less current maturities	8,363
Total liabilities	798,126
Shareholders’ Deficiency:
Preferred Stock, no par value, 3,500,000 shares authorized, none issued and outstanding at March 31, 2005,
Common stock, no par value, 25,000,000 shares authorized, 1,959,713 issued and outstanding at March 31, 2005	14,473,409
Additional paid-in capital	6,487,417
Accumulated deficit	(21,020,250)
Total shareholders’ deficiency	(59,424)
Total liability and shareholders’ deficiency	$738,702

The accompanying notes are an integral part of these consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2004	2005

Sales	$279,797	$418,684
Cost of Sales	459,519	340,108
Gross profit (loss)	(179,722)	78,576
Operating Expenses:
Research and development	54,585	-----
Sales and marketing	3,145	4,946
General and administrative	321,279	196,299
Total operating expenses	379,009	201,245
Loss from operations	(558,731)	(122,669)
Other Income (Expense):
Interest income	369	-----
Interest expense	(3,981)	(7,966)
Gain on sale of asset	-----	500
Other expense — net	(3,612)	(7,466)
Net loss from continuing operations	(562,343)	(130,135)
Discontinued operations:
Loss from operations of wire and cable division	(129,214)	------
Net loss	$(691,557)	$(130,135)

Loss per common share - basic and diluted:
Net loss from continuing operations	$(.33)	$(.07)
Net loss from discontinued operations	(.08)	----
Net loss	$(.41)	$(.07)
Weighted average shares used in per share calculation — basic and diluted	1,681,806	1,959,713

The accompanying notes are an integral part of these consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2004	2005
Cash Flows from Operating Activities:
Net loss from continuing operations	$(562,343)	$(130,135)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	122,757	10,092
Inventory reserves	73,518	10,000
Stock compensation expense	5,387	----
Loss from operations of wire and cable division	(129,214)	----
Change in:
Accounts receivable, net	38,432	(98,477)
Inventories	20,106	(53,383)
Prepaid expenses	14,888	5,937
Intangible and other assets	9,986	(71,884)
Accounts payable	266,074	200,768
Accrued liabilities	213,019	61,439
Net cash provided by (used in) operating activities	72,610	(65,643)
Cash Flows from Investing Activities -
Capital expenditures	(4,789)	(10,728)
Cash Flows from Financing Activities:
Proceeds from borrowings against notes payable and lines of credit	874,285	462,554
Principal payments on notes payable and lines of credit	(825,571)	(408,934)
Principal payments on capital lease obligations	(57,469)	-----
Proceeds from borrowing — long term note	-----	10,047
Net cash used in financing activities	(8,755)	63,667
Change in cash	59,066	(12,704)
Cash, beginning of period	48,767	30,472
Cash, end of period	$107,833	$17,768
Supplemental disclosure of cash flow information — Cash paid for interest	$16,854	$3,755

The accompanying notes are an integral part of these consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2005 and March 31, 2004

1.	Summary of Significant Policies

Nature of Operations — microHelix, Inc. (the "Company"), is primarily engaged in the design, manufacture, and sale of cable assemblies for use in medical and commercial devices and systems.

Basis of Presentation — The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods.

Principles of Consolidation — These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, BioElectric Corporation ("BioElectric"). In 2004, BioElectric was dissolved. All material inter-company accounts have been eliminated in consolidation.

Reclassifications — Certain reclassifications have been made to the three months ended March 31, 2004 consolidated financial statements to conform to the presentation of the three months ended March 31, 2005 consolidated financial statements.

Going Concern — These consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and had negative cash flows from operations during each of the past two years and, at March 31, 2005, had an accumulated deficit of $21,020,250. This indicates that the Company may be unable to continue as a going concern for a reasonable period of time. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. Subsequent to March 31, 2005, microHelix announced a material development that may favorably impact its ability to continue as a going concern as described below.

On April 13, 2005, the Company announced that it had completed the acquisition of 100% of the stock of privately-held Moore Electronics, Inc. ("MEI") for consideration of $3,000,000. The Company also refinanced $400,000 of MEI bank debt. MEI will be operated as a wholly-owned subsidiary of the Company and had 2004 unaudited revenues of approximately $11,100,000 and unaudited net income of approximately $70,000. (See Note 7)

MEI manufactures cable assemblies for a broad mix of customers, serving major medical device manufacturers with components for defibrillators and patient monitoring devices and serving commercial equipment manufacturers in diverse markets including instrumentation, semi-conductors and robotics.

Stock-Based Compensation — SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months ended March 31, 2004 and March 31, 2005:

	Three Months Ended March 31,
	2004	2005

Net loss, as reported	$(691,557)	$(130,135)
Deduct: Total stock based employee compensation expense determined under APB 25 method	—	—
Deduct: Total stock-based employee compensation expense determined under SFAS 123 method.	(60,782)	(27,188)
Pro forma net loss	$(752,339)	$(157,323)
Basic and diluted net loss per common share:
As reported	$(0.41)	$(0.07)
Pro forma	$(0.45)	$(0.08)

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants:

	Three Months Ended March 31,
	2004	2005
Risk-free interest rate	4.000%	4.000%
Dividend yield	0.0%	0.0%
Expected volatility	99%	99%
Expected option lives	4 years	4 years

There were no options exercised or granted during the three months ended March 31, 2004 and 2005.

Net Loss per Share — The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2005, the outstanding number of potentially dilutive common shares totaled 1,255,095 shares of common stock, consisting of options to purchase 117,867 shares of common stock, Class B warrants to purchase 926,833 shares of common stock, and other warrants to purchase 210,395 shares of common stock. At March 31, 2004, the outstanding number of potentially dilutive common shares totaled 1,333,313 shares, consisting of options to purchase 196,085 shares of common stock, Class B warrants to purchase 926,833 shares of common stock, and other warrants to purchase 210,395 shares of common stock. However, as the Company has net losses, their effect is anti-dilutive and has not been included in the diluted weighted average earnings per share as shown on the Consolidated Statements of Operations.

2.	Customer Concentration

Approximately $157,000 of sales for the three months ended March 31, 2005 were made to one customer. Included in receivables at March 31, 2005 is approximately $157,000 due from this customer.

3.	Inventories

Inventories are as follows:

Finished goods	$50,900
Raw materials	393,208
Total inventory	444,108
Less: Reserves	(221,048)
Net Inventory	$223,060

4.	Other Assets

Certain costs associated with both the financing and acquisition of MEI were incurred during the three month period ended March 31, 2005. These expenditures have been identified and represented on the consolidated balance sheet as a long-term deferred cost pending the completion and final accounting for the transaction that will occur during the second quarter, ending June 30, 2005. All costs associated with the financing effort will be offset against the proceeds and those costs associated with the acquisition will be added to the purchase price of MEI.

Deferred Costs - Financing	$51,618
Deferred Costs - Acquisition	20,266
$71,884

5.	Loss Per Share

Basic net loss per share has been computed by dividing net loss by the weighted average number of shares outstanding during each period. Diluted loss per share would be computed by dividing net loss by the weighted average common stock and common stock equivalent shares outstanding during each period using the treasury stock method for employee stock option plans and warrants, if the common equivalent shares were not anti-dilutive. Common stock equivalents were anti-dilutive for all periods presented, so diluted and basic earnings per share are the same.

6.	Sub Lease Rental Agreement

On March 8, 2005, the Company signed a sub-lease agreement with Advanced Neuromodulation Systems, Inc. ("ANS"), which in April 2004 purchased the Company's wire and cable division, whereby ANS has agreed to assume the lease obligation for the Company's facilities in Portland, Oregon beginning April 21, 2005 through the termination of the lease on November 30, 2005.

7.	Subsequent Events

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

MEI, headquartered in Tualatin, Oregon, was founded in 1978 and is an independent manufacturer of customized cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies. MEI serves major medical equipment manufacturers and commercial equipment manufacturers. MEI will be operated as a wholly-owned subsidiary of microHelix. MEI occupies a leased 33,000 square foot facility and employees 130 people. For the year ended December 31, 2004, MEI had unaudited sales of approximately $11,100,000 and net income of approximately $70,000.

The Company acquired all the outstanding stock of MEI for consideration totaling $3,000,000, which consisted of $1,500,000 in cash, $1,250,000 in the form of a promissory note and 250,000 shares of Series B Preferred Stock valued at $250,000. In addition, the Company refinanced $400,000 of bank debt owed by MEI. The promissory note bears interest at 10% per annum, with interest only payable for the first three months and then principal and interest amortized in monthly payments until April 2008. The promissory note may be prepaid at any time without penalty. The Company intends to engage an independent party to provide a "fair value" appraisal so the purchase cost of the MEI acquisition can be appropriately allocated to the various assets and liabilities acquired. Since the acquisition was completed on April 8, 2005, it is not practicable to include such information in this report.

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

The Company and MEI also entered into an amended and restated loan and security agreement with BFI Business Finance (“BFI”) dated as of April 5, 2005 that became effective on April 8, 2005, under which, the Company and MEI can borrow up to $1,500,000, subject to advance rates on accounts receivable and inventories. The loan agreement amends and restates in its entirety the existing loan and security agreement dated October 7, 2004 between the Company and BFI. The loan agreement is scheduled to expire on April 8, 2006. The Company and MEI have granted security interests in the loan agreement to BFI covering substantially all of their respective assets.

Borrowings under the loan agreement will be used to refinance existing bank debt owed by the Company and MEI, to pay a portion of the purchase price of the MEI stock acquired by the Company in the merger and for working capital purposes. Borrowings under the loan agreement will bear interest at the "deemed prime rate" plus 5%. The "deemed prime rate" equals the greater of the prime rate as published in the Wall Street Journal or 5.25%. The loan agreement contains customary affirmative and negative covenants and events of default for a secured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets.

Issuance of Common Stock

The Company issued warrants on April 8, 2005 to its financial advisor and its affiliates to purchase a total of 478,000 shares of Common Stock. Such warrants can be exercised through April 7, 2015 for a price of $0.25 per share. The Company also issued on April 8, 2005 a total of 123,000 shares of common stock to six of its employees and directors. These grants were unrestricted and were made for services related to the successful completion of the merger.

* * * * * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion provides information that management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.

Forward-Looking Statements

Statements in this filing, which are not historical facts, are “forward-looking” statements under the provisions of the Private Securities Litigation Reform Act of 1995, as amended. Such statements reflect management’s current views and estimates of future economic and market circumstances, industry conditions, company performance and financial results. Words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are subject to risks and uncertainties that could cause the Company’s actual future results to differ materially from the results discussed herein. Factors that could adversely affect future events, transactions or results include, but are not limited to, our ability to compete successfully in the medical ultrasound business; our ability to execute our business plan; the delay in the sale of commercial quantities of our products caused by regulatory review of our customer’s products into which they are incorporated; the concentrated nature of our customer base which causes fluctuations in our revenue and earnings and adds unpredictability of our quarterly sales and earnings; the uncertain market acceptance of our new ultrasound products; and competition from larger competitors with more financial resources; and other risks and factors as are described from time to time in the Company’s Securities and Exchange Commission filings, including but not limited to, the risks detailed in the “Risk Factors” section of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The forward-looking statements contained in this Form 10-QSB speak only as of the date on which they are made, and the Company undertakes no obligation and does not intend to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this filing. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to product returns, bad debts, inventories, prepaid expenses, income taxes, warranty obligations, and other contingencies. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policy and related judgments and estimates affect the preparation of our consolidated financial statements:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2005

The discussion that follows relates primarily to the activities of the Company’s ultrasound division as all activity for the wire and cable division was classified for reporting purposes as discontinued operations. The reporting for discontinued operations is included only for the three months ended March 31, 2004 as the sale of the wire and cable division was completed on April 21, 2004. Sales for the first quarter of 2005 were $418,684 compared to sales of $279,797 recorded in the first quarter a year ago, or an increase of $138,887 or 50% that largely can be attributed to a single customer. As a result of this significant increase in shipments, the gross profit for the first quarter of 2005 was $78,576 compared to a negative gross margin of $179,722 in the first quarter of 2004. This improvement in margin can be attributed to increased factory efficiency due to higher volume and a reduction in the provisions for inventory reserves.

Total operating expenses for the first quarter of 2005 were $201,245 compared to a total of $379,009 incurred during the first quarter of 2004. Research and development expense for the first quarter of 2004 was $54,585 compared with no expenditures in this area during the first quarter of 2005 as the Company’s internal development replacement probe program was concluded in 2004.

General and administrative expenses were $196,299 for the first quarter of 2005 compared to $321,279 incurred during the first quarter of 2004. This reduction of $124,980 can primarily be attributed to a reduction in building lease expense as ANS has sub-let the vast majority of the building, and reductions in audit and tax fees, in insurance premiums and in outside service expenses. All of these reductions can be attributed to the reduced size of the Company’s operations associated with the sale to ANS.

The loss from continuing operations was $130,135 for the first quarter of 2005, compared to a loss from continuing operations of $562,343 for the first quarter of 2004. This improvement resulted from an improvement in gross margin of $258,298 plus a reduction in expenses of $177,764 in engineering and general and administrative expenses and an increase in other income of $3,854. The wire and cable division financial results have been reported as discontinued operations and for the first quarter of 2004 the net loss for this division was $129,214. The division was sold in April 2004; accordingly, there are no operations to report in the first quarter of 2005.

The net loss for the Company was $130,135 for the first quarter of 2005 compared with a net loss of $691,557 for the same quarter a year ago. This reduction in losses for the Company can be attributed to an improvement of $432,208 in the continuing operations of the ultrasound division and a reduction in corporate expenses and the elimination of the losses from the wire and cable operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had $17,768 in cash compared to a balance as of December 31, 2004 of $30,472. During the first quarter of 2005, the Company used $65,643 of cash in operating activities and another $10,728 for capital expenditures. These expenditures were primarily financed through the Company’s existing line of credit.

On April 8, 2005 the Company entered into a merger agreement and acquired 100% of the outstanding stock of Moore Electronics, Inc., an Oregon corporation (“MEI”), from two shareholders. In order to finance the acquisition of MEI, the Company sold 2 million shares of Series B preferred stock at $1.00 per share in a private placement. In addition, the Company and MEI also entered into an amended and restated loan and security agreement with BFI Business Finance (“BFI”) dated as of April 5, 2005 that became effective on April 8, 2005, under which, the Company and MEI can borrow up to $1,500,000, subject to advance rates on accounts receivable and inventories. Although the Company expects these new financing arrangements will provide a portion of the capital resources to operate and expand the business, the Company may need additional capital that we have not yet secured. If these proceeds are not sufficient, the Company may be required to seek additional financing and such financing could be dilutive to existing shareholders or may not be available on reasonable terms or at all. (See Note 7 to Consolidated Financial Statements)

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Principal Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Company's Chief Executive Officer/Principal Financial Officer concluded that, notwithstanding the material weakness discussed in the following paragraph, as of the evaluation date the Company's disclosure controls and procedures are designed to and are effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission is properly recorded, processed, summarized, and reported as required.

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or were reasonably likely to materially affect the Company's internal control over financial reporting. However, as noted in the Company’s 10-KSB filing for the period ended December 31, 2004, in January 2005 our management and our newly appointed independent registered public accountants reviewed our 10-QSB filings for the periods ended March 31, 2004, June 30, 2004, and September 30, 2004. As a result of these reviews, the newly appointed independent registered accountants reported to our Audit Committee two adjustments with regard to the interim financial statements prepared for the periods ending March 31, 2004 and June 30, 2004 that needed to be made. Management acknowledged that these recommended adjustments to the interim financial statements reflect a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB"). The Company restated its 10-QSB reports for each quarter in 2004 due to a correction of an error for inventory reserves during the three months ended March 31, 2004, and a reclassification of a one-time entry that recorded a sale of assets that occurred during the three months ended June 30, 2004. Additional inventory reserves were provided for the three months ended December 31, 2004. These material weakness issues have been discussed in detail among management, our Audit Committee, and our independent registered public accountants. The Company plans to hire additional finance personnel and make the necessary changes to strengthen inventory controls. The Company will continue to evaluate its internal controls and procedures to identify any required improvements.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

Exhibit 3.1(2)	Amended and Restated Articles of Incorporation of microHelix, Inc., as amended November 16, 2001, December 5, 2003, and April 8, 2005
Exhibit 3.2(1)	Bylaws of microHelix, Inc.
Exhibit 4.1(1)	Form of Warrant Agreement among microHelix, inc. and UMB Bank, n.a., as Warrant Agent, including the form of Class B Warrant
Exhibit 4.2(1)	Form of Unit Certificate
Exhibit 4.3(1)	Form of Warrant to Paulson Investment Company, Inc.
Exhibit 31.1(3)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2(3)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(3)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Registration Statement on Form SB-2 (Reg. No. 333-65872), declared effective on November 16, 2001.
(2)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROHELIX, INC.

Signature	Title	Date

/s/ Tyram H. Pettit	President, Chief Executive Officer, and	May 16, 2005
Tyram H. Pettit	Vice President - Finance of microHelix, Inc.
(Principal Executive Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1(2)	Amended and Restated Articles of Incorporation of microHelix, Inc., as amended November 16, 2001, December 5, 2003, and April 8, 2005
3.2(1)	Bylaws of microHelix, Inc.
4.1(1)	Form of Warrant Agreement between microHelix, Inc. and UMB Bank, n.a., as Warrant Agent, including the form of Class B Warrant
4.2(1)	Form of Unit Certificate
4.3(1)	Form of Warrant to Paulson Investment Company, Inc.
31.1(3)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(3)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(3)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Registration Statement on Form SB-2 (Reg. No. 333-65872), declared effective on November 16, 2001.
(2)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.
(3)	Filed herewith.