Form 10QSB
period 2005-06-30
MICROHELIX INC
filed 2005-09-19
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the Transition Period from to

Commission file number: 001-16781

MICROHELIX, INC
(Exact Name of Small Business Issuer as Specified in its Charter)

Oregon	91-1758621
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

19500 SW 90th Court Tualatin, Oregon	97062
(Address of Principal Executive	(Zip Code)
Offices)

(Issuer’s Telephone Number, Including Area Code): 503-692-5333

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

As August 31, 2005, there were 2,082,746 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

microHelix, Inc.
Quarterly Report on Form 10-QSB
Quarter Ended June 30, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

The accompanying unaudited consolidated financial statements of microHelix, Inc. (the “Company”) include all adjustments (consisting only of normal recurring accruals and adjustments) that management considers necessary for fair presentation of financial position as of June 30, 2005 and operating results for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005.
.
MICROHELIX, INC.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)
JUNE 30, 2005

Assets
Current Assets:
Cash	163,272
Accounts receivable, net of allowance of $27,849	685,804
Inventories, net of reserves	1,059,451
Prepaid expenses and other current assets	34,366
Total current assets	1,942,893

Property and equipment - net	937,098
Intangible assets - net	708,668
Goodwill	1,581,974
Other Assets	107,144

Total assets	$5,277,777

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$833,058
Accrued liabilities	778,156
Accrued Dividends	84,375
Line of credit	512,782
Obligations under capital lease	9,864
Notes payable to shareholders	372,369
Customer deposits	159,439
Total current liabilities	2,750,043

Long-Term Liabilities:
Obligations under capital lease, less current maturities	13,524
Deferred tax liability	615,156
Notes payable to shareholders, less current maturities	977,631
Total long-term liabilities	1,606,305
Total liabilities	4,356,384

Shareholders’ Equity:
Preferred Stock, no par value, 5,000,000 shares authorized,	1,975,793
2,250,000 issued and outstanding
Common stock, no par value, 25,000,000 shares authorized,	14,495,549
2,082,746 shares issued and outstanding
Additional paid-in capital	6,403,042
Accumulated deficit	(21,952,955)
Total shareholders’ equity	921,429
Total liability and shareholders’ equity	$5,277,777

The accompanying notes are an integral part of these consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Sales	$2,443,595	$187,867	$2,862,279	$469,211
Cost of sales	2,318,168	327,364	2,658,276	760,690
Gross profit (loss)	125,427	(139,497)	204,003	(291,479)
Operating Expenses:
Research and development	—	8,375	—	62,958
Sales and marketing	137,930	(463)	142,876	30,396
General and administrative	770,660	181,196	966,456	502,475
Amortization of intangibles	55,780	—	55,780	—
Total operating expenses	964,370	189,108	1,165,112	595,829

Loss from operations	(838,943)	(328,605)	(961,109)	(887,308)

Other income (expense):
Interest and other income	450	29,053	450	29,421
Interest expense	(57,245)	(11,403)	(65,212)	(15,410)
Total other income (expense):	(56,795)	17,650	(64,762)	14,011

Net loss from continuing operations	(895,738)	(310,955)	(1,025,871)	(873,297)

Discontinued operations:
Income (loss) from operations of wire and cable division	—	6,337	—	(122,877)
Loss on sale of wire and cable division	—	(129,816)	—	(129,816)

Net loss	(895,738)	(434,434)	(1,025,871)	(1,125,990)
Preferred Dividends	(84,375)	—	(84,375)	—
Net loss available to common shareholders	$(980,113)	$(434,434)	$(1,110,246)	$(1,125,990)

Loss per share available to common stockholders - basic and diluted
Net loss from continuing operations	$(.48)	$(0.18)	$(.55)	$(0.51)
Net loss from discontinued operations	—	(0.08)	—	(0.16)
Net loss	$(.48)	$(0.26)	$(.55)	$(0.67)

Weighted average number of shares outstanding -
Basic and diluted	2,051,996	1,681,806	2,012,460	1,681,806

The accompanying notes are an integral part of these consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended	Six months ended
Cash Flows Provided By (Used For) Operating Activities:	June 30, 2005	June 30, 2004

Net loss from continuing operations	$(1,025,871)	$(873,297)
Adjustments to reconcile net loss from continuing operations to cash provided by
(used in) operating activities:
Depreciation -capital assets	77,428	39,805
Amortization - intangible assets	55,780	—
Provision for doubtful accounts	(20,642)	—
Provision for inventory reserves	(1,653)	73,518
Common stock issued for services	22,140	10,774
Loss from operations of wire and cable division	—	(122,877)
Loss from sale of wire and cable division	—	(129,816)

Change in assets and liabilities:
(Increase) Decrease in assets:
Accounts receivable	166,356	309,521
Inventories	279,028	(49,959)
Prepaid expenses and other current assets	(16,983)	5,421

Increase (Decrease) in liabilities:
Accounts payable	164,668	(363,462)
Accrued liabilities	142,458	(154,844)
Net cash used in operating activities	(157,291)	(1,255,216)

Cash Flows from Investing Activities:
Cash for stock of Moore Electronics	(1,500,000)	—
Cash used to pay-off loan of Moore Electronics	(412,683)	—
Net book value of wire and cable division sold	—	1,625,909
Net cash provided by /(used in) investing activities	(1,912,683)	1,625,909

Cash Flows from Financing Activities:
Proceeds from preferred stock offering, net of expenses	1,725,793	—
Proceeds from line of credit net	2,531,161	1,002,786
Payments on line of credit	(2,148,011)	(1,252,079)
Proceeds from issuance of notes payable to shareholders	100,000	—
Net cash provided by /(used in) financing activities	2,208,943	(249,293)

Change in cash	138,969	121,400
Cash, beginning of period	24,303	48,767
Cash, end of period	$163,272	$170,167

Supplemental Cash Flow Information:
Interest paid	$47,268	$18,093
Income taxes paid	$—	$—

Supplemental Disclosure of Non-cash Investing Activities:
Purchase price acquisition of Moore Electronic details:
Fair value of assets acquired	4,558,702	—
Liabilities assumed	(1,146,019)	—
Note payable to former shareholders of Moore as part of the acquisition price	(1,250,000)	—
Preferred stock issued to former shareholder of Moore as part of the acquisition price	(250,000)	—
Cash paid	1,912,683	—
Preferred dividends	(84,375)	—

The accompanying notes are an integral part of these consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Six Months Ended June 30, 2005 and 2004

1. Summary of Significant Accounting Policies and Basis of Presentation

Nature of Operations— microHelix, Inc. (the “Company”), is primarily engaged in the design, manufacture, sale and distribution of cable assemblies for use in medical and commercial devices and systems.

Basis of Presentation— The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods

Principles of Consolidation — These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Moore Electronics, Inc. (“Moore”), that was acquired on April 8, 2005. All material inter-company accounts have been eliminated in consolidation.

Reclassifications — Certain reclassifications have been made to the six months ended June 30, 2004 consolidated financial statements to conform to the presentation of the six months ended June 30, 2005 consolidated financial statements.

Going Concern— These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and had negative cash flows from operations during each of the past two years and at June 30, 2005 had an accumulated deficit of $21,952,955. This indicates that the Company may be unable to continue as a going concern for a reasonable period of time. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Stock-Based Compensation—SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’ net loss and loss per share would be increased to the pro forma amounts indicated below for the three and six months ended June 30, 2005 and 2004, respectively.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2005	2004	2005	2004

Net loss available to common shareholders, as reported	$(980,113)	$(434,434)	$(1,110,246)	$(1,125,990)
Deduct: Total stock-based employee compensation expense determined under SFAS 123 method.	(23,398)	(60,782)	(50,586)	(60,782)
Pro forma net loss	$(1,003,511)	$(495,216)	$(1,160,832)	$(1,186,772)
Basic and diluted net loss per common share:
As reported	(.49)	(.26)	(.58)	(.67)
Pro forma	(.49)	(.29)	(.58)	(.74)

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants:

	Three Months Ended June 30,
	2005	2004
Dividend yield	None	None
Risk-free interest rate	4.0%	4.0%
Expected volatility	99%	99%
Expected option lives	4.0 years	4.0 years

There were no options exercised or granted during the three and six months ended June 30, 2005 and 2004.

Net Loss per Share—The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2005, the outstanding number of potentially dilutive common shares totaled 10,739,156 shares of common stock, consisting of options to purchase 117,867 shares of common stock, Class B warrants to purchase 926,833 shares of common stock, other warrants to purchase 694,456 shares of common stock, and Series B Preferred Stock convertible into 9,000,000 shares of common stock. At June 30, 2004 , the outstanding number of potentially dilutive common shares totaled 1,255,095 shares, consisting of options to purchase 117,867 shares of common stock, Class B warrants to purchase 926,833 shares of common stock, and other warrants to purchase 210,395 shares of common stock. However, as the Company has net losses, their effect is anti-dilutive and has not been included in the diluted weighted average earnings per share as shown on the Consolidated Statements of Operations.

Recent Accounting Pronouncements - In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

2. Customer Concentration

For the three months ended June 30, 2005 and 2004, approximately $1,828,000 and $2,302,000 in sales were made to three customers and the accounts receivable balance for these customers as of June 30, 2005 totaled approximately $210,000. For the six months ended June 30, 2005 and 2004, appoximately $3,969,000 and $4,679,000 in sales were made to three customers.

3. Business Combination

On April 8, 2005, the Company entered into a merger agreement and acquired 100% of the outstanding stock of Moore Electronics, Inc. (“Moore”) from two shareholders. Moore, headquartered in Tualatin, Oregon, was founded in 1978 and is a manufacturer of customized cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies. Moore serves many of the major medical equipment manufacturers and many of the leading commercial equipment manufacturers in the test and measurement and semi-conductor industries. Moore is operated as a wholly owned subsidiary. The Company anticipates that the acquisition of the Moore workforce and customer contacts will allow the Company to offer a broader product line to their common customers. The acquisition of the Moore manufacturing process technology combined with the Company’s manufacturing capability in Mexico should enable the Company to compete more cost effectively in the complex cable assembly market.

The Company paid $3,000,000 for 100% of the 2,000 shares of common stock of Moore, which consisted of $1,500,000 in cash, $1,250,000 in the form of a promissory note and 250,000 shares of microHelix Series B Preferred Stock valued at $250,000. In addition, the Company refinanced $413,000 of bank debt owed by Moore. The total purchase price for Moore totaled $3,413,000. In order to finance the acquisition of Moore, the Company sold 2.0 million shares of Series B Preferred Stock at $1.00 per share in a private placement. Each share of Series B Preferred Stock is convertible into four shares of Common Stock. Each share of Series B Preferred Stock is eligible for a cumulative dividend of $0.15 per share per annum, payable in either cash or stock quarterly when, as and if declared by the Board of Directors of the Company.

The purchase price allocation included in these financial statements is based on preliminary information received from the valuation firm. Accordingly, the final purchase accounting adjustments may be materially different from those included in these financial statements. The Company expects, but cannot guarantee, to receive the final valuation report in time to include the final purchase price adjustments in the financial statements for the period ended September 30, 2005.

The fair value of assets acquired and liabilities assumed was recorded in the Company’s balance sheet as of April 8, 2005, the effective date of the acquisition, and the results of operations of Moore have been included in the Company’s consolidated results of operations for the period from April 8, 2005 through June 30, 2005.

The following table summarizes the total purchase consideration as of the date of acquisition by major asset and liability classification:

Category	Value
Net tangible assets	$907,984
Property and Equipment fair value adjustment	773,427
Customer lists and contacts	526,732
Manufacturing process technology	237,716
Goodwill (net of tax benefit)	966,824
Total purchase consideration	$3,412,683

The following unaudited pro forma financial information presents the combined results of operations of the Company and Moore as if the acquisition had occurred at the beginning of the periods presented in the table below. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or the financial position of the Company that would have been reported had the acquisition been effective as of the beginning of the periods presented and should not be interpreted as indicative of the future consolidated results of operations or to be representative of the future financial condition of the Company. For the three and six months ended June 30, 2004, the Company recorded a net loss from operations of its discontinued wire and cable division combined with a loss on the eventual sale of this same division.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Sales	$2,989,588	$3,208,822	$5,799,163	$6,500,420
Net loss from continuing operations	$(947,778)	$(168,438)	$(1,040,583)	$(513,751)
Net loss	$(947,778)	$(291,917)	$(1,040,583)	$(766,444)
Net loss per share from continuing operations	$(.46)	$(.10)	$(.52)	$(.31)
Net loss per share	$(.46)	$(.17)	$(.52)	$(.46)

4. Inventories

Inventories at June 30, 2005 are as follows:

Finished goods	$229,315
Work-in process	263,633
Raw materials	760,899
Total inventory	1,253,847
Less: reserves	(194,396)
Net inventory	$1,059,451

5. Loss Per Share

Basic net loss per share has been computed by dividing net loss by the weighted average number of shares outstanding during each period. Diluted loss per share would be computed by dividing net loss by the weighted average common stock and common stock equivalent shares outstanding during each period using the treasury stock method for employee stock option plans and warrants, if the common stock equivalent shares were not anti-dilutive. Common stock equivalents were anti-dilutive for all periods presented, so diluted and basic earnings per share are the same.

6. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net identified tangible and intangible assets of the acquired business. Goodwill must be tested for impairment at least on an annual basis, or if an event occurs or circumstances change prior to the annual test of impairment, then the carrying value of goodwill must be tested on an interim basis. Considering that the goodwill carrying value was recently established with the Moore acquisition on April 8, 2005 there is not a need, as of this reporting period, to test for impairment. The annual review to determine if the carrying value of goodwill is impaired will be performed in the three month period ended March 31, 2006, providing that the assumptions relating to the carrying value of goodwill remain the same.

As a result of the Moore purchase, the Company acquired identifiable defined life intangible assets such as customer contacts and lists and manufacturing process technology. The customer lists and contacts are amortized on a straight-line basis over a 3 year period and the manufacturing process technology is amortized over a 5 year period on a straight-line basis. The Company will continue to amortize these identifiable intangible assets over these lives unless an event occurs or circumstances change that indicate that the carrying value of these assets may not be recoverable. The following table reflects the cost of other identifiable intangible assets and the accumulated amortization related to these respective assets as of June 30, 2005:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists and contacts	$526,732	$43,894	$482,838
Manufacturing process technology	237,716	11,886	225,830
Total other intangible assets	$764,448	$55,780	$708,668

The Company expects to record annual amortization expense of approximately $167,000 in 2005, $223,000 in 2006, $223,000 in 2007, $91,000 in 2008, $48,000 in 2009 and $12,000 in 2010 related to the other identifiable intangible assets purchased in the Moore acquisition.

7. Equity

On April 8, 2005, the Company issued 2.25 million shares of Series B Preferred Stock at $1.00 per share in a private placement. Each share of Series B Preferred Stock is currently convertible into four shares of Common Stock (as adjusted for stock splits, stock dividends, reclassifications and the like). Each share of Series B Preferred Stock is eligible for a cumulative annual dividend of $0.15 per share, when, as and if declared by the Board of Directors. Declared dividends are payable either in cash or in shares of the Company’s Common Stock at the election of the Company’s Board of Directors. The Company may call the Series B Preferred Stock for redemption at any time after March 31, 2006 for $1.50 per share (as adjusted for stock splits, stock dividends, reclassifications and the like). Shares of Series B Preferred Stock has the same voting rights as the shares of Common Stock into which they are convertible. Currently each share of Series B Preferred Stock is entitled to four votes on all matters submitted to the shareholders of the Company. The holders of at least 25% of the outstanding shares of Series B Preferred Stock may require the Company to register for resale under federal securities laws the shares of Common Stock issuable upon conversion of the Series B Preferred Stock. This demand registration right may be exercised only once. Certain "piggyback" registration rights also apply to the shares of Common Stock issuable upon conversion of the Series B Preferred Stock.

The Company issued warrants on April 8, 2005 to its financial advisor and its affiliates to purchase a total of 478,000 shares of Common Stock for services rendered in connection with the Series B Preferred Stock offering. Such warrants can be exercised through April 7, 2015 for a price of $0.25 per share. The company also issued on April 8, 2005 a total of 123,000 shares of common stock to six of its employees and directors. These grants were unrestricted and were made for services related to the successful completion of the merger.

* * * * * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion provides information that management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.

Forward-Looking Statements

Statements in this filing which are not historical facts are “forward-looking” statements under the provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current views and estimates of future economic and market circumstances, industry conditions, company performance and financial results. Words such as “may,”  “should,”  “expects,”  “plans,”  “anticipates,”  “believes,”  “estimates,”  “predicts,”  “intends,”  “potential,”  “continue,” and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are subject to risks and uncertainties that could cause the Company’s actual future results to differ materially from the results discussed herein. Factors that could adversely affect future events, transactions or results include, but are not limited to; our ability to compete successfully in the medical ultrasound business; our ability to execute our business plan; the delay in the sale of commercial quantities of our products caused by regulatory review of our customer’s products into which they are incorporated; the concentrated nature of our customer base which causes fluctuations in our revenue and earnings and adds unpredictability of our quarterly sales and earnings; the uncertain market acceptance of our new ultrasound products; and competition from larger competitors with more financial resources; and other risks and factors as are described from time to time in the Company’s Securities and Exchange Commission filings, including but not limited to, the risks detailed in the “Risk Factors” section of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The forward-looking statements contained in this Form 10-QSB speak only as of the date on which they are made, and the Company undertakes no obligation and does not intend to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this filing. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

Revenue Recognition— The Company recognizes revenue from commercial sales of micro cables, connectors, customized cable, assemblies, wire harnesses and electro-mechanical assemblies when title passes, which is upon shipment. Commercial sales are made F.O.B. point of shipment. The products must be physically shipped from the factory. In some cases, tooling that has been paid for by a customer may remain at the Company or at a vendor. Returns are limited to nonconforming products and the volume of returns to the Company has been insignificant. The Company does not establish reserves for returns because they are minimal.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

On April 8, 2005, the Company entered into a merger agreement and acquired 100% of the outstanding stock of Moore from two shareholders. Moore, headquartered in Tualatin, Oregon, was founded in 1978 and is a manufacturer of customized cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies. Moore serves many of the major medical equipment manufacturers and many of the leading commercial equipment manufacturers in the test and measurement and semi-conductor industries. Moore is operated as a wholly owned subsidiary. As a result of this acquisition the financial results of the Moore subsidiary are included in the both the three and six month periods from April 8, 2005 through June 30, 2005.

Total sales for the three month period ended June 30, 2005 were $2,443,595 compared to sales of $187,867 in the same three month period a year ago. The significant increase is due to the acquisition of Moore and the inclusion of its results in the quarter. Sales for the ultrasound division of microHelix for the three month period ended June 30, 2005 were $341,486, an increase of $153,619 over sales of $187,867 recorded in the same period a year ago. For the six month period ended June 30, 2005, total sales were $2,862,279 compared with sales of $469,211 recorded in the first six months of 2004. For the six month period ended June 30, 2005, sales of the ultrasound division were $750,217 compared with sales of $455,164 in the six month period ended June 30, 2004.

Gross profit for the three month period ended June 30, 2005 was $125,427 compared a negative gross margin of $139,497 during the same three month period a year ago. The gross margin improvement is primarily related to the acquisition of Moore. On a year to date basis, the gross margin was $204,003 compared to a negative margin of $291,479 recorded by the ultrasound division during the first six months of 2004. Although gross margins have improved in the ultrasound division during the first six months of 2005 compared to this same period in 2004 the gross margin remains negative for the division and the Company believes that anticipated higher shipment levels, although these are not guaranteed by any means, should enable the division to record a positive gross margin during the last six months of 2005.

Total operating expenses for the three month period ended June 30, 2005 were $964,370 compared to $189,108 for the same period a year ago. This increase in expenses can be identified by three factors: first, the inclusion of the Moore expenses in the period; second, the inclusion of approximately $300,000 of costs such as legal fees, auditing fees and accounting fees associated with the acquisition of Moore; third, the inclusion of approximately $106,000 of additional amortization expense related to intangible assets acquired in the acquisition of Moore. For the six month period, total operating expenses were $1,165,112 compared to the first six months of last year expenses of $595,829. The reasons for the increase in this period are primarily due to the same factors that impacted the results of the second quarter ended June 30, 2005.

The loss from continuing operations was $895,738 for the three month period ended June 30, 2005 compared to a loss from continuing operations of $310,955 during the same period a year ago. Although the gross profit improved $264,924 for the three month period ended June 30, 2005 compared to the same period a year ago, this improvement was more than offset by the one time expenses associated with the Moore acquisition, amortization expenses related to the acquired assets and increased interest expense. For the six months ended June 30, 2005, the net loss was $1,025,871 compared to a net loss for this same period a year ago of $1,125,990 that included losses related to discontinued operations of $252,693.

LIQUIDITY AND CAPITAL RESOURCES

The Company acquired Moore on April 8, 2005. The accompanying statement of cash flows includes the results of Moore from April 8, 2005 through June 30, 2005 combined with the results of microHelix from January 1, 2005 through June 30, 2005. As of June 30, 2005, the Company had a cash balance of $163,272 compared to a cash balance as of December 31, 2004 of $30,472, an increase of $132,800.

The Company financed the acquisition of Moore by raising $1,725,793 in net proceeds from a preferred stock offering, by issuing $1,350,000 in notes payable to shareholders, issuing $250,000 of preferred stock and by borrowing the balance against the Company’s line of credit. The Company paid $3,412,683 for Moore..

During the six month period ended June 30, 2005, the Company used $157,291 in operating activities. The loss from operations was $1,025,871 and this was principally reduced by $133,208 in depreciation and amortization, an increase in trade accounts payable and accrued liabilities and reductions in inventories and accounts receivable. The increase of $138,969 in the cash balance during this reporting period represents the net of cash used in operations of $157,291 plus $1,912,683 used, in investing activities offset by $2,208,943 cash provided from financing activities.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Principal Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company's Chief Executive Officer/Principal Financial Officer concluded that, notwithstanding the material weakness discussed in the following paragraph, as of the evaluation date the Company's disclosure controls and procedures are designed to and are effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission is properly recorded, processed, summarized, and reported as required. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

As noted in the Company’s 10-KSB filing for the year ended December 31, 2004, in January 2005, our management and our newly appointed independent registered public accountants reviewed our 10-QSB filings for the periods ended March 31, 2004, June 30, 2004, and September 30, 2004. As a result of these reviews, the newly appointed independent registered accountants reported to our Audit Committee two adjustments with regard to the interim financial statements prepared for the periods ending March 31, 2004 and June 30, 2004 that needed to be made. Management acknowledged that these recommended adjustments to the interim financial statements reflected a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB"). The Company restated its 10-QSB reports for each quarter in 2004 due to a correction of an error for inventory reserves during the three months ended March 31, 2004, and a reclassification of a one-time entry that recorded a sale of assets that occurred during the three months ended June 30, 2004. Additional inventory reserves were provided for the three months ended December 31, 2004. These material weakness issues have been discussed in detail among management, our Audit Committee, and our independent registered public accountants. The Company will continue to evaluate its internal controls and procedures to identify any required improvements. In reaching the conclusion that the Company’s disclosure controls and procedures were effective as of June 30, 2005, notwithstanding such material weaknesses in 2004, the Company’s Chief Executive Officer/Chief Financial officer relied on his reviw of the processes used by the Company in preparing its financial statements, which indicated that such weaknesses were confined to isolated instances and did not reflect systemic weaknesses in the Company’s disclosure controls and procedures. The Company has changed its methodology for recording inventory reserves to better reflect actual and planned usages of inventory. The Company also hired in the three months ended June 30, 2005 a Corporate Controller to enhance its ability to record entries associated with dispositions of assets. The Corporate Controller is also expected to continue to improve the Company’s internal controls, financial systems and reporting procedures. The Company’s Chief Executive officer/Chief Financial Officer also consulted with the Company’s independent registered public accountants, with the Company’s Audit Committee and with Company personnel with financial reporting responsibilities.

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Tyram H. Pettit	President, Chief Executive Officer	September 19, 2005
Tyram H. Pettit	and Chief Financial Officer