Form 10QSB/A
period 2004-03-31
MICROHELIX INC
filed 2005-10-07
CIK 1142406

_________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------
FORM 10-QSB/A
(Amendment No. 2)
-------------------

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934
For the quarterly period ended March 31, 2004
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT  OF 1934
For the Transition Period from _______________ to _______________

Commission File No. 001-16781
-------------------
MICROHELIX, INC.
(Name of small business issuer in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	91-175821 (I.R.S. Employer Identification No.)
19500 SW 90th Court Tualatin, Oregon (Address of principal executive offices)	97062 (Zip Code)

(503) 692-5333
(Issuer's telephone number)
_________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of September 26, 2005, there were 2,096,080 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

EXPLANATORY NOTE

On February 7, 2005 we filed with the Securities and Exchange Commission Amendment No. 1 to our quarterly report on Form 10-QSB for the period ended March 31, 2004 ("Amendment No. 1"). Amendment No. 1 included financial statements that were reviewed by our independent registered public accounting firm, and provided new officer certifications. This Amendment No. 2 to our quarterly report on Form 10-QSB for the period ended March 31, 2004 includes the report of our independent registered public accounting firm that accompanied the financial statements included with Amendment No. 1, and provides new officer certifications.

THIS AMENDED QUARTERLY REPORT REFLECTS CHANGES FROM THE QUARTERLY REPORT FILED ON APRIL 29, 2004 AND AMENDMENT NO. 1 FILED ON FEBRUARY 7, 2005 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

The information in this Amendment is as of the date of the original Amendment No. 1 filing on February 7, 2005 for the quarterly period ended March 31, 2004, and does not reflect any subsequent information or events other than the report by the independent registered public accounting firm referred to above. All information contained in this Form 10-QSB/A, Amendment No. 1 and in the original Form 10-QSB is subject to updated information contained in filings made with the Securities and Exchange Commission subsequent to April 29, 2004.

 MICROHELIX, INC.

Quarterly Report on Form 10-QSB/A
(Amendment No. 2)
Quarterly Period Ended March 31, 2004

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 31.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1     Report of Independent Registered Public Accounting Firm

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROHELIX, INC.

Signature	Title	Date

/s/ Tyram H. Pettit	President, Chief Executive Officer,	October 7, 2005
Tyram H. Pettit	and Vice President - Finance of
microHelix, Inc.
(Principal Executive Officer and
Principal Financial Officer)