Form 10QSB/A
period 2004-09-30
MICROHELIX INC
filed 2005-10-07
CIK 1142406

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

EXPLANATORY NOTE

On February 7, 2005 we filed with the Securities and Exchange Commission Amendment No. 1 to our quarterly report on Form 10-QSB for the period ended September 30, 2004 ("Amendment No. 1"). Amendment No. 1 included financial statements that were reviewed by our independent registered public accounting firm, and provided new officer certifications. This Amendment No. 2 to our quarterly report on Form 10-QSB for the period ended September 30, 2004 includes the report of our independent registered public accounting firm that accompanied the financial statements included with Amendment No. 1, and provides new officer certifications.

THIS AMENDED QUARTERLY REPORT REFLECTS CHANGES FROM THE QUARTERLY REPORT FILED ON NOVEMBER 15, 2004 AND AMENDMENT NO. 1 FILED ON FEBRUARY 7, 2005 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

The information in this Amendment is as of the date of the original Amendment No. 1 filing on February 7, 2005 for the quarterly period ended September 30, 2004, and does not reflect any subsequent information or events other than the report by the independent registered public accounting firm referred to above. All information contained in this Form 10-QSB/A, Amendment No. 1 and in the original Form 10-QSB is subject to updated information contained in filings made with the Securities and Exchange Commission subsequent to November 15, 2004.

 MICROHELIX, INC.

Quarterly Report on Form 10-QSB/A
(Amendment No. 2)
Quarterly Period Ended September 30, 2004

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