Form 10QSB
period 2005-09-30
MICROHELIX INC
filed 2005-11-21
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended September 30, 2005

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
Offices)

(Issuer's Telephone Number, Including Area Code): 503-692-5333

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

As of November 18, 2005, there were 2,116,246 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

microHelix, Inc.
Quarterly Report on Form 10-QSB
Quarter Ended September 30, 2005

TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION	3

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED	3
Consolidated balance sheet as of September 30, 2005	3
Consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004	4
Consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004	5
Notes to consolidated financial statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	15

ITEM 3. CONTROLS AND PROCEDURES	17

PART II — OTHER INFORMATION	18

ITEM 6. EXHIBITS	18

SIGNATURE
EXHIBIT 10.1
CERTIFICATION
EXHIBIT 31.1
EXHIBIT 31.2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

MICROHELIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
SEPTEMBER 30, 2005

Assets
Current Assets:
Cash	$121,282
Accounts receivable, net of allowance of $74,551	1,038,812
Inventories, net of reserves	1,256,103
Prepaid expenses and other current assets	74,503
Total current assets	2,490,700

Property and equipment - net	973,148
Intangible assets - net	620,733
Goodwill	1,620,218
Total assets	$5,704,799

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$1,264,510
Accounts payable-related parties	63,947
Accrued liabilities	528,027
Accrued dividends	168,750
Line of credit	760,982
Obligations under capital leases	10,193
Notes payable to shareholders	479,261
Customer deposits	156,969
Total current liabilities	3,432,639

Long-Term Liabilities:
Obligations under capital lease, less current maturities	10,821
Deferred tax liability	534,104
Notes payable to shareholders, less current maturities	870,739
Total long-term liabilities	1,415,664
Total liabilities	4,848,303

Shareholders' Equity:
Preferred Stock, no par value, 5,000,000 shares authorized, 2,250,000 issued and outstanding	1,975,793
Common stock, no par value, 25,000,000 shares authorized, 2,116,246 issued and outstanding	14,505,264
Additional paid-in capital	6,318,667
Accumulated deficit	(21,943,228)
Total shareholders' equity	856,496
Total liabilities and shareholders' equity	$5,704,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
		(restated)		(restated)

Sales	$2,853,555	$414,627	$5,715,834	$883,839
Cost of sales	2,294,342	337,028	4,952,618	1,097,716
Gross profit (loss)	559,213	77,599	763,216	(213,877)
Operating Expenses:
Research and development	—	671	—	63,618
Sales and marketing	163,083	(4,410)	305,959	25,987
General and administrative	347,354	179,497	1,313,810	681,973
Amortization of intangibles	50,769	—	106,549	—
Total operating expenses	561,206	175,758	1,726,318	771,578

Loss from operations	(1,993)	(98,159)	(963,102)	(985,455)

Other income (expense):
Interest and other income	—	7,927	450	37,348
Interest expense	(69,351)	(4,073)	(134,563)	(19,496)
Loss on sale of assets	—	(3,688)	—	(3,688)
Other income (expense) - net	(69,351)	166	(134,113)	14,164
Loss from continuing operations	(71,344)	(97,993)	(1,097,215)	(971,291)

Discontinued operations:
Income (loss) from operations of wire and cable division		—	—	(122,877)
Loss on sale of wire and cable division	—	—	—	(129,816)

Provision (Benefit) for Income Taxes	(81,074)	—	(81,074)	—
Net Profit (loss)	9,730	(97,993)	(1,016,141)	(1,223,984)
Preferred Dividends	(84,375)	—	(168,750)	—
Net loss available to common shareholders	$(74,645)	$(97,993)	$(1,184,891)	$(1,223,984)

Net loss per share available to common shareholders - basic and diluted:

Net loss per share from continuing operations	$(.03)	$(.06)	$(.54)	$(.57)
Net loss per share from discontinued operations	—	—	—	(.16)

Net profit ( loss)	$.00	$(.06)	$(.50)	$(.73)

Weighted average number of shares outstanding - Basic and Diluted	2,091,121	1,774,442	2,036,896	1,712,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Cash Flows Provided By (Used For) Operating Activities:	Nine months ended September 30, 2005	Nine months ended September 30, 2004
		(restated)

Net loss from continuing operations	$(1,097,215)	$(971,291)
Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operating activities:
Depreciation -capital assets	155,441	60,651
Amortization - intangible assets	105,741	—
Provision for doubtful accounts	26,060	—
Provision for inventory reserves	(34,327)	73,518
Common stock issued for services	31,855	16,162
Benefit for deferred income taxes	81,074	—
Loss from operations of wire and cable division	—	(122,877)
Loss from sale of wire and cable division	—	(129,816)

Change in assets and liabilities:
(Increase) Decrease in assets:
Accounts receivable	(233,354)	194,317
Inventories	115,051	(91,230)
Prepaid expenses and other current assets	(202,979)	55,806
Intangibles, other assets and deposits	—	8,874
Increase (Decrease) in liabilities:
Accounts payable	660,067	(289,919)
Accrued liabilities	(38,142)	(165,127)
Net cash used in operating activities	(430,728)	(1,355,932)

Cash Flows from Investing Activities:
Cash for stock of Moore Electronics	(1,500,000)	—
Cash used to pay-off loan of Moore Electronics	(412,683)	—
Capital Expenditures	(22,922)	(1,885)
Net book value of wire and cable division sold	—	1,624,369
Net cash provided by /(used in) investing activities	(1,935,605)	1,622,484

Cash Flows from Financing Activities:
Proceeds from line of credit	4,830,321	1,002,786
Payments on line of credit	(4,198,971)	(1,252,079)
Proceeds from issuance of notes payable to shareholders	100,000	—
Net cash provided by /(used in) financing activities	2,457,143	(249,293)

Change in cash	90,810	17,259
Cash, beginning of period	30,472	48,767
Cash, end of period	$121,282	$66,026

Supplemental Cash Flow Information:
Interest paid	$99,302	$37,035
Income taxes paid	$—	$—

Supplemental Disclosure of Non-cash Investing Activities:
Purchase price acquisition of Moore Electronic details:
Fair value of assets acquired	$4,558,702	—
Liabilities assumed	(1,146,019)	—
Note payable to former shareholders of Moore as part of the acquisition price	(1,250,000)	—
Preferred stock issued to former shareholder of Moore as part of the acquisition price	(250,000)	—
Cash paid	1,912,683	—
Preferred dividends	$(168,750)	—

Supplemental disclosure of non-cash Financing Activities:
Common stock issued for services	$31,855	$16,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Nine Months Ended September 30, 2005 and 2004

1. Summary of Significant Accounting Policies and Basis of Presentation

Nature of Operations— microHelix, Inc. (the "Company"), is primarily engaged in the design, manufacture, sale and distribution of cable assemblies for use in medical and commercial devices and systems.

Basis of Presentation— The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods

Principles of Consolidation — These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Moore Electronics, Inc. ("Moore"), that was acquired on April 8, 2005. All material inter-company accounts have been eliminated in consolidation.

Reclassifications — Certain reclassifications have been made to the nine months ended September 30, 2004 consolidated financial statements to conform to the presentation of the nine months ended September 30, 2005 consolidated financial statements.

Going Concern— These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and had negative cash flows from operations during each of the past two years. The Company had a working capital deficit of $941,939 and an accumulated deficit of $21,943,228 at September 30, 2005. This indicates that the Company may be unable to continue as a going concern for a reasonable period of time. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Our ability to increase sales and gross margins and manage our operating expenses is critical to our ability to continue as a going concern. On April 8, 2005 the Company acquired Moore who serves many of the major medical equipment manufacturers and leading manufacturers in the commercial test and measurement market. The Company anticipates that the acquisition of the Moore workforce and customer contacts will allow the Company to offer a broader product line to their common customers. The acquisition of the Moore manufacturing process technology combined with the Company’s manufacturing capability in Mexico should enable the Company to compete more cost effectively in the complex cable assembly market.

We may remain dependent upon additional financing transactions in order to continue operations, and such additional financing may not be available at all or on terms which would be acceptable to us. We recently sold additional shares of our Series B Preferred Stock as described below in Section 9—Subsequent Event.

Stock-Based Compensation—SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company' net loss and loss per share would be increased to the pro forma amounts indicated below for the three and nine months ended September 30, 2005 and 2004, respectively.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss available to common shareholders, as reported	$(74,645)	$(97,993)	$(1,184,891)	$(1,223,984)
Deduct: Total stock-based employee compensation expense determined under SFAS 123 method.	(21,777)	(40,198)	(72,363)	(135,461)
Pro forma net loss	$(96,422)	$(138,191)	$(1,257,254)	$(1,359,445)
Basic and diluted net loss per common share:
As reported	$(.04)	$(.06)	$(.58)	$(.73)
Pro forma	$(.05)	$(.08)	$(.62)	$(.82)

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

	Nine Months Ended September 30
	2005	2004
Dividend yield	None	None
Risk-free interest rate	4.0%	4.0%
Expected volatility	99%	99%
Expected option lives	4.0 years	4.0 years

There were no options exercised or granted during the three and nine months ended September 30, 2005 and 2004.

Net Loss per Share—The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2005, the outstanding number of potentially dilutive common shares totaled 10,739,156 shares of common stock, consisting of options to purchase 117,867 shares of common stock, Class B warrants to purchase 926,833 shares of common stock, other warrants to purchase 694,456 shares of common stock, and Series B Preferred Stock convertible into 9,000,000 shares of common stock. At September 30, 2004, the outstanding number of potentially dilutive common shares totaled 1,255,095 shares, consisting of options to purchase 117,867 shares of common stock, Class B warrants to purchase 926,833 shares of common stock, and other warrants to purchase 210,395 shares of common stock. As the Company has net losses, their effect is anti-dilutive for all periods presented and has not been included in the diluted weighted average earnings per share as shown on the Consolidated Statements of Operations

2. Summary of Recent Accounting Pronouncements

In March 2005, the SEC released Staff Accounting Bulletin No. 107. “Share-Based Payment”(“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. We do not believe the adoption will have a material impact on our financial position or results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not expect the implementation of this new standard will have a material impact on our financial position, results of operations and cash flows.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the asset or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 2, 2005. We do not expect the provisions of this consensus to have a material impact on our Company’s financial position, results of operations or cash flows.

3. Customer Concentration

For the three months ended September 30, 2005 and 2004, $1,917,779 and $414,627 in sales were made to three customers and the accounts receivable balance for these customers as of September 30, 2005 totaled $291,154. For the nine months ended September 30, 2005 and 2004, $5,886,552 and $883,839 in sales were made to three customers.

4. Business Combination

On April 8, 2005, the Company entered into a merger agreement and acquired 100% of the outstanding stock of Moore Electronics, Inc. ("Moore") from two shareholders. Moore, headquartered in Tualatin, Oregon, was founded in 1978 and is a manufacturer of customized cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies. Moore serves many of the major medical equipment manufacturers and many of the leading commercial equipment manufacturers in the test and measurement and semi-conductor industries. Moore is operated as a wholly owned subsidiary. The Company anticipates that the acquisition of the Moore workforce and customer contacts will allow the Company to offer a broader product line to their common customers. The acquisition of the Moore manufacturing process technology combined with the Company's manufacturing capability in Mexico should enable the Company to compete more cost effectively in the complex cable assembly market.

The Company paid $3,000,000 for 100% of the 2,000 shares of common stock of Moore, which consisted of $1,500,000 in cash, $1,250,000 in the form of a promissory note and 250,000 shares of microHelix Series B Preferred Stock valued at $250,000. In addition, the Company refinanced $413,000 of bank debt owed by Moore. The total purchase price for Moore totaled approximately $3,413,000. In order to finance the acquisition of Moore, the Company sold 2.0 million shares of Series B Preferred Stock at $1.00 per share in a private placement. Each share of Series B Preferred Stock is convertible into four shares of Common Stock. Each share of Series B Preferred Stock is eligible for a cumulative dividend of $0.15 per share per annum, payable in either cash or stock quarterly when, as and if declared by the Board of Directors of the Company. The Board of Directors has not declared any dividends on the Series B Preferred Stock.

The fair value of assets acquired and liabilities assumed was recorded in the Company's balance sheet as of April 8, 2005, the effective date of the acquisition, and the results of operations of Moore have been included in the Company's consolidated results of operations for the period from April 8, 2005 through September 30, 2005.

During the three month period ending September 30, 2005 the intangible assets were adjusted as per FASB 141. Any final adjustments to the value of the intangible assets will be made in the prescribed time.

The following table summarizes the total purchase consideration as of the date of acquisition by major asset and liability classification:

Category	Value
Net tangible assets	$907,984
Property and Equipment fair value adjustment	773,427
Customer lists and contacts	522,466
Manufacturing process technology	203,738
Goodwill (net of tax benefit)	1,005,068
Total purchase consideration	$3,412,683

The following unaudited pro forma financial information presents the combined results of operations of the Company and Moore as if the acquisition had occurred at the beginning of the periods presented in the table below. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or the financial position of the Company that would have been reported had the acquisition been effective as of the beginning of the periods presented and should not be interpreted as indicative of the future consolidated results of operations or to be representative of the future financial condition of the Company. For the three and nine months ended September 30, 2004, the Company recorded a net loss from operations of its discontinued wire and cable division combined with a loss on the eventual sale of this same division.

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Sales	$3,170,443	$8,652,718	$9,670,863
Net loss from continuing operations	$(44,981)	$(1,097,215)	$(558,732)
Net profit ( loss)	$(44,981)	$(1,016,141)	$(811,425)
Net profit ( loss) per share from continuing operations-basic	$(.03)	$(.54)	$(.32)
Net profit (loss) per share-basic	$(.03)	$(.50)	$(.47)

The preliminary pro forma financial statements that were filed on August 8, 2005 as a part of the Company’s Report 8-K/A in connection with its acquisition of MEI failed to eliminate the MEI retained earnings account as required by general accepted accounting principles. When the Company filed its results for the period ended June 30, 2005 on Form 10-QSB the actual retained earnings for MEI, as of the acquisition date of April 8, 2005, were properly eliminated in consolidation.

5. Inventories

Inventories at September 30, 2005 are as follows:

Finished goods	$213,894
Work-in process	256,434
Raw materials	962,496
Total inventory	1,432,824
Less: reserves	(176,721)
Net inventory	$1,256,103

6. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net identified tangible and intangible assets of the acquired business. Goodwill must be tested for impairment at least on an annual basis, or if an event occurs or circumstances change prior to the annual test of impairment, then the carrying value of goodwill must be tested on an interim basis. Considering that the goodwill carrying value was recently established with the Moore acquisition on April 8, 2005 there is not a need, as of this reporting period, to test for impairment. The annual review to determine if the carrying value of goodwill is impaired will be performed in the three month period ended March 31, 2006.

As a result of the Moore purchase, the Company acquired identifiable defined life intangible assets such as customer contacts and lists and manufacturing process technology. The customer lists and contacts are amortized on a straight-line basis over a 3 year period and the manufacturing process technology is amortized over a 5 year period on a straight-line basis. The Company will continue to amortize these identifiable intangible assets over these lives unless an event occurs or circumstances change that indicate that the carrying value of these assets may not be recoverable. The following table reflects the cost of other identifiable intangible assets and the accumulated amortization related to these respective assets as of September 30, 2005:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists and contacts	$522,466	$82,126	$440,340
Manufacturing process technology	203,738	23,345	180,393
Total other intangible assets	$726,204	$105,471	$620,733

The Company expects to record annual amortization expense of approximately $162,000 in 2005, $215,000 in 2006, $215,000 in 2007, $84,000 in 2008, $41,000 in 2009 and $10,000 in 2010 related to the other identifiable intangible assets purchased in the Moore acquisition.

7. Equity

 On April 8, 2005, the Company issued 2.25 million shares of Series B Preferred Stock at $1.00 per share in a private placement. Each share of Series B Preferred Stock is currently convertible into four shares of Common Stock (as adjusted for stock splits, stock dividends, reclassifications and the like). Each share of Series B Preferred Stock is eligible for a cumulative annual dividend of $0.15 per share, when, as and if declared by the Board of Directors. Declared dividends are payable either in cash or in shares of the Company’s Common Stock at the election of the Company’s Board of Directors. The Company may call the Series B Preferred Stock for redemption at any time after March 31, 2006 for $1.50 per share (as adjusted for stock splits, stock dividends, reclassifications and the like). Shares of Series B Preferred Stock have the same voting rights as the shares of Common Stock into which they are convertible. Currently each share of Series B Preferred Stock is entitled to four votes on all matters submitted to the Shareholders of the Company. The holders of at least 25% of the outstanding shares of Series B Preferred Stock may require the Company to register for resale under federal securities laws the shares of Common Stock issuable upon conversion of the Series B Preferred Stock. This demand registration right may be exercised only once. Certain “piggyback” registration rights also apply to the shares of Common Stock issuable upon conversion of the Series B Preferred Stock.

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

On September 19, 2005, the Company authorized and issued a total of 33,500 shares of Common Stock to 16 employees and one director totaling $9,715 which represented the fair market value of the shares on the date of issuance. These grants were unrestricted.

8. Subsequent Event

MicroHelix on October 28, 2005 sold 310,000 shares of its Series B Preferred Stock. The total offering price for the Series B Preferred Stock was $1.00 per share. MicroHelix received total cash proceeds of $210,000. Additionally, a shareholder has converted $100,000 of loan outstanding into 100,000 shares of the Series B Preferred Stock. The shares of Series B Preferred Stock were issued in reliance on Regulation D promulgated under the Securities Act of 1933, as amended.

Except as expressly provided by the Amended and Restated Articles of Incorporation, as amended, of MicroHelix (the “Articles”) or as provided by law, the holders of Series B Preferred Stock have the same voting rights as the holders of Common Stock and are entitled to notice of any shareholders meeting in accordance with the Bylaws of MicroHelix, and the holders of Common Stock and the Series B preferred Stock vote together as a single class on all matters. Each holder of Series B Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Series B Preferred Stock could at the time of such vote by converted.

As of the date of the filing of this Form 10-QSB, there are 2,116,246 shares of Common Stock outstanding which were entitled to vote and holders of Series B Preferred Stock have the right to 10,240,000 votes on an as-converted basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion provides information that management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.

Forward-Looking Statements

Statements in this filing which are not historical facts are "forward-looking" statements under the provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and estimates of future economic and market circumstances, industry conditions, company performance and financial results. Words such as "may,"  "should,"  "expects,"  "plans,"  "anticipates,"  "believes,"  "estimates,"  "predicts,"  "intends,"  "potential,"  "continue," and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are subject to risks and uncertainties that could cause the Company's actual future results to differ materially from the results discussed herein. Factors that could adversely affect future events, transactions or results include, but are not limited to: our ability to compete successfully in the medical ultrasound business; our ability to execute our business plan; the delay in the sale of commercial quantities of our products caused by regulatory review of our customer's products into which they are incorporated; the concentrated nature of our customer base which causes fluctuations in our revenue and earnings and adds unpredictability of our quarterly sales and earnings; the uncertain market acceptance of our new ultrasound products; and competition from larger competitors with more financial resources; and other risks and factors as are described from time to time in the Company's Securities and Exchange Commission filings, including but not limited to, the risks detailed in the "Risk Factors" section of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The forward-looking statements contained in this Form 10-QSB speak only as of the date on which they are made, and the Company undertakes no obligation and does not intend to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this filing. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

On April 8, 2005, the Company entered into a merger agreement and acquired 100% of the outstanding stock of Moore from two shareholders. Moore, headquartered in Tualatin, Oregon, was founded in 1978 and is a manufacturer of customized cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies. Moore serves many of the major medical equipment manufacturers and many of the leading commercial equipment manufacturers in the test and measurement and semi-conductor industries. Moore is operated as a wholly owned subsidiary. As a result of this acquisition the financial results of the Moore subsidiary are included in both the three and nine month periods from April 8, 2005 through September 30, 2005.

Total sales for the three month period ended September 30, 2005 were $2,853,555 compared to sales of $414,627, an increase of $2,438,928 over the same three month period a year ago. The significant increase is due to the acquisition of Moore and the inclusion of its results in the quarter. Sales for the ultrasound division of microHelix for the three month period ended September 30, 2005 were $512,369, an increase of $97,742 over sales of $414,627 recorded in the same period a year ago. For the nine month period ended September 30, 2005, total sales were $5,715,834 compared with sales of $883,839 recorded in the first nine months of 2004. For the nine month period ended September 30, 2005, sales of the ultrasound division were $1,355,347 compared with sales of $883,839 in the nine month period ended September 30, 2004. This represents a $471,508 increase in sales when comparing the nine month period ending September 30, 2005 to September 30, 2004.

Gross profit for the three month period ended September 30, 2005 was $559,213 compared to a gross profit of $77,599, an increase of $481,614 over the same three month period a year ago. The gross profit improvement is primarily related to the acquisition of Moore. On a year to date basis, the gross profit was $763,216 compared to a negative gross profit of $213,877 recorded by the ultrasound division during the first nine months of 2004. Although the gross profit has improved in the ultrasound division during the first nine months of 2005 compared to this same period in 2004, the gross profit remains negative for the division and the Company believes that anticipated higher shipment levels, although these are not guaranteed by any means, should enable the division to record a positive gross profit during the last three months of 2005.

Total operating expenses for the three month period ended September 30, 2005 were $561,206 compared to $175,758 for the same period a year ago. This increase in expenses can be identified by two factors: first, the inclusion of the Moore expenses in the period; second, the inclusion of $49,458 of additional amortization expense related to intangible assets acquired in the acquisition of Moore. For the nine month period ended September 30, 2005, total operating expenses were $1,726,318 compared to the same period a year ago expenses of $771,578. The reasons for the increase in expenses in this period are directly related to the inclusion of the Moore operating expenses, additional legal fees and the indirect expenses associated with the required audit of Moore.

The loss from continuing operations was $71,344 for the three month period ended September 30, 2005 compared to a loss from continuing operations of $97,993 during the same period a year ago. For the nine months ended September 30, 2005, the net loss from continuing operations was $1,097,215 compared to a net loss from continuing operations for this same period a year ago of $971,291. Losses related to discontinued operations were $252,693 for the nine month period ending September 30, 2004.

For the three month period ended September 30, 2005 the Company recorded a net profit of $9,730 resulting from an income tax benefit of $81,074 offset by a loss from continuing operations of $71,344. On a year-to-date basis the Company recorded a net loss of $1,016,141 compared to a net loss of $1,223,984 for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The Company acquired Moore on April 8, 2005. The accompanying statement of cash flows includes the results of Moore from April 8, 2005 through September 30, 2005 combined with the results of microHelix from January 1, 2005 through September 30, 2005. As of September 30, 2005, the Company had a cash balance of $121,282  compared to a cash balance as of December 31, 2004 of $30,472, an increase of $90,810.

The Company financed the acquisition of Moore by raising $1,725,793 in net proceeds from a preferred stock offering, by issuing $1,350,000 in notes payable to shareholders, by issuing $250,000 of preferred stock to a selling shareholder and by borrowing the balance against the Company's line of credit. The Company paid $3,412,683 for Moore.

During the nine month period ended September 30, 2005, the Company used net cash of $430,728 in operating activities. The net cash used in operations of $430,728 included an increase in accounts receivable of $233,354 and an increase in prepaid expenses and other current assets of $202,979 and was partially offset by $261,182 in depreciation and amortization and an increase of $660,067 in accounts payable. The increase of $90,810 in the cash balance during this reporting period represents the net cash used in operations of $430,728 plus $1,935,605 used in investing activities, offset by $2,457,143 of cash provided from financing activities.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that as of the evaluation date the Company’s disclosure controls and procedures are designed to and are effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required. The Company’s Chief Executive Officer/Chief Financial Officer also concluded that, notwithstanding the material weaknesses discussed in the following paragraph, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

As noted in the Company’s 10-KSB filing for the year ended December 31, 2004, in January 2005, our management and our newly appointed independent registered public accountants reviewed our 10-QSB filings for the periods ended March 31, 2004, June 30, 2004, and September 30, 2004. As a result of these reviews, the newly appointed independent registered accountants reported to our Audit Committee two adjustments with regard to the interim financial statements prepared for the periods ending March 31, 2004 and June 30, 2004 that needed to be made. Management acknowledged that these recommended adjustments to the interim financial statements reflected a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB"). The Company restated its 10-QSB reports for each quarter in 2004 due to a correction of an error for inventory reserves during the three months ended March 31, 2004, and a reclassification of a one-time entry that recorded a sale of assets that occurred during the three months ended June 30, 2004. Additional inventory reserves were provided for the three months ended December 31, 2004. These material weakness issues have been discussed in detail among management, our Audit Committee, and our independent registered public accountants. The Company will continue to evaluate its internal controls and procedures to identify any required improvements. In reaching the conclusion that the Company’s disclosure controls and procedures were effective as of September 30, 2005, notwithstanding such material weaknesses in 2004, the Company’s Chief Executive Officer/Chief Financial officer relied on his review of the processes used by the Company in preparing its financial statements, which indicated that such weaknesses were confined to isolated instances and did not reflect systemic weaknesses in the Company’s disclosure controls and procedures. The Company has changed its methodology for recording inventory reserves to better reflect actual and planned usages of inventory. The Company also hired in the three months ended June 30, 2005 a Corporate Controller to enhance its ability to record entries associated with dispositions of assets. The Corporate Controller is also expected to continue to improve the Company’s internal controls, financial systems and reporting procedures. The Company’s Chief Executive officer/Chief Financial Officer also consulted with the Company’s independent registered public accountants, with the Company’s Audit Committee and with Company personnel with financial reporting responsibilities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2005 microHelix is not involved in any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

microHelix on October 28, 2005 sold 310,000 shares of its Series B Preferred Stock. The total offering price for the Series B Preferred Stock was $1.00 per share. microHelix received total gross cash proceeds of $210,000. The remaining $100,000 of the purchase price for the Series B Preferred Stock was paid by conversion of the outstanding principal on a promissory note owed by microHelix to James M. Williams, one of its directors. The shares of Series B Preferred Stock were issued in reliance on Regulation D promulgated under the Securities Act of 1933, as amended. Each share of Series B Preferred Stock is eligible for a cumulative dividend of $0.15 per share (as adjusted for stock splits, stock dividends, reclassification and the like) per annum, payable quarterly when, as and if declared by the Board of Directors of microHelix. The Board of Directors of microHelix may elect to pay such dividend in cash or shares of microHelix Common Stock. Each share of Series B Preferred Stock is convertible into four shares of microHelix Common Stock. MicroHelix has the option after March 31, 2006 to redeem outstanding shares of Series B Preferred Stock for $1.50 per share (adjusted for stock splits, stock dividends, reclassification and the like).

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 10.1	Addendum to Promissory Note dated November 18, 2004 between microHelix, Inc. and Marti D. Lundy

Exhibit 31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Tyram H. Pettit	President, Chief Executive Officer	November 18, 2005
Tyram H. Pettit	and Chief Financial Officer