Form 10KSB
period 2005-12-31
MICROHELIX INC
filed 2006-04-17
CIK 1142406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

Or

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-16781
microHelix, Inc.
(Name of Small Business Issuer in Its Charter)

Oregon	91-1758621
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19500 SW 90th Court, Tualatin, Oregon	97062
(Address of Principal Executive Offices)	(Zip Code)

(Issuer's Telephone Number, Including Area Code):
(503) 692-5333

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value per share
Class B Warrants to purchase one share of Common Stock

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendments to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The issuer's revenues for its most recent fiscal year: $9,164,242.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of March 31, 2006, was approximately $894,221 based upon the last sale price reported for such date on the NASDAQ OTC Market.

There were 2,129,097 shares of the issuer's common stock outstanding as of April 17, 2006.

Documents Incorporated by Reference

Parts of registrant's proxy statement dated on or about April 30, 2006 prepared in connection with the Annual Meeting of Shareholders to be held on June 08, 2006 are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current view and estimates of future economic and market circumstances, industry conditions, company performance and financial results. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are subject to risks and uncertainties that could cause our future results to differ materially from the results discussed herein. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-KSB. We do not intend, and undertake no obligation, to update any such forward-looking statements to reflect events or circumstances that occur after the date of this filing.

Item 1. Description of Business

Overview

microHelix is a manufacturer and distributor of complex cable assemblies for the medical and commercial markets. We serve a segment of the quick turn, high mix, and low volume cable assembly market generally referred to as the custom cable assembly market. Typical cable assemblies may include cable, connectors, flex reliefs, housings and printed circuit boards ("PCBs") and are critical sub-components of medical devices and commercial electronic systems. We operate our business in a single operating segment through two divisions: our Moore Electronics division and our MicroCoax Assembly Solutions division. We sold our wire and cable division in April 2004.

Moore Electronics Division

On April 8, 2005, we acquired 100% of the outstanding stock of Moore Electronics, Inc. ("Moore"). Moore, headquartered in Tualatin, Oregon, was founded in 1978 and is a manufacturer of customized cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies. Moore serves the cable assembly requirements of major medical equipment manufacturers and commercial equipment manufacturers. Moore also does complex mechanical assemblies (“box builds”) for commercial and aerospace customers. Many major Original Equipment Manufacturers (“OEMs”) outsource their cable assembly work so they can focus on final assembly and sale of their products. Moore’s growth has been driven by its ability to partner with its customers, support complex projects with strong in-house engineering resources, provide low-cost assembly services and offer turn-key solutions for custom cable assembly projects. Custom cable assembly work is generally not well-suited for transfer to offshore operations for three principal reasons: (1) low unit volume; (2) rapid turn (i.e. accelerated delivery schedule) and (3) frequent engineering changes. We operate Moore as a wholly owned subsidiary.

Moore competes for business in the United States with companies of similar size and capabilities and with the cable assembly divisions of certain large connector and cable manufacturers like Molex, Lemo, Fischer, Tyco Electronics and W.L. Gore. Most high volume cable assembly is now done in lower labor cost countries. This leaves the high mix, quick turn, low volume custom cable assembly business in the United States. Most competitors purchase components vs. making them so OEM customers select vendors based on responsiveness, engineering and technical support, consistent quality and price. We believe the total value of the custom cable assembly business available to U.S - based companies exceeds $1.0 billion per year.

MicroCoax Assembly Solutions Division

Our MicroCoax Assembly Solutions division (“MicroCoax”) designs and manufactures custom cable assemblies for OEM customers that are used in applications such as medical ultrasound probes, patient monitoring devices, catheters and flaw detection ultrasound.

We believe the total worldwide market for medical ultrasound systems exceeded $3.5 billion in 2005, with the U.S. market accounting for approximately 40% of this total. Over the past ten years, the ultrasound business has consolidated, leaving four principal global integrated manufacturers and several smaller specialty manufacturers. A number of smaller cable suppliers have left the business as part of this process, creating additional market opportunities for the remaining manufacturers of cable assemblies for sale to these OEM customers. Although we have a small share of the total market, we have the benefit of low cost manufacturing operations, a reputation for quality, on-time delivery, an experienced engineering team and proven responsiveness to customer needs. Sales to customers in the medical and commercial ultrasound markets represented over 70% of total MicroCoax revenues in 2005. Demand has been growing in excess of 5% annually, and has been driven by a combination of replacement and upgrading needs, increased use of ultrasound systems for diagnosis, and various procedures and system enhancements such as real time 3-D "color" imaging.

Former Wire and Cable Division

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

Principal Products and Markets

• Custom Cable Assemblies. We design and manufacture custom cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies that serve major medical and commercial OEMs.

• Patient Monitoring and Defibrillation. We design and manufacture cables and leads for a variety of applications including external defibrillation, EKG, EEG and oxygen sensors. For such critical applications, our customers depend on the quality and reliability of the assemblies we produce.
• Diagnostic Ultrasound. We design and manufacture custom cable assemblies for medical ultrasound imaging systems for the OEM market. Our typical probe cable connects to a transducer and an ultrasound imaging system, and typically consists of between 64 and 256 micro-coaxial wires.

• Catheters. We manufacture certain sub-assemblies for balloon ablation cardiac catheters, used in the treatment of atrial fibrillation.

• Commercial Ultrasound. We manufacture cable assemblies for a variety of ultrasound inspection and flaw detection applications

• Mechanical Assemblies. We developed the capability to engineer and manufacture mechanical assemblies (“box builds”) in 2005. This involves the integration of cables, connectors, PCBs, flex circuits, modems, power supplies and other critical components into a housing, creating a complete device. These devices are typically integrated into a more complex system that represents the product that our customers sell to their customers. Box builds require the successful integration of our engineering, assembly and testing capabilities.

Engineering

We have experienced engineering personnel in Tualatin, Oregon, Tucson, Arizona, and Nogales, Mexico. The Tualatin engineering team is principally focused on the design, development, and manufacture and testing of custom cable assemblies. The Tucson engineering team is principally focused on the design, development, and manufacture and testing of ultrasound cable assemblies and supervises our Nogales-based manufacturing and testing engineering functions.

Manufacturing

Our principal custom cable assembly manufacturing operations are conducted in a 33,000 square foot leased facility located in Tualatin, Oregon. This facility houses manufacturing, engineering, materials management, sales, purchasing, finance and other staff functions. We also have a skilled work force and experienced management in Tucson, Arizona and Nogales, Mexico that offers a lower-cost production alternative, particularly competitive when cable assemblies have high labor content. We have 4,500 square feet of office and warehouse space in Tucson. This facility provides space for administration, design and manufacturing engineering, customer service personnel, inventory storage, shipping and receiving. We have a 15,000 square foot facility in Nogales Mexico that provides manufacturing, warehouse and office space. We assemble and test all of our ultrasound and flaw detection ultrasound cable assemblies in the Nogales facility.

We purchase wire, cable, connectors, contacts and other components from many qualified vendors. Our customers sometimes provide us with certain components and lower level materials for their manufacturing builds. For ultrasound products, cable and components are shipped to our office in Tucson where they are staged and submitted on the proper permits for shipment to our Nogales facility where the cable assemblies are completed. After testing and quality inspection in Nogales, the completed assemblies are returned to our facility in Tucson for shipment to our customers.

Government Regulation

Our medical device customers are generally subject to regulation by the U.S. Food and Drug Administration (“FDA”) and therefore rely on us to maintain appropriate documentation and quality controls to meet product regulatory requirements. We rely on our Quality Managers in Tualatin and in Tucson under the guidance of our Director of Quality Assurance and Regulatory Affairs, to assist us in supporting our customers to meet all applicable regulatory requirements.

Environmental Laws

The costs and effects of complying with federal, state and local environmental laws do not significantly affect our operations.

Principal Customers

We have approximately 220 active customers. In 2005 sales to our three largest customers accounted for 31%, 18% and 12%, respectively, of our total revenues.

Sales and Marketing

Our sales and marketing efforts for the Moore division are managed by our Vice President and General Manager for the Moore division who is headquartered in Tualatin. Our sales and marketing efforts for the MicroCoax division are managed by our Vice President and General Manager for the MicroCoax division that is headquartered in Tucson. Applications, new product development and manufacturing engineers located in Tualatin, Tucson and Nogales support sales efforts, working closely with customers and their engineering teams.

Our OEM sales cycle, depending on the type of product, generally takes from one to twelve months from the initial contact to the first shipment. Our sales process may involve either taking over manufacturing of designed and approved cable assemblies or designing cable assemblies for new systems, so the sale of these assemblies in commercial quantities will either require us to produce first article production samples for customer approval (a relatively quick process) or can be preceded by a pre-production design phase in which we produce various prototype cable assemblies based on the input from our customers' engineers and our staff. After the prototypes are submitted to the customer it may take several months for the customer's quality assurance or product engineering department to complete their evaluation testing to determine if the prototypes meet their qualification test requirements.

Our commercial OEM customers are generally able to move forward rapidly to approve our parts and issue production quantity orders. However, our medical OEM customers may have to amend their FDA filings if they are changing suppliers or the design of an existing cable assembly. If developing a new medical device, our medical OEM customers must obtain the approval of the FDA and other regulatory agencies before commercial production can begin. If their device is approved, we can expect to begin manufacturing our custom cable assemblies and/or components in commercial quantities. Products going through this kind of development cycle can usually expect a three to five year product life before next generation technology or new models supplant the current version. Our objective is to be working on next generation prototypes while providing assemblies for the current device in commercial quantities.

Competition

Several companies, most of which are more established and larger than we are, manufacture the same products and provide the same services that we do, thus offering our customers and potential customers competitive alternatives for most applications. These companies include W.L. Gore, Precision Interconnect (Tyco) and Tensolite, all of which are larger and financially stronger than we are.

As a small cable assembly supplier, we believe we have certain cost advantages, including making effective use of lean manufacturing practices that materially improve workflow and of our lower-cost Nogales, Mexico assembly operation when appropriate, and a reputation for quality, on-time delivery, engineering expertise and responsiveness. Our cable assembly, component design, and manufacturing capabilities give us a broad platform of skills allowing us to compete successfully to serve customers in several other industries including test and measurement, flaw detection and inspection, robotics and aerospace. In almost all situations, we compete against larger and financially stronger companies.

The consolidation in the U.S.- based cable assembly business has also reduced the number of suppliers, providing the remaining suppliers with additional opportunities to compete for business. This has become more important as major OEM customers and prospects continue to outsource more sub-assemblies, allowing them to concentrate on the initial development and design of products and then on final assembly and test. We believe that our focus on serving the medical and commercial OEM markets will enable us to continue to build our cable assembly business. Our entry into the “box build” business has added another capability, permitting us to offer complete solutions to customers. We believe these competitive advantages may help us to offset the advantages enjoyed by our larger and better-capitalized competitors.

Research and development

Our research and development efforts are limited to leveraging certain competencies as a designer and manufacturer of miniaturized interconnect systems for Case Western Reserve University as part of a multi-year project. In the initial stages of our development, we received funding for a substantial portion of our research and development efforts from government grants. For the past two years we have received virtually no funding from governmental agencies. We spent immaterial amounts on research and development in 2005 and 2004.

Patents and intellectual property

We have no patents or patent applications pending as of the date of this report. We continue to have certain know-how and trade secrets that we use as part of our ongoing manufacturing processes and development contracts with customers.

We currently own the trademark "MICROHELIX" that is listed on the principal register of the United States Patent and Trademark Office. Our intellectual property also includes common law trademarks, service marks and trade names.

Employees

We had 139 full-time employees and 1 part-time employee in the United States as of December 31, 2005. In our office in Tualatin, Oregon, we had 132 full-time employees and 1 part-time employee, and in our office in Tucson, we had 7 full-time employees. Additionally, we contract with a company in Mexico that employs 24 people who work at our factory in Nogales. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good.

Company history

microHelix began in 1991 in Portland, Oregon as a grant and private equity funded research company, formed to develop leading edge manufacturing techniques for medical device interconnect systems. In the years that followed we established a foundation of proprietary processes and intellectual property in the areas of ultra-thin wall pinhole free wire, micro-interconnect technology, advanced laser micro-machining, specialty connectors and flex circuits. We began manufacturing operations in 1998, designing and building cable assemblies and micro-electric interconnects for use in the medical device and commercial industries.

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

We completed our initial public offering in November 2001. Our Common Stock and Class B Warrants currently trade on the NASDAQ OTC Bulletin Board under the symbols MHLX.OB and MHLXZ.OB, respectively.

In April 2004 we sold the assets of our wire and cable division to ANS. In April 2005 we acquired all of the stock of Moore, a manufacturer of customized cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies.

Where You Can Find More Information

We are subject to the information requirements of the Securities Exchange Act of 1934, as amended. In accordance with the Securities Exchange Act, we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may inspect and copy any document we file with the SEC at the SEC's public reference rooms in Washington, D.C. at 450 Fifth Street, N.W., Washington, D.C. 20549, at the SEC's Northeast Regional Office at 233 Broadway New York, NY 10279, and at the SEC's Midwest Regional Office at 500 West Madison Street, Chicago, Illinois 60611-2511. You may obtain information on the operation of the SEC's public reference rooms by calling (800) SEC-0330. You may also purchase copies of our SEC filings by writing to the SEC, Public Reference Section, 450 Fifth Street, N.W., Washington, D.C. 20549. Our SEC filings are also available on the SEC's website at http://www.sec.gov. You may also find additional information about us at our website at http://www.microhelix.com. Information contained in our website or any other website does not constitute a part of this report.

Item 2. Description of Property

We lease a 33,000 square foot facility in Tualatin, Oregon under a lease that expires in August 2008, and contains renewal options. This facility provides space for our corporate headquarters, administration, complex cable design and manufacturing engineers, customer service personnel, inventory storage, and shipping and receiving.

We lease approximately 4,500 square feet of office and warehouse space in Tucson, Arizona under a lease that expires in August 2007. This facility provides space for administration, design and manufacturing engineers, customer service personnel, inventory storage, and shipping and receiving.

We lease approximately 15,000 square feet of manufacturing, warehouse and office space in Nogales, Mexico. The lease expires in November 2006 and contains renewal options.

We believe that our facilities are adequate for our current and near-term future needs. Our management believes that all of our facilities are adequately covered by insurance. As of the date of this report, we have no investments in publicly traded securities, real estate, mortgages or securities of or interests in persons engaged in real estate activities.

Item 3. Legal Proceedings

From time to time we may become involved in ordinary, routine, or regulatory legal proceedings incidental to our business. As of the date of this report, we are not engaged in any legal proceedings nor are we aware of any pending or threatened legal proceedings that, singly or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2005 annual meeting of shareholders was held on November 16, 2005 for the purpose of electing directors.

The following votes were cast for or withheld as to each of the six nominees for the position of director:

Director Nominee	Votes For	Votes Withheld
James M. Williams	7,633,795	7,499
Tyram H. Pettit	7,617,262	24,032
Terrence A. Rixford	7,617,262	24,032
John L. Crary	7,633,795	7,499
Marti D. Lundy	7,536,282	105,012
James M. Thornton	7,633,462	7,832

All of the nominees for directors were elected by the shareholders. There were no abstentions or broker non-votes with regard to this matter.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters

Our Common Stock and Class B Warrants began trading on the NASDAQ OTC Bulletin Board on February 19, 2004 under the symbols MHLX.OB and MHLXZ.OB respectively. Prior to that date, our Common Stock and Class B Warrants traded on the NASDAQ Capital Market. The table below sets forth for the periods indicated the high and low bid prices for the Common Stock and Class B Warrants, respectively, as reported by the NASDAQ OTC Bulletin Board from February 19, 2004 through December 31, 2005 and as reported by the NASDAQ Capital Market from January 1, 2004 through February 18, 2004. The prices shown represent inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and consequently do not necessarily reflect actual transactions.

Common Stock "MHLX.OB"

2005 Fiscal Quarters	High	Low
First Quarter	$.18	$.18
Second Quarter	$.43	$.31
Third Quarter	$.38	$.29
Fourth Quarter	$.58	$.25

2004 Fiscal Quarters	High	Low
First Quarter	$.75	$.60
Second Quarter	$.75	$.58
Third Quarter	$.58	$.41
Fourth Quarter	$.41	$.26

Class B Warrant "MHLXZ.OB"

2005 Fiscal Quarters	High	Low
First Quarter	$.04	$.01
Second Quarter	$.04	$.005
Third Quarter	$.03	$.015
Fourth Quarter	$.05	$.015

2004 Fiscal Quarters	High	Low
First Quarter	$.10	$.06
Second Quarter	$.07	$.05
Third Quarter	$.065	$.05
Fourth Quarter	$.05	$.05

Holders of shares of Common Stock are entitled to receive such dividends, if any, as may be declared by our Board of Directors out of funds legally available therefore and, upon our liquidation, dissolution or winding up are entitled to share ratably in all net assets available for distribution to such shareholders. We have not, to date, declared or paid any cash dividends. Our ability to declare dividends with respect to our Common Stock is subject to prior rights of the holders of our Series B Preferred Stock to dividends.

Series B Preferred Stock

During 2005 we issued 2,750,000 shares of Series B Preferred Stock to accredited investors in private placements. On April 8, 2005 we sold 2,000,000 shares of Series B Preferred Stock at $1.00 per share for total gross cash proceeds of $2.0 million, which we used as partial consideration for the acquisition of Moore. On April 8, 2005 we also issued 250,000 shares of Series B Preferred Stock to a selling shareholder as partial consideration in the acquisition of Moore.

On October 28, 2005 we sold 310,000 shares of Series B Preferred Stock at $1.00 per shares. We received total gross cash proceeds of $210,000. The remaining $100,000 of the purchase price for the shares was paid by conversion of the outstanding principal on a promissory note owed by microHelix to an affiliate of James M. Williams, one of our directors. On December 7, 2005 we sold 190,000 shares of Series B Preferred Stock at $1.00 per share for total gross cash proceeds of $190,000. The proceeds of the October and December 2005 sales of Series B Preferred Stock were used for working capital.

In all of the above cases, shares of Series B Preferred Stock were issued in reliance on Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and we obtained representations from the investors as to their status as "accredited investors" as that term is defined in Regulation D.

Each share of Series B Preferred Stock is convertible into four shares of Common Stock (subject to adjustment for stock splits, stock dividends, reclassifications and the like). We can redeem the shares of Series B Preferred Stock at any time after April 8, 2006 for $1.50 per share (as adjusted for stock splits, stock dividends, reclassification and the like). We have granted demand and piggy-back registration rights to the holders of Series B Preferred Stock with respect to the underlying shares of Common Stock obtainable upon conversion.

Shareholders of Record

As of March 31, 2006, there were approximately 40 shareholders of record of our Common Stock, 15 holders of record of our Class B Warrant and 26 shareholders of record of our Series B Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2005, we had terminated all of our equity compensation plans. In October 2005 we agreed to repurchase from our existing option holders options exercisable for up to a total of 14,262 shares of our Common Stock in exchange for our issuance of a total of 12,851 shares of Common Stock and payment of a total of $423 in cash. Such transactions were completed by February 28, 2006.

Our Board of Directors determined in 2005 that the cost of maintaining our equity compensation plans outweighed the perceived benefits received from our employees under those plans. We expect that for the foreseeable future any equity compensation grants to our employees and directors will be in the form of grants of shares of Common Stock. Such grants may be restricted or unrestricted.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

microHelix is a manufacturer and distributor of custom cable assemblies for the medical and commercial OEM markets. We serve a segment of the quick turn, high mix, low volume cable assembly market generally referred to as the custom cable assembly market. Typical cable assemblies include cable, connectors, contacts, flex reliefs, housings and printed circuit boards ("PCBs") and are critical sub-components of medical devices and commercial electronic systems. We operate our business in a single operating segment through two divisions: our Moore division and our MicroCoax division. We sold our wire and cable division in April 2004.

On April 8, 2005, we acquired 100% of the outstanding stock of Moore. Moore, headquartered in Tualatin, Oregon, was founded in 1978 and is a manufacturer of customized cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies. Moore serves the cable assembly requirements of major medical equipment manufacturers and commercial equipment manufacturers. Moore also does complex mechanical assemblies (“box builds”) for commercial and aerospace customers. Many major OEMs outsource their cable assembly work so they can focus on final assembly and sale of their products. Moore’s growth has been driven by its ability to partner with its customers, support complex projects with strong in-house engineering resources, provide low-cost assembly services and offer turn-key solutions for custom cable assembly projects. Custom cable assembly work is generally not well-suited for transfer to offshore operations for three principal reasons: (1) low unit volume; (2) rapid turn (i.e. accelerated delivery schedule) and (3) frequent engineering changes. We operate Moore as a wholly owned subsidiary.

Our MicroCoax division designs and manufactures cable assemblies for OEM customers that are used in applications such as medical ultrasound probes, laparoscopes, catheters and flaw detection ultrasound.

microHelix began in 1991 in Portland, Oregon as a grant and private equity funded research company, formed to develop leading edge manufacturing techniques for medical device interconnect systems. In the years that followed we established a foundation of proprietary processes and intellectual property in the areas of ultra-thin wall pinhole free wire, micro-interconnect technology, advanced laser micro-machining, specialty connectors and flex circuits. We began manufacturing operations in 1998, designing and building cable assemblies and micro-electric interconnects for use in the medical device and commercial industries.

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

We completed our initial public offering in November 2001. Our Common Stock and Class B Warrants currently trade on the NASDAQ OTC Bulletin Board under the symbols MHLX.OB and MHLXZ.OB, respectively.

In April 2004 we sold the assets of our wire and cable division to ANS, and in April 2005 we acquired all of the stock of Moore, a manufacturer of customized cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies. Moore is operated as a wholly owned subsidiary.

We have incurred significant losses since inception and those losses have continued following our initial public offering. In our business we have had to rely on a relatively small number of OEMs for the majority of our sales. Short term changes in the OEM's demand schedule have made our expenses and cash requirements uncertain. We have not been successful in achieving profitability due to in part the unpredictability of the OEM requirements. During the past two years we have tried to broaden the OEM customer base, in part through our acquisition of Moore.

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

Revenue Recognition—We recognize revenue from commercial sales of cables, connectors, customized cable assemblies, wire harnesses, and mechanical assemblies when title passes, which is upon shipment. Commercial sales are made F.O.B. point of shipment. The products must be physically shipped from the factory. In some cases, tooling that has been paid for by a customer may remain at our facility or at a vendor's facility. Returns are limited to nonconforming products and the volume of returns has been insignificant. We do not establish reserves for returns because they have been minimal.

Goodwill and Intangible Assets—We follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that we determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carry amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. In the future, we will perform our annual impairment test during our fiscal first quarter unless events or circumstance indicate impairment may have occurred before that time.

Development contracts are structured on a cost reimbursement or cost plus basis. Revenue from development contracts for non-recurring engineering is recognized using the percentage of completion method as time and materials costs are incurred. Revenue from contracts for the production of prototypes is recognized when the title passes, which is upon shipment. In some cases, customers make pre-payments for product and services that are classified as deferred revenue until the services are performed, at which time they are recognized as revenue. We had deferred revenue of $163,456 at December 31, 2005 and no deferred revenue at December 31, 2004.

Government grant sales are recognized as time and materials costs are incurred using the percentage of completion method. The government generally provides grants to perform specific research and is not the ultimate customer. We had no revenue in either 2004 or 2005 from government grants.

Results of operations

The following table presents our historical operating results for the periods indicated as a percentage of sales:

	Year Ended December 31,
	2004	2005
Sales	100%	100%
Cost of sales	115	92
Gross profit (loss)	(15)	8
Operating expenses:
Research and development	5	0
Sales and marketing	2	6
General and administrative	79	20
Total operating expenses	86	26
Loss from operations	(101)	(18)
Other income (expense)		2
Net loss from continuing operations	(101)	(16)
Discontinued operations:
Loss from operations of wire and cable division	(10)	0

Loss on sale of wire and cable division	(9)	0
Net loss	(120)%	(16)%

Year ended December 31, 2005 compared with year ended December 31, 2004

Two principal events affected our financial results in 2005 and 2004. On April 8, 2005 we acquired 100% of the outstanding stock of Moore, a manufacturer of customized cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies. On April 21, 2004 we sold the assets of our Portland wire and cable division. As a result of this material transaction we are required under generally accepted accounting principles to prepare our financial statements in a format that accounts for the wire and cable division as a discontinued operation in the consolidated statements of operations for 2004.

Total sales in 2005 were $9,164,242, compared to $1,299,630 in 2004, an increase of 605%. This increase is primarily due to the acquisition of Moore in April 2005. Total sales for the MicroCoax division in 2005 were $1,863,566 compared to $1,299,630 in 2004, an increase of 43.4%. The increase in MicroCoax division sales resulted from an increase in demand from our medical and commercial ultrasound OEM customers.

Gross profit in 2005 was $703,037 compared to negative gross profit of $193,797 in 2004. The improvement in gross profit resulted primarily from our acquisition of Moore. The MicroCoax division had negative gross profit of $113,363 in 2005 and $193,797 in 2004.

Total operating expenses in 2005 were $2,360,444 compared to $1,113,922 in 2004, an increase of 111.9%. The increase is due to the acquisition of Moore, including $194,033 of additional amortization expense related to intangible assets acquired with Moore.

Sales and marketing expenses for 2005 were $497,001 compared to $26,040 in 2004. This increase was primarily a result of the Moore acquisition. The sales and marketing expense for 2005 for Moore was $428,821.

General and administrative expenses for 2005 were $1,863,440 compared to $1,024,253 in 2004, an increase of 81.9%. The increase resulted principally from the Moore acquisition, including additional legal and audit costs. The direct general administrative expense for 2005 for Moore was $593,726.

Net other expense for 2005 was $179,556 compared to net other income of $6,417 for 2004. The difference was the interest expense on the line of credit..

Net loss from continuing operations for 2005 was $1,836,960, compared to a loss from continuing operations of $1,301,302 for 2004.

Our former wire and cable division financial results were reported as discontinued operations. The loss from operations for this division was $252,693 in 2004. No loss from discontinued operations was recorded in 2005.

We recorded a net loss of $1,956,555 in 2005 compared to a net loss of $1,553,995 in 2004. Dividends on our Series B Preferred Stock were $253,125 in 2005 and $0 in 2004. Net loss available to common shareholders was $1,956,568 in 2005 and $1,553,995 in 2004. We have accrued $253,125 of dividends for the Series B Preferred Stock however no dividends have been declared or paid on our Series B Preferred Stock.

Liquidity and Capital Resources

As of December 31, 2005, we had $58,312 of cash and cash equivalents. Cash used in operating activities in 2005 was $1,274,811 compared to $1,490,200 used in 2004. The net cash used in operations of $1,274,811 included an increase in accounts receivable of $725,480 and an increase in prepaid expenses and other current assets of $178,090 and was partially offset by $445,296 in depreciation and amortization and an increase of $779,880 in accounts payable. The increase of $27,870 in the cash balance during this reporting period represents the net cash used in operations of $1,274,811 plus $1,972,230 used in investing activities, offset by $3,274,881 of cash provided from financing activities.

As of December 31, 2005, we had a $1,500,000 line of credit for working capital, secured by accounts receivable and inventory. As of December 31, 2005, there was $1,325,684 outstanding on the line of credit and our availability on the line of credit was $174,316. Our line of credit expires on April 7, 2007.

As of December 31, 2005, we had no purchase orders outstanding for capital equipment.

We subleased our facility in Portland to ANS from April 21, 2005 through November 30, 2005, the expiration date of the original lease. The table above reflects the assumption of this lease by ANS.

In March 2003, we borrowed $200,000 from a shareholder on a short-term unsecured note at a 12 percent interest rate to finance short-term working capital requirements. During 2003, the Company repaid $100,000 on the short-term note. The remaining $100,000 of the note and $13,942 of accrued interest was settled, and considered to be paid in full with the issuance of 299,907 shares of Common Stock at a market rate of $.41 per share on September 28, 2004.

On April 8, 2005, we borrowed $250,000 from CTK Capital Corporation at an annual interest rate of 15%. The loan proceeds were used to complete the Moore acquisition. Three $50,000 principal payments were made on April 18, April 25 and May 3, 2005 along with accrued interest. The balance of the note was converted into 100,000 newly issued shares of Series B Preferred Stock at $1.00 per share on October 28, 2005. Accrued interest totaling $8,500.68 was paid in cash to CTK Capital Corporation on October 28, 2005. CTK Capital Corporation is a Nevada corporation controlled by James M. Williams, one of our directors.

On April 8, 2005, we issued a promissory note in the amount of $1,250,000 to Marti D. Lundy as part of the Moore acquisition. The note bears an annual interest rate of 10%. A monthly payment of principal plus accrued interest totaling $43,482.16 is due until April 8, 2008 at which time all remaining principal outstanding plus accrued and unpaid interest are due and payable. The note is secured by a lien on substantially all of our assets.

During 2005 we issued 2,750,000 shares of Series B Preferred Stock to accredited investors in private placements. On April 8, 2005 we sold 2,000,000 shares of Series B Preferred Stock at $1.00 per share for total gross cash proceeds of $2.0 million, which we used as partial consideration for the acquisition of Moore. On April 8, 2005 we also issued 250,000 shares of Series B Preferred Stock to a selling shareholder as partial consideration in the acquisition of Moore.

On October 28, 2005 we sold 310,000 shares of Series B Preferred Stock at $1.00 per share. We received total gross cash proceeds of $210,000. The remaining $100,000 of the purchase price for the shares was paid by conversion of the outstanding principal on a promissory note owed by microHelix to an affiliate of James M. Williams, one of our directors. On December 7, 2005 we sold 190,000 shares of Series B Preferred Stock at $1.00 per share for total gross cash proceeds of $190,000. The proceeds of the October and December 2005 sales of Series B Preferred Stock were used for working capital.

In all of the above cases, shares of Series B Preferred Stock were issued in reliance on Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and we obtained representations from the investors as to their status as "accredited investors" as that term is defined in Regulation D.

Each share of Series B Preferred Stock is convertible into four shares of Common Stock (subject to adjustment for stock splits, stock dividends, reclassifications and the like). We can redeem the shares of Series B Preferred Stock at any time after April 8, 2006 for $1.50 per share (as adjusted for stock splits, stock dividends, reclassification and the like). We have granted demand and piggy-back registration rights to the holders of Series B Preferred Stock with respect to the underlying shares of Common Stock obtainable upon conversion.

Risk Factors

Following are the key risk factors that have affected us in the past and could in the future materially impact our business, financial condition or results of operations. In addition, if any of these risks occur, the market price of our securities could decline and investors could lose all or part of their investment:

Our on-going business plan is based on assumptions that could prove to be incorrect, which could mean that we may be unable to expand as planned and could cause us to invest in areas that do not result in new sales.

The key element of our on-going business plan involves the expansion of our cable assembly capabilities and customer base, in part through our acquisition in April 2005 of Moore. This effort intends to capitalize on what we expect to be new growth in the medical and commercial equipment markets and our ability to expand our “box build” business. The success of our plan depends on numerous assumptions that we cannot be sure are justified. If any of our key assumptions are incorrect, we could be unable to expand our business as we currently anticipate and we may make investments in product development and/or marketing efforts that do not result in new product sales. Our assumptions include the following:

•	demand for sophisticated "next generation" diagnostic systems will continue to increase;

•	our cable assembly capabilities that serve both medical and commercial OEMs will efficiently address market needs as they develop and we will remain a competitive and reliable supplier;

•
OEMs with whom we have or may develop relationships will be successful in developing their technologies and addressing their markets and will remain agreeable to outsource some or all of these cable assemblies; and

•	other companies will not expand their cable assembly capabilities that offer technological or economic advantages over ours, whether inside North America or elsewhere.

The development of products by our medical device OEM customers may be subject to review by the U.S. Food and Drug Administration and other regulatory agencies, which means that new cable assemblies provided by us that are designed as part of these systems may not be sold in commercial quantities for a long time, if ever.

Our sales process involves designing our cable assemblies into both existing and new OEM devices. The sale of any new medical device or other product in commercial quantities may be preceded by a pre-production design phase in which we produce various cable assembly prototypes based on a collaboration with the customer's engineering and product design staff. Medical devices, in particular, are subject to regulation and licensing, usually by the FDA, and sometimes by comparable foreign regulatory bodies, which increases the cost and time required for the development, marketing and sale of these systems. We expect that the sales cycle for most of our medical cable assemblies will take three to 12 months to develop and validate for medical devices and one to three months for a commercial cable assembly. We are generally paid for prototypes during the design phase but do not expect such payments to contribute significantly to our revenues. If either our proposed cable assembly solution or the overall device is not approved or is not successfully brought to market in a timely manner, the failure to do so will have a direct and adverse impact on our future sales on these projects.

A large portion of our sales is concentrated with a few customers that could make fluctuations in revenue and earnings more severe.

Sales to our largest customer, Medtronic ERS, accounted for 31% of our total sales in 2005. Since these were sales to a Moore customer they were not included in 2004. Although we provide cable assemblies and/or other services to industry-leading OEMs and to several specialized competitors, the loss of a significant customer would have a material adverse impact on us. Concentration in our customer base may make fluctuations in revenue and earnings more severe and make business planning more difficult.

Large OEM customers can change their demand on short notice, further adding to the unpredictability of our quarterly sales and earnings.

Our quarterly results have in the past and may in the future vary due to the lack of dependable long-term demand forecasts from our larger OEM customers. In addition to this risk, many of our OEM customers have the right to change their demand schedule, either up or down, within a relatively short time horizon. These changes may result in us incurring additional working capital costs and causing increased manufacturing expenses due to these short-term fluctuations. In particular, our quarterly operating results have in the past fluctuated as a result of some of the larger OEM customers changing their orders within a fiscal quarter. Our expense levels, to a large extent, are based on shipment expectations in the quarter. If sales levels fall below these expectations, operating results are likely to be adversely affected. Although we have tried to lessen our dependency on a few large customers, this is the nature of the OEM cable assembly industry that we serve and we can provide no assurance that we will be able to materially alter this dependency in the immediate future, if at all.

In our highly competitive markets, many of our potential competitors have resources that we lack, which could impair our relationships with actual or potential customers.

Our markets are highly competitive. This is particularly true in the area of cable assemblies sold to OEM customers. Competition is based on technology, established relationships, quality of support, location of facilities and price. Several of our competitors have a longer history of operations and more established relationships with actual and potential customers than we have. In addition, most of our OEM customers choose to concentrate their cable assembly business with one or two suppliers and may have certain geographic preferences. The combination of these factors may have a direct and adverse impact on our ability to serve these customers in the future. We believe that our principal competitive advantages are: (1) established and efficient manufacturing operations in Tualatin, Oregon, (2) lower cost manufacturing in Nogales, Mexico; (3) exceptional quality record; (4) highly responsive to customers with quick turn capability; (5) competitive pricing, and (6) long term relationships with industry-leading customers. Despite these advantages, many of our competitors and potential competitors have technological and financial resources and established business relationships that may afford them a competitive advantage.

Intellectual Property

We do not currently have any patents granted or pending and have no plans to make patent applications in the future. If however we apply for patents for some of our products, the patents may not be granted or may not provide adequate protection of our intellectual property. We intend to rely on copyrights, trademarks, trade secret laws and contractual obligations with employees and third parties to protect our intellectual property. Despite efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our processes and products or obtain and use information that we regard as proprietary. Our efforts to protect our intellectual property from third-party discovery and infringement may be insufficient and third parties may independently develop technologies similar to ours, duplicate our products or design around any patents we may obtain. In addition, third parties may assert that our products and technologies infringe their intellectual property.

Growth Management

The rapid execution necessary for us to successfully implement our business plan requires an effective planning and management process. We anticipate significant growth and will be required to continually improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our personnel. There can be no assurance that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan.

We have recently commenced a conversion of substantially all of our operational and financial functions to a new enterprise resource planning (“ERP”) software system. The ERP system will impact every aspect of our operations, including production, engineering, finance, and sales. Although we have taken steps we believe are reasonable to ensure a successful conversion of our operations to the ERP system, we can provide no assurances that the conversion will be successful or that the ERP system will achieve its expected benefits. Failure to achieve a successful conversion or to obtain the expected benefits of the ERP system could have an adverse material effect on us.

Dependence on Key Personnel

Our success depends on our ability to identify, attract and retain highly qualified personnel and the failure to do so could have a material adverse effect on us.

Vantage 8 Implementation

microHelix has committed to convert all operational and financial functions over to a new software package known as an Enterprise Resource Planning system (“ERP”) that will impact every part of the company. If this conversion and implementation is not successful, it could have a significant negative impact on our operations and may require additional time and unbudgeted expense to produce expected functionality.

An ERP system impacts every phase of the company including critical functions such as production, engineering, finance, and sales. The benefits for installing an enterprise wide system include: (1) reduced inventory, (2) improved production control, (3) improved customer service, and (4) improved financial reporting. However, these expected benefits cannot be guaranteed. To ensure a successful conversion, the company has purchased an ERP package (Vantage 8) that has been installed successfully in other companies and which was developed by a large vendor of such products (Epicor). Epicor has worked closely with the Company to ensure a smooth conversion. However, while every precaution has been taken to assure a successful conversion and that subsequent operations using the new ERP system will produce the expected benefits, neither can be guaranteed.

Item 7. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of microHelix, Inc.

We have audited the accompanying consolidated balance sheet of microHelix, Inc. as of December 31, 2005, and the related statements of operations, stockholders’ equity, and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of microHelix, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses since inception, has an accumulated deficit of $22,593,545 and used cash for operating activities of $1,490,200 during the year ended December 31, 2005, and has a working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
April 10, 2006

microHelix, Inc.

CONSOLIDATED BALANCE SHEET
December 31, 2005

Assets
Current Assets:
Cash	$58,312
Accounts receivable, net of allowance of $19,464	1,586,025
Inventories, net	1,121,507
Prepaid expenses and other current assets	49,614
Total current assets	2,815,458

Property and equipment, net	1,071,149
Intangible assets	565,026
Goodwill	1,620,218
Total assets	$6,071,851
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$1,417,048
Accounts payable-related parties	73,220
Accrued liabilities	471,396
Accrued dividends	253,125
Line of credit	1,325,684
Deferred tax liability
Current maturities of obligations under capital leases	16,127
Notes payable to shareholders	331,668
Customer deposits	163,456
Total current liabilities	4,051,724

Long-term Liabilities
Obligations under capital leases, less current maturities	20,756
Deferred tax liability	481,620
Notes payable to shareholders	892,092
Total long-term liabilities	1,394,468
Total liabilities	5,446,192

Commitments and contingencies (Note 10)	—

Shareholders' Equity:
Preferred stock, convertible, no par value, 3,500,000 shares authorized, 2,750,000 Series B Preferred Stock issued and outstanding	2,475,793
Common stock, no par value, 25,000,000 shares authorized and 2,129,097 issued and outstanding	14,473,409
Additional paid-in capital	6,270,002
Accumulated deficit	(22,593,545)
Total shareholders' equity	625,659
Total liabilities and shareholders' equity	$6,071,851

The accompanying notes are an integral part of these consolidated financial statements.

microHelix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2005

Sales, net	$1,299,630	$9,164,242
Cost of Sales	1,493,427	8,461,205
Gross profit/(loss)	(193,797)	703,037

Operating Expenses:
Research and development	63,629	—
Sales and marketing	26,040	497,001
General and administrative	1,024,253	1,863,440
Total operating expenses	1,113,922	2,360,441

Loss from operations	(1,307,719)	(1,657,404)

Other income (expense):
Other income	36,585	1,181
Loss on sale of assets	(1,493)	—
Interest income/(expense)	(28,675)	(180,737)
Total other income (expense) — net	6,417	(179,556)

Loss from continuing operations	(1,301,302)	(1,836,960)

Discontinued operations: (net of $-0- tax effect) (Note 12)
Loss from operations of wire and cable division	(122.877)	—
Loss on sale of wire and cable division	(129,816)	—
Provision (Benefit) for Income Taxes	—	(133,530)
Net profit (loss)	—	(1,703,430)
Preferred dividends	—	(253,125)
Net loss available to common shareholders	$(1,553,995)	$(1,956,555)

Loss per common share — basic and diluted:
Loss from continuing operations	$(.74)	$(.89)
Loss from discontinued operations	(.14)	—
Net loss	$(.88)	$(.83)
Weighted average number of shares outstanding — basic and diluted	1,767,316	2,061,742

The accompanying notes are an integral part of these consolidated financial statements.

microHelix, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Year Ended December 31, 2005

	Common Stock		Preferred	Additional Paid-in	Deferred	Accumulated
	Shares	Amount	Stock	Capital	Compensation	Deficit	Total
Balance, January 01, 2005	1,959,713	$14,473,409	$—	$6,487,417	$—	$(20,890,115)	$70,711
Dividends on preferred stock				(253,125)			(253,125)
Preferred stock issued for the purchase of Moore and working capital			2,475,793				2,475,793
Common stock issued	169,384			35,710			35,710
Net loss…………………….						(1,703,430)	(1,703,430)
Balance, December 31, 2005	2,129,097	$14,473,409	$2,475,793	$6,270,002	$—	$(22,593,545)	$625,659

The accompanying notes are an integral part of these consolidated financial statements.

microHelix, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005
Cash Flows Provided By (Used For) Operating Activities:

Net loss from continuing operations	$(1,553,995)	$(1,836,960)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation-capital assets	41,747	283,848
Amortization-intangible assets	—	161,448
Provision for doubtful accounts	(10,589)	(29,027)
Provision inventory reserves	185,621	47,583
Common stock issued for services	27,185	35,710
Benefit from deferred income taxes	—	133,530
Loss from operations of wire and cable division	—	—
Loss from sale of wire and cable division	1,493	—
Change in assets and liabilities:
(Increase) Decrease in assets:
Accounts receivable	222,638	(725,480)
Inventories	(21,761)	167,737
Prepaid expenses and other current assets	45,753	(178,090)
Intangibles, other assets, and deposits	9,516	(6,487)
Increase (Decrease) in liabilities:
Accounts payable	(319,056)	779,880
Accrued dividends	—	253,125
Accrued liabilities	(118,752)	(108,503)
Net cash used in operating activities	(1,490,200)	(1,021,686))
Cash Flows from Investing Activities:
Capital expenditures	(36,011)	(59,547)
Cash for stock of Moore Electronics	—	(1,500,000)
Cash used to pay-off loan of Moore Electronics	—	(412,683)
Proceeds from the sale of equipment	27,500	—
Net book value of wire and cable division sold	1,591,785	—
Net Cash provided by investing activities	1,583,274	(1,972,230)
Cash Flows from Financing Activities:
Proceeds from line of credit	1,620,954	7,892,239
Payments on line of credit	(1,732,323)	(6,696,187)
Preferred stock dividends	—	(253,125)
Proceeds from preferred stock offering, net of expenses	—	2,125,793
Payment on notes payable to shareholders	—	(146,964)
Proceeds from issuance of notes payable to shareholders	—	100,000
Net Cash used in financing activities	(111,369)	3,021,756
Change in cash	(18,295)	27,840
Cash, beginning of year	48,767	30,472
Cash, end of year	$30,472	$58,312

The accompanying notes are an integral part of these consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)
Years Ended December 31, 2004 and 2005

Supplemental disclosure of cash flow information — Cash paid for interest	$95,350	$141,227
Supplemental disclosure of cash flow information — Cash paid for taxes	$—	$—
See notes to consolidated financial statements.

Supplemental Disclosure of Non-cash Investing Activities:
Purchase price acquisition of Moore Electronic details:
Fair value of assets acquired	$—	$4,558,702
Liabilities assumed	—	(1,146,019)
Note payable to former shareholders of Moore as part of the acquisition price	—	(1,250,000)
Preferred stock issued to former shareholder of Moore as part of the acquisition price	—	(250,000)
Cash paid	—	1,912,683
Preferred Dividends	—	(253,125)

Supplemental disclosure of non-cash Financing Activities:
Common stock issued for services	$16,162	$35,710
Conversion of shareholder note to preferred stock	$—	$100,000

In March 2003, the company borrowed $200,000 from a shareholder on a short-term unsecured note at a 12 percent interest rate to finance short-term working capital requirements. During 2003, the company repaid $100,000 on the short-term note. The remaining $100,000 of the note and $13,942 of accrued interest was settled, and considered to be paid in full with the issuance of 299,907 shares of Common Stock at a market rate of $.41 per share on September 28, 2004.

On April 8, 2005, the company borrowed $250,000 from CTK Capital Corporation at an annual interest rate of 15%. The loan proceeds were used to complete the Moore acquisition. Three $50,000 principal payments were made on April 18, April 25 and May 3, 2005 along with accrued interest. The balance of the note was converted into 100,000 newly issued shares of Series B Preferred Stock at $1.00 per share on October 28, 2005. Accrued interest totaling $8,500.68 was paid in cash to CTK Capital Corporation on October 28, 2005. CTK Capital Corporation is a Nevada corporation controlled by James M. Williams, one of our directors.

On April 8, 2005, the company issued a promissory note in the amount of $1,250,000 to Marti D. Lundy as part of the Moore acquisition. The note bears an annual interest rate of 10%. A monthly payment of principal plus accrued interest totaling $43,482 is due until April 8, 2008 at which time all remaining principal outstanding plus accrued and unpaid interest are due and payable. The note is secured by a lien on substantially all of our assets. Ms. Lundy is a former shareholder of Moore, and is an executive officer and a director of microHelix.

The accompanying notes are an integral part of these consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2005

1. Summary of Significant Accounting Policies

Nature of Operations— microHelix, Inc. (the "Company" or "microHelix") is a manufacturer and distributor of custom cable assemblies and mechanical assemblies for the medical and commercial OEM markets.

Basis of Presentation— The audited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods.

Principles of Consolidation — These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Moore Electronics, Inc. ("Moore") for 2005, and BioElectric Corporation ("BioElectric") for 2004. Moore was acquired in April 2005. BioElectric was dissolved at the end of 2004. All material inter-company accounts have been eliminated in consolidation.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications — Certain amounts from the year ended December 31, 2004 have been reclassified to correspond to the year ended December 31, 2005.

Going Concern— These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring net losses and had negative cash flows from operations during each of the past two years and at December 31, 2005 had an accumulated deficit of $22,593,545. These conditions raise substantial doubt about its ability to continue as a going concern for a reasonable period of time. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

As a part of the Company’s plan to return to profitability, the Company initiated a strategy in mid 2004 that combined a focus on revenue growth from its existing business with the acquisition of a similar business with a history of revenue growth and profitability. On April 8, 2005, the Company completed the acquisition of 100% of the stock of privately-held Moore for $1,500,000 in cash, $1,250,000 in the form of a promissory note, and 250,000 shares of microHelix Series B Preferred Stock valued at $250,000. The Company also refinanced $400,000 of Moore bank debt. Moore is operated as a wholly-owned subsidiary of the Company and had 2005 revenues of $7,300,676. Moore manufactures cable assemblies for a broad mix of customers, serving major medical devise manufacturers with components for external defibrillators and serving commercial equipment manufacturers in diverse markets including test and measurement, instrumentation, semi-conductors and robotics. Combining the Company’s existing operations with Moore’s have had a material impact on combined revenues, crated new customer opportunities and expanded the capabilities that the Company can offer customers. Although the Company will need to continue to build its business to achieve consistently profitable operations, the combination of the Moore acquisition and growth in the Company’s existing business has already had a favorable and stabilizing impact on the business. (See Note 13)

Cash Equivalents— For the purpose of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any debt or obligations. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Credit and Collection— The Company extends credit to its customers based on an assessment of a customer's financial circumstances, generally without requiring collateral. None of our significant customers have experienced financial difficulties in the past, although future financial difficulties of customers could have a material adverse effect on the Company's business. A reserve for bad debts has been provided and on a regular basis individual accounts that are past due are reviewed. If an account is determined to be uncollectible the amount is charged to the bad debt reserve. These write-offs have been insignificant and have been adequately covered by the bad debt reserve.

Inventories are stated at the lower of cost (first-in, first-out) or market. The inventory reserves for slow moving and obsolete parts are adjusted on the basis of reviewing quantities on hand, quantities on order, and sales projections by customers, and actual versus projected sales volume.

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

We evaluate long-lived assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of assts are impaired based on comparison to either discounted expected future cash flows (in the case of goodwill and intangible assets) or to the undiscounted expected future cash flows (for all other long-lived assets). If the comparison indicates that an impairment exists, the impaired asset is written down to its fair value. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected discounted and undiscounted cash flows.

Revenue Recognition— The Company recognizes revenues from commercial sales of cable assemblies and related supplies when title passes, which is upon shipment. Commercial sales are made F.O.B. point of shipment. Returns are limited to nonconforming products. The Company expenses shipping and handling costs as incurred, which are included in operating expense. Shipping costs recovered from customers, if any, are included in net sales.

Research and Development— Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed as the contracted work is performed. Research and development costs totaled $0 and $63,729 for the years ended December 31, 2005 and 2004, respectively.

Income Taxes— The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards, No. 109, Accounting for Income Taxes. Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the differences between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

Stock-Based Compensation— As of December 31, 2005, the Company terminated all of the equity compensation plans. In October 2005 the Company agreed to repurchase from the existing option holders options exercisable for up to a total of 14,262 shares of the Company’s Common Stock in exchange for the issuance of a total of 12,851 shares of Common Stock and payment of a total of $423 in cash. Such transactions were completed by February 28, 2006. No additional expense was recognized as the fair value at the date on cancellation and repurchase was not in excess of the original compensation recognized.

The Board of Directors determined in 2005 that the cost of maintaining the Company’s equity compensation plans outweighed the perceived benefits received from the employees under those plans. The Company expects that for the foreseeable future any equity compensation grants to the employees and directors will be in the form of grants of shares of Common Stock. Such grants may be restricted or unrestricted.

No options were granted in 2004 or 2005.

Fair Value of Financial Instruments— The carrying value of the Company's accounts receivable, accounts payable, other accrued liabilities, and line of credit approximate their estimated fair values due to the relatively short maturities of those instruments.

Comprehensive Loss— The Company has no components of Other Comprehensive Income (Loss) and, accordingly, no Statement of Comprehensive Income (Loss) has been included in the accompanying consolidated financial statements.

Net Loss per Share— The Company uses SFAS No. 128, "Earnings per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2005, the outstanding number of potentially dilutive common shares totaled 12,621,289 shares of Common Stock, consisting of Series B Preferred Stock convertible into 11,000,000 shares of Common Stock, Class B warrants to purchase 926,833 shares of Common Stock, and other warrants to purchase 694,456 shares of Common Stock. At December 31, 2004, the outstanding number of potentially dilutive common shares totaled 1,255,095 shares of Common Stock, consisting of options to purchase 117,867 shares of Common Stock, Class B warrants to purchase 926,833 shares of Common Stock, and other warrants to purchase 210,395 shares of Common Stock. In periods when the Company has net losses, their effect is anti-dilutive and have not been included in the diluted weighted average earnings per share as shown on the Consolidated Statements of Operations.

Operating Segments and Reporting Units — Based on the Company's integration and management strategies, it operates in a single business segment and reporting unit. For the years ended December 31, 2005 and 2004, substantially all revenues have been derived from domestic operations.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement will be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has determined not to early adopt and will recognize the fair value of all newly issued share-based payments to employees in the prescribed period.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. We do not believe the adoption will have a material impact on our financial position or results of operations or cash flows.

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

In June 2005, the FASB ratified EITF Issue No. 05-2, “The meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered ‘conventional’ for purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 to new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company does not expect its financial statements to be significantly impacted by this statement.

In September 2005 the FASB approved EITF Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues”(“EITF 05-7”). EITF 05-7 address that the changes in the fair value of an embedded conversion option upon modification should be included in the analysis under EITF issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” to determine whether a modification or extinguishment has occurred and that changes to the fair value of a conversion option affects the interest expense on the associated debt instrument following a modification. Therefore, the change in fair value of the conversion option should be recognized upon the modification as a discount or premium associated with the debt, and increase ore decrease in additional paid-in capital. EITF 05-7 is effective for all debt modifications in annual or interim periods beginning after December 15, 2005. The adoption of EITF 05-7 is not expected to have a significant impact, if any, on the Company’s financial position and results of operations.

In February of 2006 the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial assets and Extinguishments of Liabilities-a replacement for FASB Statement No. 125.” SFAS 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the impact SFAS No. 155 will have on our consolidated financial statements, if any.

2. Inventories

A summary is as follows:

Finished goods	$168,235
Raw materials	1,211,903
Total inventories	1,380,138
Less: Reserves	(258,631)
Inventories, net	$1,121,507

The Company increased its inventory reserve by $47,583 due to analysis and review of the on-hand inventories of Moore Electronics at December 31, 2005

3. Property and Equipment

A summary is as follows:

Machinery and equipment	$556,366
Tangible Assets	601,980
Leasehold improvements	84,028
Office furniture and equipment	244,653
Automobiles	27,228
Software	244,073
1,758,328
Accumulated depreciation and amortization	(687,179)
Property and equipment — net	$1,071,149

Depreciation and amortization expense totaled $283,848 and $41,747 for the years ended December 31, 2005 and 2004, respectively.

4. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net identified tangible and intangible assets of the acquired business. Goodwill must be tested for impairment at least on an annual basis, or if an event occurs or circumstances change prior to the annual test of impairment, then the carrying value of goodwill must be tested on an interim basis. The Company has determined that the required annual impairment analysis will be performed on the anniversary of the acquisition of Moore.

As a result of the Moore purchase, the Company acquired identifiable defined life intangible assets such as customer contacts and lists and manufacturing process technology. The customer lists and contacts are amortized on a straight-line basis over a 3 year period and the manufacturing process technology is amortized over a 5 year period on a straight-line basis. The Company will continue to amortize these identifiable intangible assets over these lives unless an event occurs or circumstances change that indicate that the carrying value of these assets may not be recoverable. The following table reflects the cost of other identifiable intangible assets and the accumulated amortization related to these respective assets as of December 31, 2005:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists and contacts	$522,466	$130,617	$391,849
Manufacturing process technology	203,738	30,561	173,177
Total other intangible assets	$726,204	$161,178	$565,026

For the year ending December 31, 2005 and 2004, the Company recorded $161,178 and $0 as amortization expense. The Company expects to record annual amortization expense of approximately $215,000 in 2006, $215,000 in 2007, $84,000 in 2008, $41,000 in 2009 and $10,000 in 2010 related to the other identifiable intangible assets purchased in the Moore acquisition.

5. Line of Credit

In April 2005, the Company amended its revolving line of credit with an asset-based lender. The line of credit is fully secured by accounts receivable and inventory. The line of credit bears interest at the prime rate plus 5.00% (12.25% at December 31, 2005) per annum and allows the Company to borrow up to $1,500,000. At December 31, 2005, $1,325,684 was outstanding on the line of credit. As of December 31, 2005, the Company was in compliance with the terms of the line of credit. The line of credit expires on April 7, 2007. (See Note 13)

6. Notes Payable

On April 8, 2005, we borrowed $250,000 from CTK Capital Corporation at an annual interest rate of 15%. The loan proceeds were used to complete the Moore acquisition. Three $50,000 principal payments were made on April 18, April 25 and May 3, 2005 along with accrued interest. The balance of the note was converted into 100,000 newly issued shares of Series B Preferred Stock at $1.00 per share on October 28, 2005. Accrued interest totaling $8,500.68 was paid in cash to CTK Capital Corporation on October 28, 2005. CTK Capital Corporation is a Nevada corporation controlled by James M. Williams, one of our directors.

On April 8, 2005, we issued a promissory note in the amount of $1,250,000 to Marti D. Lundy as part of the Moore acquisition. The note bears an annual interest rate of 10%. A monthly payment of principal plus accrued interest totaling $43,482.16 is due until April 8, 2008 at which time all remaining principal outstanding plus accrued and unpaid interest are due and payable. The note is secured by a lien on substantially all of our assets. Ms. Lundy is a former shareholder of Moore and is an executive officer and director of micorHelix.

7. Income Taxes

Deferred income taxes, reflecting the net tax effects of temporary differences between the carrying amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, are based on tax laws currently enacted.
Components of deferred tax assets are as follows:

	For the year ended December 31,
	2004	2005
Federal net operating loss carry forwards	$5,362,000	$5,711,000
State net operating loss carry forwards	1,041,000	1,110,000
Deferred compensation	—	—
Basis difference in property and equipment	(94,000)	—
Basis difference in intangible assets	—	—
Other	18,000	77,000
Deferred tax asset	6,327,000	6,898,000
Valuation allowance	(6,327,000)	(6,416,380)
Net deferred tax asset	$—	$481,620

As of December 31, 2005, the Company had federal and state net operating loss carry forwards of $16,797,858 and $16,665,744, respectively, expiring during the years 2013 through 2025.

A benefit for income taxes of $133,558 has been recorded due to the Company’s amortization of its deferred tax liability related to the acquisition of Moore and in accordance with FASB 109. The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate was as follows:

	For the year ended December 31,
	2004	2005
Amount computed using statutory rate (34%)	$(528,400)	$(349,700)
Change in Valuation Allowance	763,853	491,153
Non-Deductible Items	(131,453)	(72,453)
Amortization of Deferred Tax Liability	—	(133,558)
State Income Taxes	(104,000)	(69,000)
Provision for Income Taxes	$—	$(133,558)

SFAS No. 109, Accounting for Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carry forwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carry forward period. Because of the Company's current operating losses, management has provided a 100% valuation allowance for its net deferred tax assets.

8. Shareholders' Equity

Preferred Stock — The Company is authorized to issue 3,500,000 shares of preferred stock, 500,000 of which are designated Series A Preferred Stock, none of which are issued or outstanding, and 2,750,000 of which are designated Series B Preferred Stock, all of which are issued and outstanding. The Series B Preferred Stock has a dividend rate of 15%. As if December 31, 2005, the Company has accrued $253,125 of dividends for the Series B Preferred Stock however no dividends have been declared or paid.

During 2005 the Company issued 2,750,000 shares of Series B Preferred Stock to accredited investors in private placements. On April 8, 2005 the Company sold 2,000,000 shares of Series B Preferred Stock at $1.00 per share for total gross cash proceeds of $2.0 million, which the Company used as partial consideration for the acquisition of Moore. On April 8, 2005 the Company also issued 250,000 shares of Series B Preferred Stock to a selling shareholder as partial consideration in the acquisition of Moore.

On October 28, 2005 the Company sold 310,000 shares of Series B Preferred Stock at $1.00 per shares. The Company received total gross cash proceeds of $210,000. The remaining $100,000 of the purchase price for the shares was paid by conversion of the outstanding principal on a promissory note owed by microHelix to an affiliate of James M. Williams, one of our directors. On December 7, 2005 the Company sold 190,000 shares of Series B Preferred Stock at $1.00 per share for total gross cash proceeds of $190,000. The proceeds of the October and December 2005 sales of Series B Preferred Stock were used for working capital.

In all of the above cases, shares of Series B Preferred Stock were issued in reliance on Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and we obtained representations from the investors as to their status as "accredited investors" as that term is defined in Regulation D.

Each share of Series B Preferred Stock is convertible into four shares of Common Stock (subject to adjustment for stock splits, stock dividends, reclassifications and the like). The Company can redeem the shares of Series B Preferred Stock at any time after April 8, 2006 for $1.50 per share (as adjusted for stock splits, stock dividends, reclassification and the like). The Company has granted demand and piggy-back registration rights to the holders of Series B Preferred Stock with respect to the underlying shares of Common Stock obtainable upon conversion.

Stock Option Plan — The Company's 2002 Non Qualified Stock Option Plan (the "2002 Plan") was adopted by the Board of Directors in October 2002. The 2002 Plan provides for the issuance of options to purchase up to 20,000 shares of common stock to its employees and consultants. Options are granted under various vesting arrangements, up to a maximum of four years and expire after a maximum of ten years, and are subject to a stock transfer restriction agreement to be entered into upon exercise.

Stock Incentive Plans — The Company's 2001 Stock Incentive Plan (the "2001 Plan") was adopted by the Board of Directors in July 2001 and approved by the shareholders in August 2001. The 2001 Plan provides for the issuance of options to purchase up to 200,000 shares of common stock. Options are granted under various vesting arrangements, up to a maximum of five years and expire after a maximum of ten years and are subject to a stock transfer restriction agreement to be entered into upon exercise.

The Company has a 1998 Stock Incentive Plan (the "1998 Plan"), under which grants of options to purchase up to 21,392 shares of common stock to its employees and service providers are outstanding. Options were granted under various vesting arrangements, up to a maximum of five years and expire after a maximum of ten years and are subject to a stock transfer restriction agreement to be entered into upon exercise. In 2002, the Board of Directors voted to discontinue further grants of options under this plan.

As of December 31, 2005, the Company had terminated the 2002 Plan, the 2001 Plan and 1998 Plan. In October 2005, the Company agreed to repurchase from our existing option holders options exercisable for up to a total of 14,262 shares of our Common Stock in exchange for the Company’s issuance of a total of 12,851 shares of Common Stock and payment of a total of $423 in cash. Such transactions were completed by February 28, 2006.

The following table summarizes current year activity under the 1998, 2001, and 2002 Plans:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2002	134,060	2.60
Options granted at market price	101,646	1.56
Options cancelled	(25,848)	9.11
Balance at December 31, 2003	209,858	4.65
Options granted	—	—
Options cancelled	(91,991)	5.45
Balance at December 31, 2004	117,867	$4.03
Options granted	—	—
Options cancelled	(117,867)	—
Balance at December 31, 2005	—	$—

Stock Grants — In connection with bridge loans issued in June 2001, the Company granted warrants to purchase 52,000 units, with each unit consisting of a share of common stock and a Class B warrant, at a price of $16.20 per unit. The warrants may be exercised at any time during a period of three years commencing on the first anniversary of the effective date of the offering, November 16, 2002.

In connection with a credit facility agreement entered into in January 2001, the Company granted 1,472 common stock warrants at an exercise price of $27.18 per share. The warrants expire in January 2008.

The Company has Class B warrants (OTCBB: MHLXZ) outstanding that may be exercised to purchase 926,833 shares of Common Stock at a price of $21.60 per share. The Class B warrants were issued as part of units in the Company's initial public offering on November 16, 2001 and expire on November 16, 2006.

The Company issued warrants on April 8, 2005 to its financial advisor and its affiliates to purchase a total of 478,000 shares of Common Stock for services rendered in connection with the Series B Preferred Stock offering. Such warrants can be exercised through April 7, 2015 for a price of $0.25 per share.

Common Stock — The Company issued on April 8, 2005 a total of 123,033 shares of Common Stock to six of its employees and directors. These shares were unrestricted and were made for services related to the successful completion of the merger. The Company issued on September 19, 2005 a total of 33,500 shares of Common Stock to employees and a director. These shares were unrestricted.

9. Related-Party Transactions

There are no transactions with the affiliates or related parties that impact sales or expenses. The significant transactions are summarized below:

	Year Ended December 31,
	2004	2005
Interest expense on note payable to shareholder	$5,094	$99,822

On April 8, 2005, the Company borrowed $250,000 from CTK Capital Corporation at an annual interest rate of 15%. The loan proceeds were used to complete the Moore acquisition. Three $50,000 principal payments were made on April 18, April 25 and May 3, 2005 along with accrued interest. The balance of the note was converted into 100,000 newly issued shares of Series B Preferred Stock at $1.00 per share on October 28, 2005. Accrued interest totaling $8,501 was paid in cash to CTK Capital Corporation on October 28, 2005. CTK Capital Corporation is a Nevada corporation controlled by James M. Williams, one of our directors.

On April 8, 2005, the Company issued a promissory note in the amount of $1,250,000 to a shareholder as part of the Moore acquisition. The note bears an annual interest rate of 10%. A monthly payment of principal plus accrued interest totaling $43,482.16 is due until April 8, 2008 at which time all remaining principal outstanding plus accrued and unpaid interest are due and payable. The note is secured by a lien on substantially all of our assets. The shareholder is a former shareholder of Moore and is an executive officer and director of MicroHelix.

10. Commitments and Contingencies

Operating Leases — The Company leases certain office space and equipment. The operating leases expire at various dates through August 2007. The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year without regards to renewal options as of December 31, 2005

Year Ending December 31,
2006	$200,622
2007	214,662
2008	139,883
Net operating lease commitments	$555,167

Capital Leases — The Company leases certain equipment from unrelated parties under terms of a capital lease at an interest rate of 9.6%. These leases are secured by related equipment costing $32,540. The following is a schedule by years of future minimum principle payments required under the capital leases.

Year Ending December 31,
2006	$11,777
2007	5,185
2008	3,007
2009	501
Total minimum lease payments	$20,470
Less amount representing interest	(762)
Present value of minimum lease payments	$19,708
Less current maturities	(10,459)
Present value of net minimum lease payments	$9,249

Interest expense on capital leases amounted to $2,216 for the year ended December 31, 2005.

For the years ended December 31, 2004 and 2005, the Company incurred rent expense of $393,492 and $341,620, respectively. The Company sub-leased most of the Portland building to Advanced Neuromodulation Systems (ANS) during 2004 and received $124,300 of income that was used to offset the cost of leasing the facility. The company subleased all of the facility to ANS from April 21, 2005 through the termination of the lease on November 30, 2005. During 2005 the Company received $71,068 from ANS as payments under the sublease agreement.

Litigation — From time to time, the Company is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. As of December 31, 2005, the Company is not aware of any legal proceedings or claims against the Company.

11. Major Customers

In 2004, sales from two customers represented $754,698 or 58%, and $143,054 or 11%, respectively, of the Company's sales from continuing operations. In 2005, sales from three customers accounted for $2,851,008 or 31%, $1,632,281 or 18%, and $1,153,327 or 12%, respectively of the Company’s sales. No other customer in 2004 or 2005 accounted for more than 10% of sales from continuing operations.

12. Retirement Plan

The Company offers a 401(k) employee savings plan with eligibility requirements of three months of service. There are no required employer contributions and no Company contributions were made to the plan during the years ended December 31, 2004 and 2005.

13. Discontinued Operations

In view of the continued losses incurred by the Company, the Board of Director in December 2003 concluded that a sale of existing assets or a business combination with another company is necessary. As a result of this effort, on April 21, 2004, the Company sold its Portland based wire and cable division to ANS of Dallas, Texas. The Company does not have any continuing obligations to ANS, and therefore, there are no risks of continuing ownership that apply to this transaction.

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company accounted for the pending sale of the wire and cable division as a discontinued operation for the year ended December 31, 2003. Accordingly, the net operating results, assets held for sale and liabilities held for sale and net cash flows of the new wire and cable division were accounted for separately from those of continuing operations and reported as "Discontinued Operations".

The Company continued to operate the wire and cable division until the transaction closed on April 21, 2004. The results, including an allocation of interest expense, relating to the discontinued operations for the interim period between January 1, 2004 and April 20, 2004 are reflected in the following table.

Year Ended December 31, 2004

Sales	$749,195
Cost of Sales	599,340
Gross Profit (Loss)	149,855
Operating Expenses:
Research and development	133,614
Sales and marketing	59,188
General and administrative	55,325
Impairment loss on intangibles	—
Total Operating Expenses	248,127
Total Operating Loss	(98,272)
Total Other Expense	(24,605)
Net Loss	$(122,877)

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

14. Business Combination

On April 8, 2005, the Company entered into a merger agreement and acquired 100% of the outstanding stock of Moore from two shareholders. On April 4, 2005, the Company incorporated microHelix Acquisition Corp., an Oregon corporation, as a 100% owned subsidiary of the Company. microHelix Acquisition Corp. was merged with Moore with Moore being the surviving corporation and becoming a wholly-owned subsidiary of the Company.

Moore, headquartered in Tualatin, Oregon, was founded in 1978 and is an independent manufacturer of customized cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies. Moore serves major medical equipment manufacturers and commercial equipment manufacturers. Moore is operated as a wholly owned subsidiary of microHelix.

The Company paid $3,000,000 for the 2,000 shares of common stock of Moore, which consisted of $1,500,000 in cash, $1,250,000 in the form of a promissory note and 250,000 shares of microHelix Series B Preferred Stock valued at $250,000. In addition, the Company refinanced $413,000 of bank debt owed by Moore. In order to finance the acquisition of Moore, the Company sold 2.0 million shares of Series B Preferred Stock at $1.00 per share in a private placement. Each share of Series B Preferred Stock is convertible into four shares of Common Stock. Each share of Series B Preferred Stock is eligible for a cumulative dividend of $0.15 per share per annum, payable quarterly in either cash or stock quarterly when, as and if declared by the Board of Directors of the Company. The Board of Directors has not declared any dividends on the Series B Preferred Stock. The Company also borrowed $250,000 from CTK Capital Corporation at an annual interest rate of 15%. The loan proceeds were used to complete the Moore acquisition.

The fair value of assets acquired and liabilities assumed was recorded in the Company's balance sheet as of April 8, 2005, the effective date of the acquisition, and the results of operations of Moore have been included in the Company's consolidated results of operations for the period from April 8, 2005 through December 31, 2005.

As of December 31, 2005 the intangible assets were adjusted as per FASB 141 and all final adjustments to the value of the intangible assets were made.

The following table summarizes the total purchase price consideration as of the date of acquisition by major asset and liability classification:

Category	Value
Net tangible assets	$907,984
Property and Equipment fair value adjustment	773,427
Customer lists and contacts	522,466
Manufacturing process technology	203,738
Goodwill	1,620,218
Deferred tax liability	(615,150)
Total purchase consideration	$3,412,683

The following proforma income statement indicates would the results would have been if Moore was a division of microHelix for all of 2005.

Category
Sales		$9,759,940
Cost of sales		8,924,384
Gross profit		835,556
Operating expenses		2,648,007
Operating income		(1,812,451)
Other income/(expense)		(34,472)
Net income	$$	(1,846,923)

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

The Company's Chief Executive Officer/Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that as of the evaluation date the Company's disclosure controls and procedures are designed to and are effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required. The Company's Chief Executive Officer/Chief Financial Officer also concluded that, notwithstanding the material weaknesses discussed in the following paragraph, the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting during 2005 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

As noted in the Company's 10-KSB filing for the year ended December 31, 2004, in January 2005 our management and our newly appointed independent registered public accountants reviewed our 10-QSB filings for the periods ended March 31, 2004, June 30, 2004, and September 30, 2004. As a result of these reviews, the newly appointed independent registered accountants reported to our Audit Committee two adjustments with regard to the interim financial statements prepared for the periods ending March 31, 2004 and June 30, 2004 that needed to be made. Management acknowledged that these recommended adjustments to the interim financial statements reflected a material weakness under standards established by the Public Company Accounting Oversight Board. The Company restated its 10-QSB reports for each quarter in 2004 due to a correction of an error for inventory reserves during the three months ended March 31, 2004, and a reclassification of a one-time entry that recorded a sale of assets that occurred during the three months ended June 30, 2004. Additional inventory reserves were provided for the three months ended December 31, 2004. These material weakness issues have been discussed in detail among management, our Audit Committee and our independent registered public accountants. The Company will continue to evaluate its internal controls and procedures to identify any required improvements. In reaching the conclusion that the Company's disclosure controls and procedures were effective as of December 31, 2005, notwithstanding such material weaknesses in 2004, the Company's Chief Executive Officer/Chief Financial officer relied on his review of the processes used by the Company in preparing its financial statements, which indicated that such weaknesses were confined to isolated instances and did not reflect systemic weaknesses in the Company's disclosure controls and procedures. The Company has changed its methodology for recording inventory reserves to better reflect actual and planned usages of inventory. The Company also recognized a weakness in its Management Operating System (“MOS”) which serves as Moore’s operational and financial reporting system. The MOS system was determined to be ineffective, creating more work while becoming progressively less reliable. After an extensive evaluation of Enterprise Resource Planning systems (“ERP”), the company began implementation of its new ERP system (Vantage 8) and the Company plans to complete the conversion in the second quarter of 2006. The Company also hired in the three months ended June 30, 2005 a Corporate Controller to strengthen its ability to record entries associated with dispositions of assets. The Corporate Controller is also expected to continue to improve the Company's internal controls, financial systems and reporting procedures. The Company's Chief Executive officer/Chief Financial Officer also consulted with the Company's independent registered public accountants, with the Company's Audit Committee and with Company personnel with financial reporting responsibilities.

Item 8B. Other Information

None.

Part III

The information required by Items 9, 10, 11 and 12 of Part III are incorporated by reference to the Registrant's Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.

Item 13. Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Articles of Incorporation of microHelix, Inc., as amended November 16, 2001, December 5, 2003, April 8, 2005 and October 28, 2005.
3.2(2)	Bylaws of microHelix, Inc.
4.1(2)	Form of Warrant Agreement among microHelix, Inc. and UMB Bank, N.A., as Warrant Agent, including the form of Class B Warrant.
4.2(2)	Form of Unit Certificate.
4.3(2)	Form of Warrant to Paulson Investment Company, Inc.
10.1(2)	Warrant dated March 27, 2000 to The Polymer Technology Group.
10.2(2)	Warrant Agreement dated January 5, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank, as amended May 31, 2001.
10.3(2)	Antidilution Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank.
10.4(2)	Stock Transfer Restriction Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank.
10.5(2)	Form of Warrant for Bridge Loan for Pre-IPO Financing.
10.6(2)	Standard Commercial-Industrial Lease Agreement dated August 1, 2004 between microHelix, Inc. and La Bajada Land Company LLC.
10.7(3)	Asset Purchase Agreement dated March 5, 2004 between Advanced Neuromodulation Systems, Inc. and microHelix, Inc.
10.8(4)
Contractual Guideline for Shelter Program Relationships dated December 28, 1999 between Javid LLC and Grayscale, Inc. (which merged into microHelix, Inc. on December 31, 2000), and Lease Contract entered into through Javid LLC's subsidiary Camex de Nogales, S.A. de C.V. on behalf of microHelix, Inc. dated effective November 1, 2003.

10.9(4)	Lease Agreement between microHelix, Inc. as Landlord, ADM De Mexico, Inc. as Tenant.
10.10(5)	Form of Warrant dated April 8, 2005 issued by microHelix, Inc. to financial advisors.
10.11(5)	Merger Agreement dated April 8, 2005 among microHelix, Inc., microHelix Acquisition Corp., Moore Electronics, Inc., Lawrence T. Moore and Marti D. Lundy.
10.12(6)	Promissory Note dated April 8, 2005 made by microHelix, Inc. in favor of Marti D. Lundy, as amended August 5, 2005, November 18, 2005 and January 3, 2006.
10.13(5)	Security Agreement dated April 8, 2005 among microHelix, Inc., Moore Electronics, Inc. and Marti D. Lundy.
10.14(5)	Form of Series B Preferred Stock Purchase Agreement dated April 8, 2005 between microHelix, Inc. and purchasers of Series B Preferred Stock of microHelix, Inc.
10.15(5)	Form of Registration Rights Agreement dated April 8, 2005 between microHelix, Inc. and holders of Series B Preferred Stock of microHelix, Inc.
10.16(7)
Amended and Restated Loan and Security Agreement dated as of April 5, 2005 among microHelix, Inc., Moore Electronics, Inc. and BFI Business Finance as modified on October 11, 2005, December 22, 2005 , and January 5, 2006

10.17(5)	Stock Pledge Agreement dated as of April 5, 2005 between microHelix, Inc. and BFI Business Finance.
10.18(5)*	Employment Agreement dated April 8, 2005 between Marti D. Lundy and Moore Electronics, Inc.
10.19(5)
Lease dated August 15, 1999 between Sylvia B. Giustina and Moore Electronics, Inc. ("Tenant"), as modified and amended by a Memorandum of Understanding effective January 1, 2001, a First Addendum to Lease effective August 15, 2002, a Second Addendum to Lease effective August 15, 2002 and a Third Addendum to Lease effective April 7, 2005.

14.1(5)	Policy on Business Ethics for Directors, Officers and Employees.
21.1(4)	Subsidiaries.
31.1(8)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(8)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(8)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, and to the Company's Forms 8-K filed on April 14, 2005 and October 31, 2005.
(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2 (Reg. No. 333-65872), declared effective on November 16, 2001.
(3)	Incorporated by reference to the Company's Proxy Statement filed on March 23, 2004.
(4)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.
(5)	Incorporated by reference to the Company's Form 8-K filed on April 14, 2005.
(6)
Incorporated by reference to the Company's Form 8-K filed on April 14, 2005, to the Company's Form 10-QSB for the quarter ended September 30, 2005 and to the Company's Form 8-K filed on January 4, 2006.

(7)	Incorporated by reference to the Company's Form 8-K filed on April 14, 2005, and to the Company's Forms 8-K filed on October 31, 2005, January 4, 2006 and January 26, 2006.
(8)	Filed herewith.

* Management contract or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 of Part III is incorporated by reference to the Registrant's Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A.

SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned, thereunto duly authorized, on April 17, 2006.

MICROHELIX, INC.

By:	/s/ Tyram H. Pettit
Tyram H. Pettit
President, Chief Executive Officer and Vice President - Finance

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tyram Pettit	President, Chief Executive Officer,	April 17, 2006
Tyram H. Pettit	Vice President - Finance and Director (Principal Executive, Financial and Accounting Officer)

/s/ Terrance Rixford	Secretary and Director	April 17, 2006
Terrence A. Rixford

/s/ James M. Williams	Chairman and Director	April 17, 2006
James M. Williams

/s/ John L. Crary	Director	April 17, 2006
John L. Crary

/s/ Marti D. Lundy	Director	April 17, 2006
Marti D. Lundy

/s/ James M. Thornton	Director	April 17, 2006
James M. Thornton