Form 10KSB/A
period 2005-12-31
MICROHELIX INC
filed 2006-04-24
CIK 1142406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Form 10-KSB/A to amend Part II, Item 7 of our Annual Report on Form 10-KSB for the year ended December 31, 2005, which we filed with the Securities and Exchange Commission on April 17, 2006. This amendment is being filed to correct certain typographical errors.

This Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K on April 17, 2006 or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above.

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

We have audited the accompanying consolidated balance sheet of microHelix, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of microHelix, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
April 10, 2006

microHelix, Inc.

CONSOLIDATED BALANCE SHEET
December 31, 2005

Assets
Current Assets:
Cash	$58,312
Accounts receivable, net of allowance of $19,464	1,586,025
Inventories, net	1,121,507
Prepaid expenses and other current assets	49,614
Total current assets	2,815,458

Property and equipment, net	1,071,149
Intangible assets	565,026
Goodwill	1,620,218
Total assets	$6,071,851
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$1,417,048
Accounts payable-related parties	73,220
Accrued liabilities	471,396
Accrued dividends	253,125
Line of credit	1,325,684
Current maturities of obligations under capital leases	16,127
Current maturities of notes payable to shareholders	331,668
Customer deposits	163,456
Total current liabilities	4,051,724

Long-term Liabilities
Obligations under capital leases, less current maturities	20,756
Deferred tax liability	481,620
Notes payable to shareholders	892,092
Total long-term liabilities	1,394,468
Total liabilities	5,446,192

Commitments and contingencies (Note 10)	—

Shareholders' Equity:
Preferred stock, convertible, no par value, 3,500,000 shares authorized, 2,750,000 Series B Preferred Stock issued and outstanding	2,475,793
Common stock, no par value, 25,000,000 shares authorized, 2,142,431shares issued and 2,129,097 shares outstanding	14,473,409
Additional paid-in capital	6,270,002
Accumulated deficit	(22,593,545)
Total shareholders' equity	625,659
Total liabilities and shareholders' equity	$6,071,851

The accompanying notes are an integral part of these consolidated financial statements.

microHelix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2005

Sales, net	$1,299,630	$9,164,242
Cost of Sales	1,493,427	8,461,205
Gross profit/(loss)	(193,797)	703,037

Operating Expenses:
Research and development	63,629	—
Sales and marketing	26,040	497,001
General and administrative	1,024,253	1,863,440
Total operating expenses	1,113,922	2,360,441

Loss from operations	(1,307,719)	(1,657,404)

Other income (expense):
Other income	36,585	1,181
Loss on sale of assets	(1,493)	—
Interest (expense)	(28,675)	(180,737)
Total other income (expense) — net	6,417	(179,556)

Loss from continuing operations	(1,301,302)	(1,836,960)

Discontinued operations: (net of $-0- tax effect) (Note 12)
Loss from operations of wire and cable division	(122.877)	—
Loss on sale of wire and cable division	(129,816)	—
Provision (Benefit) for Income Taxes	—	(133,530)
Net (loss)	(1,553,995)	(1,703,430)
Preferred dividends	—	(253,125)
Net loss available to common shareholders	$(1,553,995)	$(1,956,555)

Loss per common share — basic and diluted:
Loss from continuing operations	$(.74)	$(.89)
Loss from discontinued operations	(.14)	—
Net loss	$(.88)	$(.83)
Weighted average number of shares outstanding — basic and diluted	1,767,316	2,061,742

The accompanying notes are an integral part of these consolidated financial statements.

microHelix, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Year Ended December 31, 2005

	Common Stock		Preferred	Additional Paid-in	Deferred	Accumulated
	Shares	Amount	Stock	Capital	Compensation	Deficit	Total
Balance, January 01, 2005	1,959,713	$14,473,409	$—	$6,487,417	$—	$(20,890,115)	$70,711
Dividends on preferred stock				(253,125)			(253,125)
Preferred stock issued for the purchase of Moore and working capital			2,475,793				2,475,793
Common stock issued	169,384			35,710			35,710
Net loss for the year ended 12/31/05						(1,703,430)	(1,703,430)
Balance, December 31, 2005	2,129,097	$14,473,409	$2,475,793	$6,270,002	$—	$(22,593,545)	$625,659

The accompanying notes are an integral part of these consolidated financial statements.

microHelix, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005
Cash Flows Provided By (Used For) Operating Activities:
Net loss from continuing operations	$(1,553,995)	$(1,836,960)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation-capital assets	41,747	283,848
Amortization-intangible assets	—	161,448
Provision for doubtful accounts	(10,589)	(29,027)
Provision inventory reserves	185,621	47,583
Common stock issued for services	27,185	35,710
Benefit from deferred income taxes	—	133,530
Loss from sale of wire and cable division	1,493	—
Change in assets and liabilities:
(Increase) Decrease in assets:
Accounts receivable	222,638	(725,480)
Inventories	(21,761)	167,737
Prepaid expenses and other current assets	45,753	(178,090)
Intangibles, other assets, and deposits	9,516	(6,487)
Increase (Decrease) in liabilities:
Accounts payable	(319,056)	779,880
Accrued dividends	—	253,125
Accrued liabilities	(118,752)	(108,503)
Net cash used in operating activities	(1,490,200)	(1,021,686))

Cash Flows from Investing Activities:
Capital expenditures	(36,011)	(59,547)
Cash for stock of Moore Electronics	—	(1,500,000)
Cash used to pay-off loan of Moore Electronics	—	(412,683)
Proceeds from the sale of equipment	27,500	—
Net book value of wire and cable division sold	1,591,785	—
Net cash provided by/(used in) investing activities	1,583,274	(1,972,230)

Cash Flows from Financing Activities:
Proceeds from line of credit	1,620,954	7,892,239
Payments on line of credit	(1,732,323)	(6,696,187)
Preferred stock dividends	—	(253,125)
Proceeds from preferred stock offering, net of expenses	—	2,125,793
Payment on notes payable to shareholders	—	(146,964)
Proceeds from issuance of notes payable to shareholders	—	100,000
Net cash provided by/(used in) financing activities	(111,369)	3,021,756
Change in cash	(18,295)	27,840
Cash, beginning of year	48,767	30,472
Cash, end of year	$30,472	$58,312

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

The components of deferred tax liability are as follows:

	For the year ended December 31,
	2004	2005
Federal net operating loss carry forwards	$5,362,000	$5,711,000
State net operating loss carry forwards	1,041,000	1,110,000
Deferred compensation	—	—
Basis difference in property and equipment upon acquisition of Moore Electronics	(94,000)	481,620
Basis difference in intangible assets	—	—
Other	18,000	77,000
Deferred tax liability	6,327,000	7,379,620
Valuation allowance	(6,327,000)	(6,898,000)
Net deferred tax liability	$—	$481,620

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

8. Shareholders' Equity

Preferred Stock — The Company is authorized to issue 3,500,000 shares of preferred stock, 500,000 of which are designated Series A Preferred Stock, none of which are issued or outstanding, and 2,750,000 of which are designated Series B Preferred Stock, all of which are issued and outstanding. The Series B Preferred Stock has a dividend rate of 15%. As of December 31, 2005, the Company has accrued $253,125 of dividends for the Series B Preferred Stock however no dividends have been declared or paid.

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

10. Commitments and Contingencies

Operating Leases — The Company leases certain office space and equipment. The operating leases expire at various dates through August 2007. The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year without regards to renewal options as of December 31, 2005.

Year Ending December 31,
2006	$200,622
2007	214,662
2008	139,883
Net operating lease commitments	$555,167

 Capital Leases — The Company leases certain equipment from unrelated parties under terms of a capital lease at an interest rate of 15.8%. These leases are secured by related equipment costing $52,114, and the related equipment has accumulated depreciation of $14,898 as of December 31, 2005. The following is a schedule by years of future minimum principle payments required under the capital leases.

Year Ending December 31,
2006	$20,214
2007	13,637
2008	9,365
2009	501
Total minimum lease payments	$43,717
Less amount representing interest	(6,834)
Present value of minimum lease payments	$36,883
Less current maturities	(16,127)
Present value of net minimum lease payments	$20,756

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

The Company paid $3,000,000 for the 2,000 shares of common stock of Moore, which consisted of $1,500,000 in cash, $1,250,000 in the form of a promissory note and 250,000 shares of microHelix Series B Preferred Stock valued at $250,000. In addition, the Company refinanced $413,000 of bank debt owed by Moore. In order to finance the acquisition of Moore, the Company sold 2.0 million shares of Series B Preferred Stock at $1.00 per share in a private placement. Each share of Series B Preferred Stock is convertible into four shares of Common Stock. Each share of Series B Preferred Stock is eligible for a cumulative dividend of $0.15 per share per annum, payable quarterly in either cash or stock quarterly when, as and if declared by the Board of Directors of the Company. As of December 31, 2005, the Company has accrued $253,125 of dividends for the Series B Preferred Stock; however, no dividends have been declared or paid on the Series B Preferred Stock. The Company also borrowed $250,000 from CTK Capital Corporation at an annual interest rate of 15%. The loan proceeds were used to complete the Moore acquisition.

The fair value of assets acquired and liabilities assumed was recorded in the Company's balance sheet as of April 8, 2005, the effective date of the acquisition, and the results of operations of Moore have been included in the Company's consolidated results of operations for the period from April 8, 2005 through December 31, 2005.

As of December 31, 2005 the intangible assets were adjusted as per FASB 141 and all final adjustments to the value of the intangible assets were made.

The following table summarizes the total purchase price consideration as of the date of acquisition by major asset and liability classification:

Category	Value
Net tangible assets	$907,984
Property and Equipment fair value adjustment	773,427
Customer lists and contacts	522,466
Manufacturing process technology	203,738
Goodwill	1,620,218
Deferred tax liability	(615,150)
Total purchase consideration	$3,412,683

The following pro forma income statement indicates would the results would have been if Moore was a division of microHelix for all of 2005.

Category
Sales	$9,759,940
Cost of sales	8,924,384
Gross profit	835,556
Operating expenses	2,648,007
Operating loss	(1,812,451)
Other expense	(34,472)
Net loss	$(1,846,923)

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

10.17(5)		Stock Pledge Agreement dated as of April 5, 2005 between microHelix, Inc. and BFI Business Finance.
10.18(5)	*	Employment Agreement dated April 8, 2005 between Marti D. Lundy and Moore Electronics, Inc.
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

SIGNATURES
SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned, thereunto duly authorized, on April 19, 2006.

MICROHELIX, INC.

By:	/s/ Tyram H. Pettit
Tyram H. Pettit
President, Chief Executive Officer and Vice President - Finance

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tyram Pettit	President, Chief Executive Officer,	April 19, 2006
Tyram H. Pettit	Vice President - Finance and Director (Principal Executive, Financial and Accounting Officer)

Director
Terrence A. Rixford

Chairman and Director
James M. Williams

/s/ John L. Crary	Director	April 19, 2006
John L. Crary

/s/ Marti D. Lundy	Director	April 19, 2006
Marti D. Lundy

/s/ James M. Thornton	Director	April 19, 2006
James M. Thornton