Form 10QSB
period 2006-03-31
MICROHELIX INC
filed 2006-05-22
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended March 31, 2006

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
Yes ☐ No ☒

As of May 15, 2006, there were 2,129,097 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

microHelix, Inc.
Quarterly Report on Form 10-QSB
Quarter Ended March 31, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

MICROHELIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
MARCH 31, 2006

Assets
Current Assets:
Cash	$ 66,473
Accounts receivable, net of allowance of $27,021	1,930,262
Inventories, net	1,361,048
Prepaid expenses and other current assets	50,840
Total current assets	3,408,623

Property and equipment, net	1,110,718
Intangible assets	511,293
Goodwill	1,620,218

Total assets	$6,650,852

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$2,119,659
Accounts payable-related parties	18,786
Accrued liabilities	805,314
Accrued dividends	356,250
Line of credit	1,470,085
Current maturities of obligations under capital leases	14,190
Current maturities of notes payable to shareholders	335,072
Customer deposits	163,456
Total current liabilities	5,282,812

Long-Term Liabilities:
Obligations under capital lease, less current maturities	11,074
Deferred tax liability	435,751
Notes payable to shareholders, less current maturities	857,273
Total long-term liabilities	1,304,098
Total liabilities	6,586,910

Shareholders' Equity:
Preferred Stock, no par value, 3,500,000 shares authorized,	2,475,793
2,750,000 Series B Preferred Stock issued and outstanding
Common stock, no par value, 25,000,000 shares authorized,	14,473,409
2,129,097 issued and outstanding
Additional paid-in capital	6,166,877
Accumulated deficit	(23,052,137)
Total shareholders' equity	63,942
Total liabilities and shareholders' equity	$6,650,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31
	2006	2005
Sales	$3,777,984	$418,684
Cost of sales	3,567,961	340,108
Gross profit	210,023	78,576
Operating Expenses:
Sales and marketing	185,045	4,946
General and administrative	466,587	196,299
Total operating expenses	651,632	201,245
Loss from operations	(441,609)	(122,669)

Other income (expense):
Other income	378	—
Interest expense	(67,403)	(7,966)
Gain on sale of assets	—	500
Other income (expense) - net	(67,025)	(7,466)

Net loss before provision for income taxes	(508,634)	(130,135)

Provision (Benefit) for income taxes	(45,869)	—
Net loss	(462,765)	(130,135)
Preferred dividends	(103,125)	—
Net loss available to common shareholders	$(565,890)	$(130,135)

Net loss per share available to common shareholders - basic and diluted:
Net loss per share	$(.27)	$(.07)
Weighted average number of shares outstanding -
Basic and Diluted	2,129,097	1,959,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
Cash Flows Provided By (Used For) Operating Activities:	2006	2005

Net loss	$(462,765)	$(130,135)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Depreciation -capital assets	79,889	10,092
Amortization - intangible assets	53,733	—
Provision for doubtful accounts	7,557	—
Provision for inventory reserves	24,000	10,000
Common stock issued for services	—	—
Benefit for deferred income taxes	(45,869)	—

Change in assets and liabilities:
(Increase) Decrease in assets:
Accounts receivable	(351,794)	(98,477)
Inventories	(263,541)	(53,383)
Prepaid expenses and other current assets	(1,226)	5,937
Intangibles, other assets and deposits	—	(71,884)
Increase (Decrease) in liabilities:
Accounts payable	648,177	200,768
Accrued liabilities	333,918	61,439
Net cash provided by/(used in) operating activities	22,079	(65,643)

Cash Flows from Investing Activities:
Capital Expenditures	(115,265)	(10,728)
Net Cash (used in) investing activities	(115,265)	(10,728)

Cash Flows from Financing Activities:
Proceeds from line of credit	3,828,532	462,554
Payments on line of credit	(3,684,131)	(408,934)
Proceeds from/(Payments on) notes payable to shareholders	(31,415)	10,047
Payments on capital lease obligations	(11,619)	—
Net cash provided by /(used in) financing activities	101,367	63,667

Change in cash	8,161	(12,704)
Cash, beginning of period	58,312	30,472
Cash, end of period	$66,473	$17,768

Supplemental Cash Flow Information:
Interest paid	$67,403	$3,755
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three Months Ended March 31, 2006 and 2005

1. Summary of Significant Accounting Policies and Basis of Presentation

Nature of Operations— microHelix, Inc. (the "Company" or "microHelix") is a manufacturer of custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer markets.

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

Reclassifications — Certain amounts from the three months ended March 31, 2005 have been reclassified to correspond to the three months ended March 31, 2006.

Going Concern— These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring net losses and had negative cash flows from operations during each of the past two years and at March 31, 2006 had an accumulated deficit of $23,052,137. These conditions raise substantial doubt about its ability to continue as a going concern for a reasonable period of time. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

As a part of the Company's plan to return to profitability, the Company initiated a strategy in mid 2004 that combined a focus on revenue growth from its existing business with the acquisition of a similar business with a history of revenue growth and profitability. On April 8, 2005, the Company completed the acquisition of 100% of the stock of privately-held Moore. Moore is operated as a wholly owned subsidiary of the Company and had revenues of $3,382,489 for the three months ended March 31, 2006. Moore manufactures cable assemblies for a broad mix of customers, serving major medical device manufacturers with components for external defibrillators and serving commercial equipment manufacturers in diverse markets including test and measurement, instrumentation, semi-conductors, aerospace and robotics. Combining the Company's existing operations with Moore's have had a material impact on combined revenues, created new customer opportunities and expanded the capabilities that the Company can offer customers.

Stock-Based Compensation— As of December 31, 2005, the Company terminated all of its equity compensation plans. In October 2005 the Company agreed to repurchase from the existing option holders options exercisable for up to a total of 14,262 shares of the Company's Common Stock in exchange for the issuance of a total of 12,851 shares of Common Stock and payment of a total of $423 in cash. Such transactions were completed by February 28, 2006. No additional expense was recognized as the fair value at the date on cancellation and repurchase was not in excess of the original compensation recognized.

The Company expects that for the foreseeable future any equity compensation grants to the employees and directors will be in the form of grants of shares of Common Stock. Such grants may be restricted or unrestricted.

No options were granted in the three months ended March 31, 2006 or during the fiscal year 2005. The Company’s policy covering equity compensation grants to either employees or directors is to recognize the expense as described in FAS 123 (R) in the period the grant is issued. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be reduced to the proforma amounts indicated below for the three months ended March 31, 2005.

For the Three Months Ended
March 31, 2005
Net loss available to common shareholders	$(130,135)
Deduct: Total stock-based employee compensation expense determined under
SFAS 123 method	(27,188)
Pro forma net loss available to common shareholders	(157,323)
Basic and diluted net loss available to common shareholders per common share:
As reported	(0.07)
Pro forma	$(0.08)

Net Loss per Share — The Company uses SFAS No. 128, "Earnings per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2006, the outstanding number of potentially dilutive common shares totalled 12,621,289 shares of Common Stock, consisting of Series B Preferred Stock convertible into 11,000,000 shares of Common Stock, Class B warrants to purchase 926,833 shares of Common Stock, and other warrants to purchase 694,456 shares of Common Stock. At March 31, 2005, the outstanding number of potentially dilutive common shares totalled 1,255,095 shares of Common Stock, consisting of options to purchase 117,867 shares of Common Stock, Class B warrants to purchase 926,833 shares of Common Stock, and other warrants to purchase 210,395 shares of Common Stock. In periods when the Company has net losses, their effect is anti-dilutive and have not been included in the diluted weighted average earnings per share as shown on our Consolidated Statements of Operations.

2. Summary of Recent Accounting Pronouncements

In February of 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement for FASB Statement No. 125." SFAS 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management is currently evaluating the impact SFAS No. 155 will have on our consolidated financial statements, if any.

In February 2006, the FASB issued FSP FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP 123R-4”). FSP 123R-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. A cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the conditions in paragraphs 32 and A229 of Statement 123(R) until it becomes probable that the event will occur. The guidance in FSP 123(R)-4 was effective on February 3, 2006 and is to be applied in the first reporting period beginning after the February 3, 2006. The Company does not expect its financial statements to be significantly impacted by this statement.

3. Customer Concentration

For the three months ended March 31, 2006 and 2005, $2,237,025 and $157,000, respectively, in sales were made to three customers and the accounts receivable balance for these customers as of March 31, 2006 and 2005 totaled $1,101,219 and $0, respectively.

4. Business Combination

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

Three Months Ended
March 31, 2005
Sales	$2,983,749
Net loss from continuing operations	$(92,806)
Net profit ( loss)	$(92,806)
Net profit ( loss) per share from continuing operations-basic and diluted	$(.05)
Net profit (loss) per share-basic and diluted	$(.05)
Pro forma per share-basic and diluted	$(.08)

5. Inventories

Inventories at March 31, 2006 were as follows:

Finished goods	$213,664
Work-in process	164,883
Raw materials	1,265,132
Total inventory	1,643,679
Less: reserves	(282,631)
Net inventory	$1,361,048

6. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net identified tangible and intangible assets of the acquired business. Goodwill must be tested for impairment at least on an annual basis, or if an event occurs or circumstances change prior to the annual test of impairment, then the carrying value of goodwill must be tested on an interim basis. The Company has performed the impairment analysis as required by FAS 142 and determined that there is no required impairment of goodwill.

As a result of the Moore purchase, the Company acquired identifiable defined life intangible assets such as customer contacts and lists and manufacturing process technology. The customer lists and contacts are amortized on a straight-line basis over a 3-year period and the manufacturing process technology is amortized over a 5-year period on a straight-line basis. The Company will continue to amortize these identifiable intangible assets over these lives unless an event occurs or circumstances change that indicate that the carrying value of these assets may not be recoverable. The following table reflects the cost of other identifiable intangible assets and the accumulated amortization related to these respective assets as of March 31, 2006:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Customer lists and contacts	$522,466	$174,162	$348,304
Manufacturing process technology	203,738	40,749	162,989
Total other intangible assets	$726,204	$214,911	$511,293

For the three months ending March 31, 2006 and 2005, the Company recorded $53,733 and $0 as amortization expense, respectively. The Company expects to record annual amortization expense of approximately $215,000 in 2006, $215,000 in 2007, $84,000 in 2008, $41,000 in 2009 and $10,000 in 2010 related to the other identifiable intangible assets purchased in the Moore acquisition.

7. Subsequent Events

MicroHelix, on April 5, 2006, amended and restated the existing loan and security agreement with BFI Business Finance. Effective April 17, 2006 the maximum account advance of the line of credit for working capital was increased from $1,700,000 to $2,000,000.

MicroHelix, on April 17, 2006, completed and signed a secured promissory note with BFI Business Finance. BFI agreed to advance working capital funds to microHelix based on purchase orders received from one customer. The maturity of the secured promissory note is June 15, 2006 and the entire principal balance and accrued interest, loan fees, monthly administrative fees, and attorneys’ fees shall be paid in full.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion provides information that management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current view and estimates of future economic and market circumstances, industry conditions, company performance and financial results. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are subject to risks and uncertainties that could cause our future results to differ materially from the results discussed herein. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Quarterly Report on Form 10-QSB. We do not intend, and undertake no obligation, to update any such forward-looking statements to reflect events or circumstances that occur after the date of this filing.

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

Revenue Recognition—We recognize revenue from commercial sales of cables, connectors, customized cable assemblies, wire harnesses, and mechanical assemblies when title passes, which is upon shipment. Commercial sales are made F.O.B. point of shipment. The products must be physically shipped from the factory. In some cases, tooling that has been paid for by a customer may remain at our facility or at a vendor's facility. Returns are limited to nonconforming products and the volume of returns has been insignificant. We therefore do not establish reserves for returns.

RESULTS OF OPERATIONS

Overview

microHelix is a manufacturer of custom cable assemblies for the medical and commercial Original Equipment Manufacturer ("OEM") markets. We serve a segment of the quick turn, high mix, and low volume cable assembly market generally referred to as the custom cable assembly market. Typical cable assemblies include cable, connectors, contacts, flex reliefs, housings and printed circuit boards ("PCBs") and are critical sub-components of medical devices and commercial electronic systems. We operate our business in a single operating segment through two divisions: our Moore division and our MicroCoax division. We sold our wire and cable division in April 2004.

On April 8, 2005, we acquired 100% of the outstanding stock of Moore. Moore, headquartered in Tualatin, Oregon, was founded in 1978 and is a manufacturer of custom cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies. Moore serves the cable assembly requirements of major medical equipment manufacturers and commercial equipment manufacturers. Moore also does complex mechanical assemblies (“box builds”) for commercial and aerospace customers. Many major OEMs outsource their cable assembly work so they can focus on final assembly and sale of their products. Moore’s growth has been driven by its ability to partner with its customers, support complex projects with strong in-house engineering resources, provide low-cost assembly services and offer turn-key solutions for custom cable assembly projects. Custom cable assembly work is generally not well-suited for transfer to offshore operations for three principal reasons: (1) low unit volume; (2) rapid turn (i.e. accelerated delivery schedule) and (3) frequent engineering changes. We operate Moore as a wholly owned subsidiary.

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

We have incurred significant losses since inception and those losses have continued. In our business we have had to rely on a relatively small number of OEMs for the majority of our sales. Short term changes in the OEM's demand schedule have made our expenses and cash requirements uncertain. We have not been successful in achieving profitability due to in part the unpredictability of our OEM requirements. During the past two years we have tried to broaden the OEM customer base, in part through our acquisition of Moore.

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

One principal event affected our financial results in the first quarter of 2006 compared to the first quarter of 2005. On April 8, 2005 we acquired 100% of the outstanding stock of Moore Electronics, Inc., a manufacturer of custom cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies.

Total sales in the first quarter of 2006 were $3,777,984, compared to $418,684 in the first quarter of 2005, an increase of 802%. This increase is primarily due to the acquisition of Moore in April 2005. Total sales for the MicroCoax division in the first quarter of 2006 were $395,495compared to $418,684 in 2005, a decrease of 5.5%. The decline in MicroCoax division sales resulted from reduced demand from our medical and commercial ultrasound OEM customers. We believe this decline is temporary and represents short term inventory re-balancing on the part of our customers.

Gross profit in the first quarter of 2006 was $210,023 compared to a gross profit of $78,576 in the first quarter of 2005, an increase of 167%. The improvement in gross profit resulted primarily from our acquisition of Moore. The MicroCoax division had negative gross profit of $143,550 in the first quarter of 2006 compared to a positive gross profit margin of $78,576 in 2005.

Total operating expenses in the first quarter of 2006 were $651,632 compared to $201,245 for the same period one year ago, an increase of 224%. The increase is due to the acquisition of Moore, including $53,733 of additional amortization expense related to intangible assets acquired as a result of the Moore acquisition.

Sales and marketing expenses for the first quarter of 2006 were $185,045compared to $4,946 in the first quarter of 2005, an increase of 3,641%. This increase was primarily a result of the Moore acquisition. The sales and marketing expense for the first quarter of 2006 for the Moore division was $145,990.

General and administrative expenses for the first quarter of 2006 were $466,587 compared to $196,299 in the first quarter of 2005, an increase of 138%. The increase resulted principally from the Moore acquisition, including additional legal and audit costs. General administrative expenses for the first quarter of 2006 for the Moore division were $232,412.

Net other expense for the first quarter of 2006 was $67,025 compared to net other expense of $7,466 for the first quarter of 2005. The difference was the increase interest expense on the line of credit due to increased borrowings and higher interest rates.

We recorded a net loss of $462,765 in the first quarter of 2006 compared to a net loss of $130,135 in the first quarter of 2005. Dividends accrued on our Series B Preferred Stock were $103,125 in the first quarter of 2006 and $0 in the first quarter of 2005. Net loss available to common shareholders was $565,890 in the first quarter of 2006 and $130,135 in the first quarter of 2005. We have to date accrued $356,250 of dividends for our Series B Preferred Stock; however, no dividends have been declared or paid on our Series B Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had $66,473 of cash and cash equivalents. Cash provided by operating activities in the first quarter of 2006 was $22,079 compared to $65,643 used in the first quarter of 2005. The net cash provided by operations of $22,079 included an increase in accounts payable of $648,177, an increase in accrued liabilities of $333,918, and $133,622 in depreciation and amortization and was partially offset by an increase in accounts receivable of $351,794, and an increase in inventories of $263,541. The increase of $8,161 in the cash balance during this reporting period represents the net cash provided by operations of $22,079 and $101,367 from financing activities which was offset by $115,265 used in investing activities.

As of March 31, 2006, we had a $1,700,000 line of credit for working capital, secured by accounts receivable and inventory. As of March 31, 2006, there was $1,470,085 outstanding on the line of credit and our availability on the line of credit was $229,915. Our line of credit expires on April 7, 2007.

As of March 31, 2006, there were no purchase orders outstanding for capital equipment.

On April 8, 2005, we issued a promissory note in the amount of $1,250,000 to Marti D. Lundy, one of our directors and Vice President of our Moore division, as part of the Moore acquisition. The note bears an annual interest rate of 10%. A monthly payment of principal plus accrued interest totaling $43,483.16 is due until April 8, 2008 at which time all remaining principal outstanding plus accrued and unpaid interest are due and payable. The note is secured by a lien on substantially all of our assets.

Each share of our Series B Preferred Stock is convertible into four shares of Common Stock (subject to adjustment for stock splits, stock dividends, reclassifications and the like). We can redeem the shares of Series B Preferred Stock at any time after April 8, 2006 for $1.50 per share (as adjusted for stock splits, stock dividends, reclassification and the like) into common shares. We have granted demand and piggy-back registration rights to the holders of Series B Preferred Stock with respect to the underlying shares of Common Stock obtainable upon conversion.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that as of the evaluation date the Company's disclosure controls and procedures are designed to and are effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required. The Company's Chief Executive Officer/Chief Financial Officer also concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2006 microHelix was not involved in any legal proceedings.

ITEM 6. EXHIBITS

(a) Exhibits:

10.1(1)
Amended and Restated Loan and Security Agreement dated as of April 5, 2005 among microHelix, Inc., Moore Electronics, Inc. and BFI Business Finance as modified on October 11, 2005, December 22, 2005, January 5, 2006 and April 17, 2006

10.2(2)	Secured Promissory Note dated April 17, 2006 among microHelix, Inc., Moore Electronics, Inc. and BFI Business Finance
31(3)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(3)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Form 8-K filed on April 14, 2005, and to the Company's Forms 8-K filed on October 31, 2005, January 4, 2006, January 26, 2006 and April 21, 2006.
(2)	Incorporated by referenced to the Company's Form 8-K filed on April 21, 2006.
(3)	Filed herewith.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Tyram H. Pettit	President, Chief Executive Officer	May 22, 2006
Tyram H. Pettit	and Chief Financial Officer