Form 10KSB/A
period 2005-12-31
MICROHELIX INC
filed 2006-06-01
CIK 1142406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
AMENDMENT NO. 2

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of March 31, 2006, was approximately $633,035 based upon the last sale price reported for such date on the NASDAQ OTC Market.

There were 2,129,097 shares of the issuer's common stock outstanding as of April 17, 2006.

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format: Yes ☐ No ☑

EXPLANATORY NOTE

We are filing this Form 10-KSB/A, Amendment No. 2, to include the information required by Part III of Form 10-KSB for the year ended December 31, 2005. Our Annual Report on Form 10-KSB was filed with the Securities and Exchange Commission on April 17, 2006. On April 24, 2006 we filed Amendment No. 1 on Form 10-KSB/A to correct certain typographical errors. Subsequent to the filing of our Annual Report on Form 10-KSB and Amendment No. 1, we changed the date of our 2006 Annual Meeting of Shareholders such that our proxy statement will not be filed within the prescribed period of time for incorporation by reference of information included in our proxy statement prepared in connection with the solicitation of proxies for such meeting.

This Form 10-KSB/A, Amendment No. 2, does not reflect events occurring after the filing of our Annual Report on Form 10-KSB on April 17, 2006 or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above. The information set forth below supersedes in its entirety the information set forth under Part III of our Annual Report on Form 10-KSB filed on April 17, 2006, as amended by Amendment No. 1.

Part III

This Amendment No. 2 to our Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current view and estimates of future economic and market circumstances, industry conditions, company performance and financial results. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are subject to risks and uncertainties that could cause our future results to differ materially from the results discussed herein. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-KSB. We do not intend, and undertake no obligation, to update any such forward-looking statements.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names of our directors, executive officers and key employee. Also set forth below is certain information with respect to each such person's age at April 17, 2006, principal occupation or employment during the past five years, the periods during which he or she has served as a director, executive officer or key employee of microHelix, and positions currently held with microHelix.

Name	Age	Position
Directors and Executive Officers
James M. Williams	61	Director and Chairman of the Board
Tyram H. Pettit	55	Director, President, Chief Executive Officer, Vice President - Finance and Assistant Secretary
Terrence A. Rixford	70	Director and Secretary
John L. Crary	52	Director
Marti D. Lundy	59	Director, Vice President - Moore Electronics
James M. Thornton	52	Director
David R. Martell	61	Vice President - Ultrasound Division

Key Employee
James E. Horswill	58	Corporate Controller

James M. Williams has been a director of microHelix since 1998 and was elected Chairman of the Board in April 2003. He was the Chairman of Encore Senior Living, LLC, one of the nation's largest privately-held providers of senior living services, until May 2005. From Encore's inception in 1996 until his retirement in 2001, Mr. Williams was President and Chief Executive Officer. Prior to Encore, Mr. Williams was a co-founder, Chief Operating Officer and Vice-Chairman of Brim, Inc., one of the nation's leading hospital management companies, which merged into Providence Healthcare Inc. in 1996. Mr. Williams obtained a B.S. in Engineering and an M.B.A. from Oregon State University.

Tyram H. Pettit has served as President and Chief Executive Officer of microHelix since August 2002, and has also served as our Vice-President - Finance and Assistant Secretary since June 2004. Mr. Pettit has been a director of microHelix since 1998, joined the Company in June 2001 as Director of Business Development, and served the Company as Chief Operating Officer from December 2001 to August 2002. Mr. Pettit has over 30 years of finance and management experience in commercial and investment banking with Bank of America, N.A., Union Bank and Glen Eden Capital and has served in various executive positions with several small growth companies, including CMC ReSearch, The Coast Airlines and Djangos.com. Mr. Pettit holds a B.A. from Pomona College and an M.B.A. in Finance from the Columbia University Graduate School of Business.

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

John L. Crary became a director of microHelix in June 2001 and serves as Chairman of the Compensation Committee. Since 1999, Mr. Crary has been the managing member of Crary Enterprises, LLC, a private investment company. Since 1988, Mr. Crary has been an independent corporate financial advisor and private investor in various biotechnology, software and other early stage business ventures. Mr. Crary is also a director of Scheid Vineyards, Inc. and is Chairman of the Board of Trustees of the OCM Gold Fund, a mutual fund investing in gold securities. Mr. Crary holds a B.A. in Social Ecology from the University of California at Irvine and an M.B.A. from the Columbia University Graduate School of Business.

Marti D. Lundy became a director of microHelix in May 2005 upon the acquisition by microHelix of Moore Electronics, Inc. ("MEI"). Ms. Lundy was a founder of MEI and served as its Vice President and as a director since its inception in 1978. Ms. Lundy was appointed Vice President - Moore Electronics of microHelix in April 2005. Ms. Lundy graduated from Cabrillo College in Aptos, California with an AA degree. Within MEI, Ms. Lundy has over 25 years of experience in management, including with respect to operational functions, finance, human resources and sales and as General Manager.

James M. Thornton became a director of microHelix in September 2005. Mr. Thornton co-founded Guide Ventures, a Seattle based venture fund focused on technology and life sciences, where he has served as Managing Director since 1999. Mr. Thornton is a director and the Chairman of the Audit Committee of Bocada Corporation, a storage software company. Mr. Thornton received his Bachelor of Science degree from Manhattan College and his M.B.A. from Rutgers University.

Mr. David R. Martell was appointed a Vice President of microHelix in June 2004. Prior to his appointment, he was General Manager of the Tucson/Nogales ultrasound assembly division for the Company. Mr. Martell was Operations Manager for Alcatel Cable for five years prior to joining microHelix. Mr. Martell attended Vermont State College and the DeVry Technical Institute for Electronic Engineering.

Mr. James E. Horswill was appointed Corporate Controller in July 2005. From 1998 through July 2005, Mr. Horswill was the controller of Komatsu Silicon America, Inc. Mr. Horswill received his Bachelor of Science in Business Administration from Linfield College and his M.B.A. from George Fox University.

Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers.

Audit Committee

The current members of the Audit Committee are Mr. Thornton, Mr. Crary and Mr. Rixford. Mr. Rixford is not an independent director as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act since he was employed by the Company within the past three years. Mr. Rixford is qualified and has been appointed as the audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who beneficially own more than 10% of the Common Stock to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10% of the Common Stock are required by the SEC's regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by the Company and on written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and 10% beneficial owners have been filed in a timely manner, except that John Crary, David Martell, Tyram Pettit, James Williams, and Terrence Rixford each failed to timely file one Form 4 effective October 31, 2005 reflecting changes to their ownership of our Common Stock due to our stock option repurchase plan.

Code of Ethics

microHelix adopted a code of ethics on April 6, 2005 that applies to its directors, officers and employees. A copy of the code of ethics can be accessed on our website at http://www.microhelix.com/Code_of_Ethics.pdf. The information on or that can be accessed through our website is not part of this Annual Report on Form 10-KSB.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth certain information regarding compensation paid during the last three fiscal years to our President and Chief Executive Officer and our other executive officers who received compensation from us in excess of $100,000 in any year.

	Annual Compensation			Long-Term Compensation Awards Securities Underlying Options	All Other Compensation
Name	Year	Salary	Bonus
Tyram H. Pettit	2005	$108,980	$25,000	4,377(1)	$8,640(2)
	2004	$80,935	$25,000(3)	--	$ --
	2003	$87,077	$ --	16,667(1)	$ --

Marti D. Lundy	2005	$107,302	$ --	--	$11,077(4)

(1)
Mr. Pettit voluntarily surrendered all of his outstanding options to purchase shares of Common Stock, including the 16,667 options awarded in 2003, for an unrestricted grant of 4,377 shares of Common Stock, effective October 31, 2005.

(2)	Consists of an unrestricted stock grant of 48,000 shares of Common Stock.
(3)	Bonus granted upon completion of sale of assets to Advanced Neuromodulation Systems, Inc.
(4)	Consists of automobile allowance.

Option Grants in Last Fiscal Year

No options were granted in 2005 to our named executive officers.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None of our named executive officers held any outstanding stock options at December 31, 2005. No stock options were exercised by our named executive officers during 2005. Mr. Pettit voluntarily surrendered all of his outstanding options to purchase shares of Common Stock for an unrestricted grant of 4,377 shares of Common Stock effective October 31, 2005.

Director Compensation

Outside directors are eligible to be paid a $2,000 annual retainer, $350 for each Board meeting attended and $200 for each committee meeting attended. In addition, the Chairman of the Board, the Compensation Committee Chair and the Audit Committee Chair each are eligible to be paid an additional $1,000 retainer. Such amounts have been accrued for 2005 but not yet paid. Each of the outside directors received in 2005 a grant of 10,000 shares of the Company's Common Stock. Outside directors are also reimbursed for their out-of-pocket expenses incurred with respect to service on the Company's Board of Directors. Employee directors do not receive any fees for serving on the Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of April 17, 2006, with respect to the beneficial ownership of the Common Stock and Series B Preferred Stock of the Company by: (1) each shareholder known by us to be the beneficial owner of more than 5% of the Common Stock and of our Series B Preferred Stock; (2) each of our directors; (3) our Chief Executive Officer and our other executive officers; and (4) all executive officers and directors as a group. Unless otherwise indicated, the address of each person listed below is: c/o microHelix, Inc., 19500 SW 90th Court, Tualatin, Oregon 97062. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable on exercise of currently exercisable or convertible securities or securities exercisable or convertible within 60 days of April 17, 2006 are deemed beneficially owned and outstanding for purposes of computing the percentage owned by the person holding such securities, but are not considered outstanding for purposes of computing the percentage of any other person, except with respect to Series B Preferred. Since each share of Series B Preferred is immediately convertible into four shares of Common Stock, and thus has four votes, it has been assumed for purposes of calculating a person's total beneficial ownership that all shares of Series B Preferred have been converted into shares of Common Stock.  Unless otherwise noted, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite that shareholder's name.

	Shares Beneficially Owned
Name of Beneficial Owner	Common Stock		Series B Preferred		Total	Percent
Paulson Group(1)	571,790	(2)	400,000		2,171,790	16.5%
Yee Ling Hayden	100,000	(3)	500,000		2,100,000	15.9%
James M. Williams	58,362	(4)	350,000	(5)	1,458,362	11.1%
Marti D. Lundy	0		250,000		1,000,000	7.6%
John L. Crary	113,188	(6)	200,000	(7)	913,188	6.9%
Richard G. Sass	505,269	(8)	0		505,269	3.8%
Tyram H. Pettit	59,794		15,000		119,794	*
Terrence A. Rixford	34,589	(9)	50,000	(10)	234,589	1.8%
James M. Thornton	10,000		0		10,000	*
David R. Martell	16,151		15,000		76,151	*
Daniel Kern(11)	0		150,000		150,000	1.1%
SCG Capital, LLC(12)	0		150,000		150,000	1.1%
All executive officers and directors as a group (7 persons)	292,084	(13)	880,000		3,812,084	28.9%

* Less than 1%.

(1)
Common Stock, Class B warrants to purchase Common Stock and Series B Preferred (see note 2) are held by Paulson Investment Company, Inc. and Chester L. F. Paulson. Paulson Investment Company, Inc. is a registered broker/dealer and a wholly owned subsidiary of Paulson Capital Corp. Chester L. F. Paulson and Jacqueline M. Paulson are controlling managers of Paulson Family LLC, which is a controlling shareholder of Paulson Capital Corp. Mr. and Ms. Paulson and Paulson Family LLC disclaim any beneficial ownership of securities held in the names of Paulson Investment Company, Inc. or Paulson Capital Corp. The business address of Paulson Investment Company, Inc. is 811 SW Naito Parkway, Suit 200, Portland, Oregon 97204.

(2)
Includes Class B warrants to purchase 83,333 shares of Common Stock held by Paulson Investment Company, Inc. Also includes warrants to purchase 46,942 Units, each Unit consisting of one share of Common Stock and one Class B warrant, of which the right to purchase 42,487 Units is held by Paulson Investment Company, Inc. and the right to purchase 4,455 Units is held by Chester L. F. Paulson.

(3)
Includes a warrant to purchase 100,000 shares of Common Stock held by Trust Company of America for the benefit of Yee Ling Hayden. Business address is: 7103 S. Revere Parkway, Englewood, Colorado 80112.

(4)	Includes 52,693 shares of Common Stock held by a corporation controlled by Mr. Williams and Class B warrants to purchase 4,700 shares of Common Stock.

(5)	Held by a corporation controlled by Mr. Williams.

(6)	Includes Class B warrants to purchase 43,270 shares of Common Stock held by a trust of which Mr. Crary is both the trustee and the beneficiary.

(7)
Includes 120,000 shares of Series B Preferred held in a trust of which Mr. Crary is both the trustee and the beneficiary, and 80,000 shares of Series B Preferred held in trusts for two of Mr. Crary's children, as to which Mr. Crary is the trustee.

(8)	Includes Class B Warrants to purchase 133,045 shares of Common Stock.

(9)	Includes 33,923 shares of Common Stock held by a trust of which Mr. Rixford is both the trustee and the beneficiary, and Class B warrants to purchase 666 shares of Common Stock.

(10)	Held by a trust of which Mr. Rixford is both the trustee and the beneficiary.

(11)	Business Address: 1027 Goldenrod Ave., Corona Del Mar, California 92625.

(12)	Business Address: 19495 Biscayne Blvd., No. 608, Aventura, Florida 33100.

(13)	Includes 48,636 shares of Common Stock that may be acquired upon exercise of Class B warrants.

Item 12. Certain Relationships and Related Transactions

BioElectric Corporation, a subsidiary of microHelix ("BioElectric"), borrowed a net amount of $1,042,003 from Richard G. Sass, a director of microHelix until April 21, 2004, through a revolving line of credit. On December 31, 2000, microHelix purchased substantially all of the assets and assumed all of the liabilities of BioElectric, including the loans from Mr. Sass. All loan amounts payable to Mr. Sass were paid in full in April 2004. BioElectric was dissolved in October 2004.

In April 2004, the Company also repaid Mr. Sass $227,000 pursuant to a promissory note bearing interest at a rate of 7.5% and maturing on December 31, 2004.

On March 28, 2003, the Company borrowed $200,000 from Paulson Investment Company, Inc. under a Cash Advance Agreement. On September 28, 2004, the outstanding balance payable to Paulson Investment Company, Inc., $113,941.55 including all accrued but unpaid interest, was converted into 277,907 shares of Common Stock at a conversion rate equal to the then-current market price of our Common Stock of $0.41 per share.

On October 31, 2005, the Company granted a total of 12,851 shares of Common Stock and paid a total of $423.30 to its option holders in exchange for canceling all of the Company's outstanding stock options.

On April 8, 2005, we borrowed $250,000 from CTK Capital Corporation at an annual interest rate of 15%. The loan proceeds were used to complete the MEI acquisition. Three $50,000 principal payments were made on April 18, April 25 and May 3, 2005 along with accrued interest. The balance of the note was converted into 100,000 newly issued shares of Series B Preferred Stock at $1.00 per share on October 28, 2005. Accrued interest totaling $8,500.68 was paid in cash to CTK Capital Corporation on October 28, 2005. CTK Capital Corporation is a Nevada corporation controlled by James M. Williams, the Chairman of our Board of Directors.

On April 8, 2005, we issued a promissory note in the amount of $1,250,000 to Marti D. Lundy as part of the MEI acquisition. The note bears an annual interest rate of 10%. A monthly payment of $23,482.16 is due through July 8, 2006, and a monthly payment of $43,482.16 is due from August 2006 through April 8, 2008, at which time all unpaid principal and accrued but unpaid interest is due and payable. The note is secured by a lien on substantially all of our assets.

On October 28, 2005, we sold 310,000 shares of Series B Preferred Stock at $1.00 per share. We received total gross cash proceeds of $210,000. The remaining $100,000 of the purchase price for the shares was paid by conversion of the outstanding principal on a promissory note owed by microHelix to an affiliate of James M. Williams, the Chairman of our Board of Directors.

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

10.9(4)	Lease Agreement between microHelix, Inc. as Landlord, ADM De Mexico, Inc. as Tenant.
10.10(5)	Form of Warrant dated April 8, 2005 issued by microHelix, Inc. to financial advisors.
10.11(5)	Merger Agreement dated April 8, 2005 among microHelix, Inc., microHelix Acquisition Corp., Moore Electronics, Inc., Lawrence T. Moore and Marti D. Lundy.
10.12(6)	Promissory Note dated April 8, 2005 made by microHelix, Inc. in favor of Marti D. Lundy, as amended August 5, 2005, November 18, 2005, January 3, 2006 and May 18, 2006.
10.13(5)	Security Agreement dated April 8, 2005 among microHelix, Inc., Moore Electronics, Inc. and Marti D. Lundy.
10.14(5)	Form of Series B Preferred Stock Purchase Agreement dated April 8, 2005 between microHelix, Inc. and purchasers of Series B Preferred Stock of microHelix, Inc.
10.15(5)	Form of Registration Rights Agreement dated April 8, 2005 between microHelix, Inc. and holders of Series B Preferred Stock of microHelix, Inc.
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

14.1(5)	Policy on Business Ethics for Directors, Officers and Employees.
21.1(4)	List of Subsidiaries.
31.1(8)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(8)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, and to the Company's Forms 8-K filed on April 14, 2005 and October 31, 2005.
(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2 (Reg. No. 333-65872), declared effective on November 16, 2001.
(3)	Incorporated by reference to the Company's Proxy Statement filed on March 23, 2004.
(4)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.
(5)	Incorporated by reference to the Company's Form 8-K filed on April 14, 2005.
(6)
Incorporated by reference to the Company's Form 8-K filed on April 14, 2005, to the Company's Form 10-QSB for the quarter ended September 30, 2005 and to the Company's Forms 8-K filed on January 4, 2006 and May 23, 2006.

(7)	Incorporated by reference to the Company's Form 8-K filed on April 14, 2005, and to the Company's Forms 8-K filed on October 31, 2005, January 4, 2006 and January 26, 2006.
(8)	Filed herewith.

* Management contract or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services.

Stonefield Josephson, Inc. served as the Company's independent public accountants for the fiscal years ended December 31, 2005 and 2004. The following table shows the fees paid or accrued by the Company for the audit and other services provided by Stonefield Josephson, Inc. for 2004 and 2005.

	2005	2004
Audit Fees	$326,849	$168,099
Audit-Related Fees	-	-
Tax Fees	5,900	17,500
All Other Fees	13,028	-

Totals	$345,777	$185,599

Audit Fees. Audit services of Stonefield Josephson, Inc. for 2005 and 2004 consisted of examination of the consolidated financial statements of the Company, quarterly reviews of the financial statements and services related to the filings made with the Securities and Exchange Commission. The increase of the fees for audit services in 2005 is primarily related to the acquisition of Moore Electronics.

Tax Fees. Tax preparation services were provided in 2005 by Geffen Mesher & Company, P.C. and Acumen Financial Group, LLC. Tax fees included in 2004 relate to filing the required tax reports for the fiscal year ended December 31, 2003 and an accrual for tax preparation fees for the 2004 returns.

All Other Fees. There were no fees billed by Stonefield Josephson, Inc. for services other than as described under "Audit Fees" and "Tax Fees" for the years ended December 31, 2004 or December 31, 2005. In 2005, The Mentor Group provided asset valuation services relating to the acquisition of Moore Electronics, Inc.

All of the services described above were approved by the Audit Committee. The Audit Committee has not adopted formal pre-approval policies, but has the sole authority to engage the Company's outside auditing and tax preparation firms and must approve all tax consulting and auditing arrangements with the independent accounting firms prior to the performance of any services. Approval for such services is evaluated during the Audit Committee meetings and must be documented by signature of an Audit Committee member on the engagement letter of the independent accounting firm.

SIGNATURES
SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-KSB/A to be signed on this behalf by the undersigned, thereunto duly authorized, on June 1, 2006.

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

10.9(4)	Lease Agreement between microHelix, Inc. as Landlord, ADM De Mexico, Inc. as Tenant.
10.10(5)	Form of Warrant dated April 8, 2005 issued by microHelix, Inc. to financial advisors.
10.11(5)	Merger Agreement dated April 8, 2005 among microHelix, Inc., microHelix Acquisition Corp., Moore Electronics, Inc., Lawrence T. Moore and Marti D. Lundy.
10.12(6)	Promissory Note dated April 8, 2005 made by microHelix, Inc. in favor of Marti D. Lundy, as amended August 5, 2005, November 18, 2005, January 3, 2006 and May 18, 2006.
10.13(5)	Security Agreement dated April 8, 2005 among microHelix, Inc., Moore Electronics, Inc. and Marti D. Lundy.
10.14(5)	Form of Series B Preferred Stock Purchase Agreement dated April 8, 2005 between microHelix, Inc. and purchasers of Series B Preferred Stock of microHelix, Inc.
10.15(5)	Form of Registration Rights Agreement dated April 8, 2005 between microHelix, Inc. and holders of Series B Preferred Stock of microHelix, Inc.
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

14.1(5)	Policy on Business Ethics for Directors, Officers and Employees.
21.1(4)	List of Subsidiaries.
31.1(8)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(8)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, and to the Company's Forms 8-K filed on April 14, 2005 and October 31, 2005.
(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2 (Reg. No. 333-65872), declared effective on November 16, 2001.
(3)	Incorporated by reference to the Company's Proxy Statement filed on March 23, 2004.
(4)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.
(5)	Incorporated by reference to the Company's Form 8-K filed on April 14, 2005.
(6)
Incorporated by reference to the Company's Form 8-K filed on April 14, 2005, to the Company's Form 10-QSB for the quarter ended September 30, 2005 and to the Company's Forms 8-K filed on January 4, 2006 and May 23, 2006.

(7)	Incorporated by reference to the Company's Form 8-K filed on April 14, 2005, and to the Company's Forms 8-K filed on October 31, 2005, January 4, 2006 and January 26, 2006.
(8)	Filed herewith.

* Management contract or compensatory plan or arrangement.