Form 10QSB
period 2006-06-30
MICROHELIX INC
filed 2006-08-21
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended June 30, 2006

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
Yes ☐ No ☒

As of August 21, 2006, there were 2,243,662 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

microHelix, Inc.
Quarterly Report on Form 10-QSB
Quarter Ended June 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

MICROHELIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
JUNE 30, 2006
Assets
Current Assets:
Cash	$24,269
Accounts receivable, net of allowance of $27,451	1,694,647
Inventories, net	1,698,584
Prepaid expenses and other current assets	29,772
Total current assets	3,447,272

Property and equipment, net	1,114,247
Deposits and other assets	31,923
Intangible assets	457,566
Goodwill	1,620,218

Total assets	$6,671,226

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$2,342,609
Accounts payable-related parties	6,995
Accrued liabilities	541,765
Accrued dividends	459,375
Line of credit	1,430,165
Current portion of obligations under capital leases	14,981
Current portion of notes payable to shareholders	376,785
Current portion of note payable-Vencore	116,393
Total current liabilities	5,289,069

Long-Term Liabilities:
Obligations under capital lease	14,096
Deferred tax liability	389,882
Notes payable to shareholders	768,699
Note payable -Vencore	170,257
Total long-term liabilities	1,342,934
Total liabilities	6,632,003

Shareholders' Equity:
Preferred Stock, no par value, 3,500,000 shares authorized,
2,750,000 Series B Preferred Stock issued and outstanding	2,475,793
Common stock, no par value, 25,000,000 shares authorized,
2,243,662 issued and outstanding	14,551,350
Additional paid-in capital	6,063,752
Accumulated deficit	(23,051,670)
Total shareholders' equity	39,224
Total liabilities and shareholders' equity	$6,671,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Sales	$3,949,315	$2,443,595	$7,727,299	$2,862,279
Cost of sales	3,145,307	2,318,168	6,713,268	2,658,276
Gross profit	804,008	125,427	1,014,031	204,003
Operating Expenses:
Sales and marketing	126,312	137,930	311,357	142,876
General and administrative	634,171	826,440	1,100,758	1,022,236
Total operating expenses	760,483	964,370	1,412,115	1,165,112
Income (loss) from operations	43,525	(838,943)	(398,084)	(961,109)

Other income (expense):
Other income (expense)	71	450	449	450
Interest expense	(88,996)	(57,245)	(156,399)	(65,212)
Other expense - net	(88,925)	(56,795)	(155,950)	(64,762)

Net loss before provision for income taxes	(45,400)	(895,738)	(554,034)	(1,025,871)

Benefit for income taxes	(45,869)	—	(91,738)	—
Net income (loss)	469	(895,738)	(462,296)	(1,025,871)
Preferred dividends	(103,125)	(84,375)	(206,250)	(84,375)
Net loss available to common shareholders	$(102,656)	$(980,113)	$(668,546)	$(1,110,246)
Net loss per share available to common shareholders - basic and diluted:
Basic and diluted	$(.05)	$(.48)	$(.31)	$(.55)
Weighted average number of shares Outstanding Basic and diluted	2,186,380	2,051,996	2,167,285	2,012,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
Cash Flows Provided By (Used in) Operating Activities:	2006	2005

Net loss	$(462,296)	$(1,025,871)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:

Depreciation -capital assets	202,604	77,428
Amortization - intangible assets	107,460	55,780
Provision for doubtful accounts	7,987	(20,642)
Provision for inventory reserves	97,250	(1,653)
Common stock issued for services	46,017	22,140
Benefit for deferred income taxes	(91,738)	—
Warrants used for services	31,923	—

Change in assets and liabilities:
(Increase) Decrease in assets:
Accounts receivable	(116,609)	166,356
Inventories	(674,326)	279,028
Prepaid expenses and other current assets	8,508	(16,983)
Intangibles, other assets and deposits	(31,923)	—
Increase (Decrease) in liabilities:
Accounts payable	859,337	164,668
Accrued liabilities	70,369	142,458
Customer Deposit	(163,456)	—
Net cash used in operating activities	(108,893)	(157,291)
Net cash used for investing activities	(225,529)	(3,825,368)

Cash Flows from Investing Activities:
Capital Expenditures	(225,529)	—
Cash for stock of Moore Electronics	—	(1,500,000)
Cash used to pay off loan	—	(412,685)
Net Cash used in investing activities	—	(1,912,683)

Cash Flows from Financing Activities:
Proceeds from preferred stock offering, net of expenses	—	1,725,793
Proceeds from line of credit	9,260,951	2,531,161
Payments on line of credit	(9,156,470)	(2,148,011)
Proceeds from loan	286,650	—
Payments on capital lease obligation	(12,476)	—
Payments on notes payable to shareholders	(78,276)	—
Proceeds from issue of notes payable to shareholders	—	100,000
Net cash provided by financing activities	300,379	2,208,943

Change in cash	(34,043)	138,969
Cash, beginning of period	58,312	24,303
Cash, end of period	$24,269	$163,272

Supplemental Cash Flow Information:
Interest paid	$151,707	$47,268
Income taxes paid	$—	$—

Supplemental Disclosure of Non-cash Investing Activities:
Purchase price acquisition of Moore Electronic details:
Fair value of assets acquired	—	4,558,702
Liabilities assumed	—	(1,146,019)
Note payable to former shareholders of Moore as part of the acquisition price	—	(1,250,000)
Preferred stock issued to former shareholder of Moore as part of the acquisition price	—	(250,000)
Cash paid	—	1,912,683
Preferred Dividends	$(206,250)	$(84,375)

Supplemental Disclosure of Non-cash Financing Activities:
Warrants issued to lender	$31,923	$—
Common stock issued for services	$46,017	$22,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Six Months Ended June 30, 2006 and 2005

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

Reclassifications — Certain amounts from the six months ended June 30, 2005 have been reclassified to correspond to the six months ended June 30, 2006.

Going Concern— These consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring net losses and had negative cash flows from operations during each of the past two years and at June 30, 2006 had an accumulated deficit of $23,051,670. These conditions raise substantial doubt about its ability to continue as a going concern for a reasonable period of time. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

As a part of the Company's plan to return to profitability, the Company initiated a strategy in mid 2004 that combined a focus on revenue growth from its existing business with the acquisition of a similar business with a history of revenue growth and profitability. On April 8, 2005, the Company completed the acquisition of 100% of the stock of privately held Moore. Moore is operated as a wholly owned subsidiary of the Company and had revenues of $6,773,484 for the six months ended June 30, 2006. Moore manufactures cable assemblies for a broad mix of customers, serving major medical device manufacturers with components for external defibrillators and serving commercial equipment manufacturers in diverse markets including test and measurement, instrumentation, semi-conductors and robotics. Combining the Company's existing operations with Moore's have had a material impact on combined revenues, created new customer opportunities and expanded the capabilities that the Company can offer customers. Although the Company will need to continue to build its business to achieve consistently profitable operations, the combination of the Moore acquisition and growth in the Company's existing business have had a favorable impact on the business as the Company reported a profit in the quarter ended June 30, 2006.

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

The Company expects that for the foreseeable future any equity compensation granted to the employees and directors will be in the form of grants of shares of Common Stock rather than in the form of stock options. Such grants may be restricted or unrestricted. No options were granted and no stock based compensation expense was recognized in the six months ended June 30, 2006 or 2005.

On April 27, 2006 the Company granted to three outside board members a total of 107,690 shares of common stock for services performed in the years 2004 and 2005 in lieu of cash payments that were due to these board members. The stock was valued at $.42 per share that represented the average trading price for the 10 business days preceding the date of the award.

The Company’s policy covering equity compensation grants to either employees or directors is to recognize the expense as described in FAS 123 (R) in the period the grant is issued. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months ended March 31, 2005 and the six months ended June 30, 2005, respectively.

	For the Three Months Ended March 31, 2005	For the Six Months Ended June 30, 2005
Net loss available to common shareholders	$(130,135)	$(1,110,246)
Deduct: Total stock based employee compensation expense determined under SFAS 123 method	(27,188)	(50,586)
Pro forma net loss available to common shareholders	(157,323)	(1,110,832)
Basic and diluted net loss available to common shareholders per common share:
As reported	(.07)	(.55)
Pro forma	$(.08)	$(.58)

Net Loss per Share For the six month period ended June 30, 2006 the Company used SFAS No. 128, "Earnings per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2006, the outstanding number of potentially dilutive common shares totaled 12,694,206 shares of Common Stock, consisting of Series B Preferred Stock convertible into 11,000,000 shares of Common Stock, Class B warrants to purchase 926,833 shares of Common Stock, and other warrants to purchase 767,373 shares of Common Stock. At June 30, 2005, the outstanding number of potentially dilutive common shares totaled 1,255,095 shares of Common Stock, consisting of options to purchase 117,867 shares of Common Stock, Class B warrants to purchase 926,833 shares of Common Stock, and other warrants to purchase 210,395 shares of Common Stock. In periods when the Company has net losses, their effect is anti-dilutive and have not been included in the diluted weighted average earnings per share as shown on the Consolidated Statements of Operations.

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

In February 2006, the FASB issued FSP FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP 123R -4”). FSP 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. A cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the conditions in paragraphs 32 and A229 of Statement 123(R) -4 until it becomes probable that the event will occur. The guidance in FSP 123(R)-4 was effective on February 3, 2006 and is to be applied in the first reporting period beginning after the February 3, 2006. The Company does not expect its financial statements to be significantly impacted by this statement.

In July of 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes”, which is intended to clarify the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, (FAS 109). This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty. The guidance contained in FIN 48 also applies to pass-through entities, nontaxable entities, and entities whose tax liability is subject to 100% credit for dividends paid (i.e., real estate investment companies and registered investment companies). FIN 48 requires expanded disclosure requirements and disclosures are required at each annual reporting period unless significant change occurs in an interim period. FIN 48 is effective for fiscal years beginning after 15 December 2006 (i.e., effective 1 January 2007 for calendar year-end companies). Management is currently evaluating the impact FIN 48 will have on our consolidated financial statements, if any.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140”. Companies are required to apply SFAS No. 156 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 156 will have a material effect on its unaudited condensed consolidated financial position, results of operations or cash flow.

3. Customer Concentration

For the three months ended June 30, 2006 approximately $2,698,000 in sales were made to four customers. For the six months ended June 30, 2006 approximately $5,619,000 in sales were made to these same four customers whose combined accounts receivable balance totaled approximately $660,000 as of June 30, 2006. For the three months ended June 30, 2005 approximately $1,828,000 in sales were made to three customers. For the six months ended June 30, 2005 approximately $3,969,000 in sales were made to these same three customers whose combined accounts receivable balance totaled approximately $ 210,000 as of June 30, 2005.

4. Inventories

Inventories at June 30, 2006 are as follows:

Finished goods	$311,761
Work-in process	91,206
Raw materials	1,651,497
Total inventory	$2,054,464
Less: reserves	(355,880)
Net inventory	$1,698,584

5. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net identified tangible and intangible assets of the acquired business. Goodwill must be tested for impairment at least on an annual basis, or if an event occurs or circumstances change prior to the annual test of impairment, then the carrying value of goodwill must be tested on an interim basis. The Company performed their annual impairment analysis, as required by FAS 142 during the first quarter, and determined that the goodwill recorded as a result of the acquisition of Moore was not impaired.

As a result of the Moore purchase, the Company acquired identifiable defined life intangible assets such as customer contacts and lists and manufacturing process technology. The customer lists and contacts are amortized on a straight-line basis over a 3-year period and the manufacturing process technology is amortized over a 5-year period on a straight-line basis. The Company will continue to amortize these identifiable intangible assets over these lives unless an event occurs or circumstances change that indicate that the carrying value of these assets may not be recoverable. The following table reflects the cost of other identifiable intangible assets and the accumulated amortization related to these respective assets as of June 30, 2006:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists and contacts	$522,466	$217,701	$304,765
Manufacturing process technology	203,738	50,937	152,801

Total other intangible assets	$726,204	$268,638	$457,566

For the six months ending June 30, 2006 and 2005, the Company recorded $107,460 and $55,780 as amortization expense. The Company expects to record annual amortization expense of approximately $215,000 in 2006, $215,000 in 2007, $84,000 in 2008, $41,000 in 2009 and $10,000 in 2010 related to the other identifiable intangible assets purchased in the Moore acquisition.

6. Note Payable and Warrants

On June 22, 2006 the Company entered into a loan and security agreement and a corresponding promissory note with Vencore Solutions LLC (“VenCore”) wherein VenCore agreed to make loans to the Company in aggregate principal amount not to exceed $350,000. VenCore is an independent equipment leasing company based in Portland, Oregon. The Company plans to use the proceeds from the loan to satisfy ongoing working capital requirements. The note requires the Company to pay VenCore $14,175 per month, payable in 30 consecutive installments beginning on July 15, 2006 with subsequent payments due on the 15th of each month thereafter. A final payment of $35,000 is due on January 15, 2009. As part of the August 15, 2006 agreement the Company issued warrants that grant VenCore the right to purchase 72,917 shares of common stock of the Company at an exercise price of $.48 per share. The warrants expire on June 22, 2016. The warrant has a fair value of $31,923 calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	10
Expected volatility	100%
Risk-free interest rate	5.0%
Expected dividend	—

The warrants are subject to piggyback registration rights.

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

RESULTS OF OPERATIONS

Overview

microHelix is a manufacturer and distributor of custom cable assemblies for the medical and commercial Original Equipment Manufacturer ("OEM") markets. We serve a segment of the quick turn, high mix, low volume cable assembly market generally referred to as the custom cable assembly market. Typical cable assemblies include cable, connectors, contacts, flex reliefs, housings and printed circuit boards ("PCBs") and are critical sub-components of medical devices and commercial electronic systems. We operate our business in a single operating segment through two divisions: our Moore division and our MicroCoax division. We sold our wire and cable division in April 2004.

On April 8, 2005, we acquired 100% of the outstanding stock of Moore. Moore, headquartered in Tualatin, Oregon, just outside of Portland was founded in 1978 and is a manufacturer of customized cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies. Moore serves the cable assembly requirements of major medical equipment manufacturers and commercial equipment manufacturers. Moore also does complex mechanical assemblies (“box builds”) for commercial and aerospace customers. Many major OEMs outsource their cable assembly work so they can focus on final assembly and testing of their products. Moore’s growth has been driven by its ability to partner with its customers, support complex projects with strong in-house engineering resources, provide low-cost assembly services and offer turn-key solutions for custom cable assembly projects. Custom cable assembly work is generally not easily transferred to offshore operations for three reasons: (1) low unit volume; (2) rapid turn (i.e. accelerated delivery and schedule) and (3) frequent engineering changes. We operate Moore as a wholly owned subsidiary.

Our MicroCoax division designs and manufactures cable assemblies for OEM customers that are used in applications such as medical ultrasound probes, laparoscopes, catheters and flaw detection ultrasound systems.

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

In December 1999, we acquired the assets of the medical ultrasound division of Alcatel NA Cable Systems, Inc , the United States subsidiary of one of the largest wire and cable manufacturers in the world headquartered in Paris, which designs and manufactures cable assemblies for use in non-invasive ultrasound probes and systems. In connection with this acquisition, we acquired facilities and employees in Tucson, Arizona and Nogales, Mexico.

We completed our initial public offering in November 2001. Our Common Stock and Class B Warrants currently trade on the NASDAQ OTC Bulletin Board under the symbols MHLX.OB and MHLXZ.OB, respectively.

In April 2004 we sold the assets of our wire and cable division to Advanced Neuromodulation Systems, and in April 2005 we acquired all of the stock of Moore, a manufacturer of customized cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies. Moore is operated as a wholly owned subsidiary.

We have incurred significant losses since inception and those losses have continued following our initial public offering. In our business we have had to rely on a relatively small number of OEM customers for the majority of our sales. Rapid changes in demand by our OEM customers in the short term make our production scheduling uncertain and, as such, have made our expenses more difficult to control and consequently make our cash requirements difficult to predict. We have not been successful in achieving profitability due to in part the unpredictability of the OEM requirements. During the past two years we have tried to broaden the OEM customer base, in part through our acquisition of Moore.

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

On April 8, 2005 the Company acquired 100% of the outstanding stock of Moore and as result of this acquisition date the second quarter, ended June 30, 2006, can effectively be compared with the same quarter in 2005. The results for the six months ended June 30, 2006 will differ, as the Moore acquisition did not occur until early April 2005.

Total sales in the second quarter of 2006 were $3,949,315 compared to $2,443,595 in the second quarter of 2005, an increase of 62%. The sales increases in both the Moore and MicroCoax divisions were a result of increased demand from existing customers while at the same time new customers contributed significantly to the increased sales levels. For the six months ended June 30, 2006 total sales were $7,727,299 compared to $2,862,279, or an increase of $4,865,020 on a year to year basis, an increase of 170%. The primary reason for this increase was due to the acquisition of Moore Electronics and the increase in business during the second quarter as previously discussed.

Gross profit in the second quarter of 2006 was $804,008 compared to $125,427 in the second quarter of 2005. The significant increase in gross profit margin from 5.1% in the second quarter of 2005 compared to 20.3% in the second quarter of 2006 can be attributed to operating the plants at a higher capacity, lower manufacturing expenses, improved inventory management and the sales of higher margin products. For the six months ended June 30, 2006 the total gross profit was $1,014,031 compared to gross profit of $204,003 recorded during the first six months of 2005. The increase in gross profit during this period of $810,028 is primarily due to the acquisition of Moore Electronics and the improvements in operating efficiency achieved during the second quarter of 2006.

Total operating expenses in the second quarter of 2006 were $760,483 compared to total operating expenses of $964,370 incurred during the same quarter a year earlier. The primarily reason for the decrease in expenses of $203,887 is due to the additional expenses incurred by the Company associated with the acquisition of Moore Electronics in the second quarter of 2005. For the six-month period ending June 30, 2006 total operating expenses were $1,412,115 compared to $1,165,112, or an increase of $247,003. This increase is attributed to an increase in the sales and administrative personnel related to the Moore division.

Interest expense for the second quarter of 2006 was $88,996 compared to $57,245 for the same quarter in 2005. On a six month basis interest expense for 2006 was $156,399 compared to $65,212 in 2005, or an increase of $91,187. The increase in interest expense is attributed to the increase in the outstanding line of credit balance needed to support the increased level of business and the interest expense is related to a shareholder note used in part to acquire Moore Electronics.

Primarily as a result of the significant increase in sales and the associated improvements in gross profit the Company earned a profit of $469 in the second quarter of this year compared to a loss of $895,738 recorded in the second quarter of 2005, or an improvement of $896,207. On a year to date basis for the six months ended June 30, 2006 the Company recorded a loss of $462,296 compared to a loss of $1,025,871 recorded during the first six months of 2005, or an improvement of $563,575 that can primarily be attributed to second quarter changes previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006 the Company had $24,269 of cash and cash equivalents. Cash used in operating activities for the six-month period ended June 30, 2006 was $108,893 compared to $157,291 used in the same period a year ago. The cash used in operations during the first six months of the year primarily related to an increase in inventories of $674,326 and a decrease in customer deposits of $163,456 that were offset by an increase in accounts payable of $859,337. The decrease in cash of $34,043 since December 31, 2005 reflects $108,893 used for operating activities plus $225,529 invested in capital expenditures for tooling and equipment to support our manufacturing partner in Malaysia, and the installation of a new ERP software system. These expenditures were partially financed by $300,379 of cash proceeds from a note and through an increase in our line of credit.

As of June 30, 2006, the Company had a $2,000,000 line of credit for working capital, secured by accounts receivable and inventory. As of June 30, 2006, there was $1,430,165 outstanding on the line of credit and the availability on the line of credit was $569,835. The line of credit expires on April 7, 2007.

On June 22, 2006, the Company entered into a $350,000 term loan agreement secured by equipment. The loan will be repaid in 30 equal installments (August 15, 2006 - January 15, 2009) consisting of principal and interest with the final payment due on January 15, 2009.

As of June 30, 2006, there were no outstanding purchase orders for capital equipment.

On April 8, 2005, the Company issued a promissory note in the amount of $1,250,000 to Marti D. Lundy as part of the Moore acquisition. The note bears an annual interest rate of 10%. On August 8, 2006 the payment terms were changed to state that a monthly payment of $23,482 is due through September 8, 2006, and a monthly payment of $43,482 is due beginning on October 8, 2006 through April 8, 2008, at which time all unpaid principal and accrued but unpaid interest is due and payable. The note is secured by a lien on substantially all of the Company assets.

Each share of our Series B Preferred Stock is convertible into four shares of Common Stock (subject to adjustment for stock splits, stock dividends, reclassifications and the like). We can redeem the shares of Series B Preferred Stock at any time after April 8, 2006 for $1.50 per share (as adjusted for stock splits, stock dividends, reclassification and the like). The Company plans to declare and pay the accrued dividends on our Series B Preferred Stock, in shares of our Common Stock, in connection with our 2006 Annual Meeting of Shareholders on August 17, 2006. We have granted demand and piggy-back registration rights to the holders of Series B Preferred Stock with respect to the underlying shares of Common Stock obtainable upon conversion.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures are designed to and are effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required. The Company's Chief Executive Officer/Chief Financial Officer also concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2006 microHelix was not involved in any legal proceedings.

ITEM 5. OTHER INFORMATION

Declaration of Dividend on and Conversion of Series B Preferred Stock

On August 17, 2006, our Board of Directors declared and paid, in shares of the Company's Common Stock, the dividends accrued on the shares of Series B Preferred Stock. The holders of the Series B Preferred Stock were entitled to an annual dividend of $0.15 per share, payable in arrears either in cash or Common Stock when and as if declared by the Board of Directors. The dividend had been accrued and was paid in shares of our Common Stock depending on the number of days each share of Series B Preferred Stock had been outstanding. For purposes of determining the amount of the dividend in shares of the Common Stock, the Amended and Restated Articles of Incorporation (the "Articles") provided that the value of a share of Common Stock would be equal to the average closing price of the Company's Common Stock as reported by Nasdaq for the ten trading days immediately prior to August 17, 2006. That value was $0.435 per share.

Immediately after the declared dividend on the Series B Preferred Stock, the holders of the Series B Preferred Stock, voting as a separate class at our 2006 Annual Meeting of shareholders, voted to authorize conversion of their shares of Series B Preferred Stock into shares of our Common Stock. The Articles provided that holders of two-thirds of the outstanding shares of Series B Preferred Stock could authorize the conversion of all the outstanding shares of Series B Preferred Stock into Common Stock at any time after the issuance of the Series B Preferred Stock. Upon approval, the Articles further provided that each share of Series B Preferred Stock would be automatically converted into shares of Common Stock at the conversion rate in effect on the date approved by the Series B Preferred Stock holders. The conversion rate in effect on August 17, 2006 provided that each share of Series B Preferred Stock would be converted into four shares of Common Stock.

ITEM 6. EXHIBITS

(a) Exhibits:

10.1(1)
Amended and Restated Loan and Security Agreement dated as of April 5, 2005 among microHelix, Inc., Moore Electronics, Inc. and BFI Business Finance as modified on October 11, 2005, December 22, 2005, January 5, 2006 and April 17, 2006

10.2(2)	Secured Promissory Note dated April 17, 2006 among microHelix, Inc., Moore Electronics, Inc. and BFI Business Finance
10.3(3)	Promissory Note dated April 8, 2005 made by microHelix, Inc. in favor of Marti D. Lundy, as modified on August 5, 2005, November 18, 2005, January 3, 2006, May 18, 2006 and August 8, 2006.
10.4(4)	Loan and Security Agreement Number 1202, dated June 22, 2006, between VenCore Solutions LLC and microHelix, Inc. and Moore Electronics, Inc.
10.5(4)	Promissory Note, dated June 22, 2006, executed in favor of VenCore Solutions LLC by microHelix, Inc. and Moore Electronics, Inc.
31.1(5)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(5)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Form 8-K filed on April 14, 2005, and to the Company's Forms 8-K filed on October 31, 2005, January 4, 2006, January 26, 2006 and April 21, 2006.
(2)	Incorporated by referenced to the Company's Form 8-K filed on April 21, 2006.
(3)
Incorporated by reference to the Company's Forms 8-K and 8-K/A filed on April 14, 2005, Form 8-K filed on August 8, 2005, to the Company's Form 10-QSB for the quarter ended September 30, 2005 and to the Company's Forms 8-K filed on January 4, 2006, May 23, 2006 and August 11, 2006.

(4)	Incorporated by reference to the Company's Form 8-K filed on June 28, 2006.
(5)	Filed herewith.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Tyram H. Pettit	President, Chief Executive Officer	August 21, 2006
Tyram H. Pettit	and Chief Financial Officer

EXHIBIT INDEX

10.1(1)
Amended and Restated Loan and Security Agreement dated as of April 5, 2005 among microHelix, Inc., Moore Electronics, Inc. and BFI Business Finance as modified on October 11, 2005, December 22, 2005, January 5, 2006 and April 17, 2006

10.2(2)	Secured Promissory Note dated April 17, 2006 among microHelix, Inc., Moore Electronics, Inc. and BFI Business Finance
10.3(3)	Promissory Note dated April 8, 2005 made by microHelix, Inc. in favor of Marti D. Lundy, as modified on August 5, 2005, November 18, 2005, January 3, 2006, May 18, 2006 and August 8, 2006.
10.4(4)	Loan and Security Agreement Number 1202, dated June 22, 2006, between VenCore Solutions LLC and microHelix, Inc. and Moore Electronics, Inc.
10.5(4)	Promissory Note, dated June 22, 2006, executed in favor of VenCore Solutions LLC by microHelix, Inc. and Moore Electronics, Inc.
31.1(5)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(5)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Form 8-K filed on April 14, 2005, and to the Company's Forms 8-K filed on October 31, 2005, January 4, 2006, January 26, 2006 and April 21, 2006.
(2)	Incorporated by referenced to the Company's Form 8-K filed on April 21, 2006.
(3)
Incorporated by reference to the Company's Forms 8-K and 8-K/A filed on April 14, 2005, Form 8-K filed on August 8, 2005, to the Company's Form 10-QSB for the quarter ended September 30, 2005 and to the Company's Forms 8-K filed on January 4, 2006, May 23, 2006 and August 11, 2006.

(4)	Incorporated by reference to the Company's Form 8-K filed on June 28, 2006.
(5)	Filed herewith.