Form 10QSB/A
period 2006-06-30
MICROHELIX INC
filed 2006-08-23
CIK 1142406

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

microHelix, Inc.
Quarterly Report on Form 10-QSB
Quarter Ended June 30, 2006

Explanatory Note

We are filing this Form 10-QSB/A to amend the Condensed Consolidated Statement of Cash Flows of our Quarterly Report on Form 10-QSB for the six-month period ending June 30, 2006, which we filed with the Securities and Exchange Commission on August 21, 2006. This amendment is being filed to correct certain typographical errors.

This Form 10-Q/A does not reflect events occuring after the filing of our Quarterly Report on Form 10-Q on August 21, 2006 or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above.

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

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
Cash Flows Provided By (Used in) Operating Activities:	2006	2005

Net loss	$(462,296)	$(1,025,871)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:

Depreciation -capital assets	202,604	77,428
Amortization - intangible assets	107,460	55,780
Provision for doubtful accounts	7,987	(20,642)
Provision for inventory reserves	97,250	(1,653)
Common stock issued for services	46,017	22,140
Benefit for deferred income taxes	(91,738)	—
Warrants used for services	31,923	—

Change in assets and liabilities:
(Increase) Decrease in assets:
Accounts receivable	(116,609)	166,356
Inventories	(674,326)	279,028
Prepaid expenses and other current assets	8,508	(16,983)
Intangibles, other assets and deposits	(31,923)	—
Increase (Decrease) in liabilities:
Accounts payable	859,337	164,668
Accrued liabilities	70,369	142,458
Customer Deposit	(163,456)	—
Net cash used in operating activities	(108,893)	(157,291)
Cash Flows from Investing Activities:
Capital Expenditures	(225,529)	—
Cash for stock of Moore Electronics	—	(1,500,000)
Cash used to pay off loan	—	(412,685)
Net cash used in investing activities	(225,259)	(1,912,683)

Cash Flows from Financing Activities:
Proceeds from preferred stock offering, net of expenses	—	1,725,793
Proceeds from line of credit	9,260,951	2,531,161
Payments on line of credit	(9,156,470)	(2,148,011)
Proceeds from loan	286,650	—
Payments on capital lease obligation	(12,476)	—
Payments on notes payable to shareholders	(78,276)	—
Proceeds from issue of notes payable to shareholders	—	100,000
Net cash provided by financing activities	300,379	2,208,943

Change in cash	(34,043)	138,969
Cash, beginning of period	58,312	24,303
Cash, end of period	$24,269	$163,272

Supplemental Cash Flow Information:
Interest paid	$151,707	$47,268
Income taxes paid	$—	$—

Supplemental Disclosure of Non-cash Investing Activities:
Purchase price acquisition of Moore Electronic details:
Fair value of assets acquired	—	4,558,702
Liabilities assumed	—	(1,146,019)
Note payable to former shareholders of Moore as part of the acquisition price	—	(1,250,000)
Preferred stock issued to former shareholder of Moore as part of the acquisition price	—	(250,000)
Cash paid	—	1,912,683

Preferred Dividends	$(206,250)	$(84,375)

Supplemental Disclosure of Non-cash Financing Activities:
Warrants issued to lender	$31,923	$—
Common stock issued for services	$46,017	$22,140

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