Form 10QSB
period 2006-09-30
MICROHELIX INC
filed 2006-11-14
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended September 30, 2006

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
Yes ☐ No ☒

As of November 14, 2006, there were 14,485,082 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

microHelix, Inc.
Quarterly Report on Form 10-QSB
Quarter Ended September 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

MICROHELIX, INC.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)
SEPTEMBER 30, 2006

Assets
Current Assets:
Cash	$8,399
Accounts receivable, net of allowance of $17,050	1,713,160
Inventories, net	1,872,200
Prepaid expenses and other current assets	31,642
Total current assets	3,625,401

Property and equipment, net	1,012,751
Deposits and other assets	28,731
Intangible assets	403,839
Goodwill	1,620,218

Total assets	$6,690,940

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$2,161,231
Accounts payable-related parties	8,831
Accrued liabilities	537,469
Line of credit	1,390,874
Current portion of obligations under capital leases	10,758
Current portion of notes payable to shareholders	376,786
Notes payable to vendor/customer	404,865
Total current liabilities	4,890,814

Long-Term Liabilities:
Obligations under capital lease	11,714
Deferred tax liability	344,014
Notes payable to shareholders	742,568
Note payable -Vencore	151,144
Total long-term liabilities	1,249,440
Total liabilities	6,140,254

Shareholders' Equity:
Preferred Stock, no par value, 750,000 shares authorized, none outstanding

Common stock, no par value, 25,000,000 shares authorized,
14,485,082 issued and outstanding	17,558,764
Additional paid-in capital	6,009,505
Accumulated deficit	(23,017,583)
Total shareholders' equity	550,686
Total liabilities and shareholders' equity	$6,690,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Sales	$3,944,057	$2,853,555	$11,671,356	$5,715,834
Cost of sales	3,249,806	2,294,342	9,963,074	4,952,618
Gross profit	694,251	559,213	1,708,282	763,216
Operating Expenses:
Sales and marketing	127,604	163,083	438,961	305,959
General and administrative	446,719	398,123	1,547,477	1,420,359
Total operating expenses	556,323	561,206	1,968,438	1,726,318
Income (loss) from operations	119,928	(1,993)	(278,156)	(963,102)

Other income (expense):
Other income (expense)	85	—	534	450
Interest expense	(131,796)	(69,351)	(288,195)	(134,563)
Other income (expense) - net	(131,711)	(69,351)	(287,661)	(134,113)

Net (loss) before provision for income taxes	(11,783)	(71,344)	(568,817)	(1,097,215)

Provision (Benefit) for income taxes	(45,869)	(81,074)	(137,607)	(81,074)
Net income (loss)	34,086	9,730	(428,210)	(1,016,141)
Preferred dividends	(54,247)	(84,375)	(260,496)	(168,750)
Net (loss) available to common shareholders	$(20,161)	$(74,645)	$(688,706)	$(1,184,891)

Net income (loss) per share available to common shareholders	$(.00)	(.04)	$(.15)	(.58)
Basic and diluted
Weighted average number of shares Outstanding
Basic and diluted	8,367,706	2,091,121	4,634,728	2,036,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30
Cash Flows Provided By (Used For) Operating Activities:	2006	2005

Net loss	$(428,210)	$(1,016,141)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation -capital assets	325,540	155,441
Amortization - intangible assets	161,187	105,741
Provision for doubtful accounts	(2,414)	26,060
Provision for inventory reserves	112,054	(34,327)
Common stock issued for services	64,017	31,855
Benefit for deferred income taxes	(137,607)	—
Warrants used for services	28,731	—

Change in assets and liabilities:
(Increase) Decrease in assets:
Accounts receivable	(124,722)	(233,354)
Inventories	(862,747)	115,051
Prepaid expenses and other current assets	17,972	(202,979)
Intangibles, other assets and deposits	(28,731)	—
Increase (Decrease) in liabilities:
Accounts payable	596,365	660,067
Accrued liabilities	66,073	(38,142)
Customer Deposit	(163,456)	—
Net cash used in operating activities	(375,948)	(430,728)

Cash Flows from Investing Activities:
Cash for stock of Moore Electronics	—	(1,500,000)
Cash used to pay off loan of Moore Electronics	—	(412,683)
Capital Expenditures	(245,527)	(22,922)
Net cash used in investing activities	(245,527)	(1,935,605)

Cash Flows from Financing Activities:
Proceeds from preferred stock offering, net of expenses	—	1,725,793
Proceeds from line of credit	13,284,252	4,830,321
Payments on line of credit	(13,140,480)	(4,198,971)
Proceeds from loan	286,650	—
Payments on capital lease obligation	(16,844)	—
Proceeds from issue of notes payable	306,471	—
Payments on notes payable	(44,081)	—
Payments on notes payable to shareholders	(104,406)	—
Proceeds from issue of notes payable to shareholders	—	100,000
Net cash provided by financing activities	571,562	2,457,143

Change in cash	(49,913)	90,810
Cash, beginning of period	58,312	30,471
Cash, end of period	$8,399	$121,282

Supplemental Cash Flow Information:
Interest paid	$283,503	$99,302
Income taxes paid	$—	$—

Supplemental Disclosure of Non-cash Investing Activities:
Purchase price acquisition of Moore Electronic details:
Fair value of assets acquired	—	4,558,702
Liabilities assumed	—	(1,146,019)
Note payable to former shareholders of Moore as part of the acquisition price	—	(1,250,000)
Preferred stock issued to former shareholder of Moore as part of the acquisition price	—	(250,000)
Cash paid	—	1,912,683
Preferred Dividends	$(260,496)	$(168,750)

Supplemental Disclosure of Non-cash Financing Activities:
Warrants issued to lender	$31,923	$—
Common stock issued for services	$64,017	$31,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Nine Months Ended September 30, 2006 and 2005

1. Summary of Significant Accounting Policies and Basis of Presentation

Nature of Operations— microHelix, Inc. (the "Company" or "microHelix") is a manufacturer and distributor of custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer markets.

Basis of Presentation— The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods

Principles of Consolidation — These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Moore Electronics, Inc. ("Moore" or “Moore Electronics”), that was acquired on April 8, 2005. All material inter-company accounts have been eliminated in consolidation.

Reclassifications — Certain amounts from the nine months ended September 30, 2005 have been reclassified to correspond to the nine months ended September 30, 2006.

Going Concern— These consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring net losses and had negative cash flows from operations during each of the past two years and at September 30, 2006 had an accumulated deficit of $23,017,583. These conditions raise substantial doubt about its ability to continue as a going concern for a reasonable period of time. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

As a part of the Company's plan to return to profitability, the Company initiated a strategy in mid 2004 that combined a focus on revenue growth from its existing business with the acquisition of a similar business with a history of revenue growth and profitability. On April 8, 2005, the Company completed the acquisition of 100% of the stock of privately held Moore. Moore is operated as a wholly owned subsidiary of the Company and had revenues of $9,979,991 for the nine months ended September 30, 2006. Moore manufactures cable assemblies for a broad mix of customers, serving major medical device manufacturers with components for external defibrillators and serving commercial equipment manufacturers in diverse markets including test and measurement, instrumentation, semi-conductors and robotics. Combining the Company's existing operations with Moore's have had a material impact on combined revenues, created new customer opportunities and expanded the capabilities that the Company can offer customers. Although the Company will need to continue to build its business to achieve consistently profitable operations, the combination of the Moore acquisition and growth in the Company's existing business have had a favorable impact on the business as the Company reported a profit in the quarter ended September 30, 2006.

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

The Company expects that for the foreseeable future any equity compensation granted to the employees and directors will be in the form of grants of shares of Common Stock rather than in the form of stock options. Such grants may be restricted or unrestricted. No options were granted in the nine months ended September 30, 2006 or 2005.

On April 27, 2006 the Company granted to three outside board members a total of 107,690 shares of common stock for services performed in the years 2004 and 2005 in lieu of cash payments that were due to these board members. The stock was valued at $.42 per share which represented the average trading price for the 10 business days preceding the date of the award.

On August 17, 2006 the Company granted four outside board members a total of 40,000 shares of common stock for services performed in 2006 in lieu of cash payments to these board members for future services through June 30, 2007. The stock was valued as $.45 per share which represented the trading price at the date of the award.

The Company’s policy covering equity compensation grants to either employees or directors is to recognize the expense as described in FAS 123 (R) in the period the grant is issued. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months ended September 30, 2005 and the nine months ended September 30, 2005, respectively.

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net loss available to common shareholders	$(74,645)	$(1,184,891)
Deduct: Total stock based employee compensation expense determined under SFAS 123 method	(21,777)	(72,303)
Pro forma net loss available to common shareholders	(96,422)	(1,257,154)
Basic and diluted net loss available to common shareholders per common share:
As reported	(.04)	(.58)
Pro forma	(.05)	(.62)

Net Loss per Share For the nine month period ended September 30, 2006 the Company used SFAS No. 128, "Earnings per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2006, the outstanding number of potentially dilutive common shares totaled 1,794,206 shares of Common Stock, consisting of Class B warrants to purchase 926,833 shares of Common Stock, and other warrants to purchase 867,373 shares of Common Stock. At September 30, 2005, the outstanding number of potentially dilutive common shares totaled 10,255,095 shares of Common Stock, consisting of 9,000,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock, options to purchase 117,867 shares of Common Stock, Class B warrants to purchase 926,833 shares of Common Stock, and other warrants to purchase 210,395 shares of Common Stock. In the periods when the Company has net losses available to common shareholders, their effect is anti-dilutive and have not been included in the diluted weighted average earnings per share as shown on the Consolidated Statements of Operations. Our Class B Warrants are scheduled to expire on November 16, 2006. We do not expect that any of them will be exercised prior to expiration because their exercise price substantially exceeds the current price of our Common Stock.

Declaration of Dividend on and Conversion of Series B Preferred Stock — On August 17, 2006, our Board of Directors declared and paid, in 1,188,086 shares of the Company's Common Stock, the dividends accrued on the shares of Series B Preferred Stock. The holders of the Series B Preferred Stock were entitled to an annual dividend of $0.15 per share, payable in arrears either in cash or Common Stock when, as and if declared by the Board of Directors. The dividend had been accrued and was paid in shares of our Common Stock depending on the number of days each share of Series B Preferred Stock had been outstanding. For purposes of determining the amount of the dividend in shares of the Common Stock, the Amended and Restated Articles of Incorporation (the "Articles") provided that the value of a share of Common Stock would be equal to the average closing price of the Company's Common Stock as reported by Nasdaq for the ten trading days immediately prior to August 17, 2006. That value was $0.435 per share.

Immediately after the declared dividend on the Series B Preferred Stock, the holders of the Series B Preferred Stock, voting as a separate class at our 2006 Annual Meeting of shareholders, voted to authorize conversion of their shares of Series B Preferred Stock into shares of our Common Stock. The Articles provided that holders of two-thirds of the outstanding shares of Series B Preferred Stock could authorize the conversion of all the outstanding shares of Series B Preferred Stock into Common Stock at any time after the issuance of the Series B Preferred Stock. Of 2,750,000 shares of Series B outstanding, 2,100,500 voted in favor of the conversion, and no votes were cast against or withheld from the conversion. Upon approval, the Articles further provided that each share of Series B Preferred Stock would be automatically converted into shares of Common Stock at the conversion rate in effect on the date approved by the Series B Preferred Stock holders. The conversion rate in effect on August 17, 2006 provided that each share of Series B Preferred Stock would be converted into four shares of Common Stock, and 11,000,000 shares of Common Stock were thus issued under the conversion.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The Company does not believe adoption of SFAS No. 158 will have a material effect on its unaudited condensed consolidated financial position, results of operations or cash flow.

3. Customer Concentration

For the three months ended September 30, 2006 approximately $1,941,495 in sales were made to four customers. For the nine months ended September 30, 2006 approximately $7,560,623 in sales were made to these same four customers whose combined accounts receivable balance totaled approximately $689,153 as of September 30, 2006. For the three months ended September 30, 2005 approximately $1,917,779 in sales were made to three customers. For the nine months ended September 30, 2005 approximately $5,886,5520 in sales were made to these same three customers whose combined accounts receivable balance totaled approximately $ 291,154 as of September 30, 2005.

4. Inventories

Inventories at September 30, 2006 were as follows:

Finished goods	$380,739
Work-in process	243,185
Raw materials	1,618,960
Total inventory	$2,242,884
Less: reserves	(370,684)
Net inventory	$1,872,200

5. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net identified tangible and intangible assets of the acquired business. Goodwill must be tested for impairment at least on an annual basis, or if an event occurs or circumstances change prior to the annual test of impairment, then the carrying value of goodwill must be tested on an interim basis. The Company performed their annual impairment analysis, as required by FAS 142 during the first quarter, and determined that the goodwill recorded as a result of the acquisition of Moore was not impaired as of March 31, 2006.

As a result of the Moore purchase, the Company acquired identifiable defined life intangible assets such as customer contacts and lists and manufacturing process technology. The customer lists and contacts are amortized on a straight-line basis over a 3-year period and the manufacturing process technology is amortized over a 5-year period on a straight-line basis. The Company will continue to amortize these identifiable intangible assets over these lives unless an event occurs or circumstances change that indicate that the carrying value of these assets may not be recoverable. The following table reflects the cost of other identifiable intangible assets and the accumulated amortization related to these respective assets as of September 30, 2006:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists and contacts	$522,466	$261,240	$261,226
Manufacturing process technology	203,738	61,125	142,613
Total other intangible assets	$726,204	$322,365	$403,839

For the nine months ending September 30, 2006 and 2005, the Company recorded $161,187 and $105,741 as amortization expense. The Company expects to record annual amortization expense of approximately $215,000 in 2006, $215,000 in 2007, $84,000 in 2008, $41,000 in 2009 and $10,000 in 2010 related to the other identifiable intangible assets purchased in the Moore acquisition.

6. Note Payable and Warrants

On June 22, 2006 the Company entered into a loan and security agreement and a corresponding promissory note with VenCore Solutions LLC (“VenCore”) wherein VenCore agreed to make loans to the Company in aggregate principal amount not to exceed $350,000. The Company plans to use the proceeds from the loan to satisfy ongoing working capital requirements. The note requires the Company to pay VenCore $14,175 per month, payable in 30 consecutive installments beginning on July 15, 2006 with subsequent payments due on the 15th of each month thereafter. A final payment of $35,000 is due on January 15, 2009. As part of the agreement the Company issued warrants that grant VenCore the right to purchase 72,917 shares of common stock of the Company at an exercise price of $.48 per share. The warrants expire on June 22, 2016. The warrant has a fair value of $31,923 calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	10
Expected volatility	100%
Risk-free interest rate	5.0%
Expected dividend	—

The warrants are subject to piggyback registration rights.

7. Subsequent Events

A. Restructure of Shareholder Note and Initial Issuance of Class C Preferred Stock

Effective October 19, 2006, microHelix entered into several agreements under which it issued shares of its newly authorized Series C Preferred Stock, no par value ("Series C Preferred Stock"), issued warrants to purchase shares of its Common Stock, amended and restated a promissory note owed to one of its executive officers and amended the employment agreement of the executive officer. The agreements entered into were:

(a)
Series C Preferred Stock Purchase Agreement under which MH Financial Associates, LLC, an Oregon limited liability company ("MH Financial"), purchased 139,535 shares of Series C Preferred Stock for $2.15 per share, or a total of $300,000. Each share of Series C Preferred Stock is initially convertible into 10 shares of Common Stock. If the Series C Preferred Stock were converted at the initial conversion ratio, microHelix would issue 1,395,350 shares of Common Stock. James M. Williams, Chairman of the Board and a director of microHelix, is an investor in MH Financial. MH Financial is an affiliate of Aequitas Capital Management, Inc., which serves as microHelix's financial advisor.

(b)
Warrant (the "Initial Series C Warrant") issued to MH Financial to purchase 1,046,513 shares of Common Stock at an initial exercise price of $0.30 per share. The Series C Warrant expires on October 18, 2011.

(c)
Registration Rights Agreement under which microHelix granted MH Financial certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock, upon conversion of the Restated Note (defined below) and upon exercise of the warrants issued and issuable to MH Financial in connection with the transactions described herein.

(d)
Agreement Regarding Amendment of Promissory Note under which microHelix and MH Financial agreed to amend and restate the promissory note dated April 8, 2005, as amended (the "Prior Note"), that was originally issued to Marti D. Lundy. On October 19, 2006, Ms. Lundy assigned the promissory note and its underlying security agreement to MH Financial in exchange for a cash payment. Ms. Lundy is an executive officer and shareholder of microHelix.

(e)
Amended and Restated Promissory Note (the "Restated Note") in favor of MH Financial. The Restated Note replaces and supersedes the Prior Note. The initial principal amount of the Restated Note is $1,028,982, which bears interest at the rate of 10% per annum through July 31, 2007 and 14% per annum from August 1, 2007 through the maturity date of August 19, 2008. Payments of principal and interest of $20,000 are due monthly under the Restated Note, with the first payment due on November 19, 2006. The Restated Note is convertible into Common Stock at any time by MH Financial. The conversion rate is the lower of (i) $0.30 per share; (ii) the weighted average closing bid price for Common Stock for the 20 trading days immediately prior to conversion; or (iii) the closing price of Common Stock sold in any new offering resulting in proceeds to microHelix of more than $1,000,000. The Restated Note continues to be secured by a lien against substantially all of the assets of microHelix and Moore. MH Financial may accelerate all amounts due under the Restated Note in the event of payment default or certain other defaults defined in the Restated Note. A total of $77,309 of outstanding principal of the Prior Note was forgiven in connection with its amendment and restatement.

(f)
Warrant (the "Note Warrant") issued to MH Financial to purchase 102,898 shares of Common Stock at an initial exercise price of $0.30 per share. The Note Warrant expires on October 18, 2011. microHelix also agreed to issue warrants in identical form to MH Financial to purchase that number of shares of Common Stock, calculated on a quarterly basis, equal to 10% of the then outstanding principal balance of the Restated Note on the first day of each calendar quarter that the Restated Note is outstanding and unpaid.

(g)
Amendment No. 1 to Employment Agreement between Moore Electronics, Inc. and Marti D. Lundy, an executive officer of microHelix, under which Ms. Lundy's employment was converted to "at will" status and her compensation and benefits were changed.

B.   Subsequent Issuance of Series C Preferred Stock and Warrant

Effective November 2, 2006, microHelix entered into two agreements under which it issued shares of its Series C Preferred Stock and issued a warrant to purchase shares of its Common Stock. The agreements entered into were:

(a)
Series C Preferred Stock Purchase Agreement under which MH Financial purchased 139,535 shares of Series C Preferred Stock for $2.15 per share, or a total of $300,000. Each share of Series C Preferred Stock is initially convertible into 10 shares of Common Stock. If the Series C Preferred Stock were converted at the initial conversion ratio, microHelix would issue 1,395,350 shares of Common Stock.

(b)
Warrant (the "Second Series C Warrant") issued to MH Financial to purchase 1,046,512 shares of Common Stock at an initial exercise price of $0.30 per share. The Series C Warrant expires on November 1, 2011.

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

On April 8, 2005, we acquired 100% of the outstanding stock of Moore. Moore, headquartered in Tualatin, Oregon a Portland suburb, was founded in 1978 and is a manufacturer of customized cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies. Moore serves the cable assembly requirements of major medical equipment manufacturers and commercial equipment manufacturers. Moore also does complex mechanical assemblies (“box builds”) for commercial and aerospace customers. Many major OEMs outsource their cable assembly work so they can focus on final assembly and testing of their products. Moore’s growth has been driven by its ability to partner with its customers, support complex projects with strong in-house engineering resources, provide low-cost assembly services and offer turn-key solutions for custom cable assembly projects. Custom cable assembly work is generally not easily transferred to offshore operations for three reasons: (1) low unit volume; (2) rapid turn (i.e. accelerated delivery and schedule) and (3) frequent engineering changes. We operate Moore as a wholly owned subsidiary.

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

We completed our initial public offering in November 2001. Our Common Stock and Class B Warrants currently trade on the NASDAQ OTC Bulletin Board under the symbols MHLX.OB and MHLXZ.OB, respectively. Our Class B Warrants are scheduled to expire on November 16, 2006. We do not expect that any of them will be exercised prior to expiration because their exercise price substantially exceeds the current price of our Common Stock.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

On April 8, 2005 the Company acquired 100% of the outstanding stock of Moore and as result of this acquisition date the third quarter, ended September 30, 2006, can effectively be compared with the same quarter in 2005. The results for the nine months ended September 30, 2006 will differ, as the Moore acquisition did not occur until early April 2005.

Total sales in the third quarter of 2006 were $3,944,057 compared to $2,853,555 in the third quarter of 2005, an increase of 38%. The sales increases in both the Moore and MicroCoax divisions were a result of increased demand from existing customers while at the same time new customers contributed significantly to the increased sales levels. For the nine months ended September 30, 2006 total sales were $11,671,356 compared to $5,715,834, or an increase of $5,955,522 on a year to year basis. The primary reason for this increase was due to the acquisition of Moore and the increase in business during the second and third quarters as previously discussed.

Gross profit in the third quarter of 2006 was $694,251 compared to $559,213 in the third quarter of 2005, an increase of 24% The $135,038 increase in gross profit margin can be attributed to operating our facilities at higher capacity, lower manufacturing expenses, and improved inventory management. For the nine months ended September 30, 2006 the total gross profit was $1,708,282 compared to gross profit of $763,216 recorded during the first nine months of 2005. The increase in gross profit during this period of $945,066 can be attributed to the acquisition of Moore, our facilities operating at higher capacity, lower manufacturing expenses, improved inventory management, sales of higher margin products, and the improvements in operating efficiency achieved during the second and third quarters of 2006.

Total operating expenses in the third quarter of 2006 were $556,323 compared to total operating expenses of $561,206 incurred during the same quarter a year earlier, a decrease of 1%. For the nine months ending September 30, 2006 total operating expenses were $1,968,438 compared to $1,726,318, or an increase of $242,120. This increase is attributed to an increase in the sales and administrative personnel related to the Moore division and the additional expenses incurred by the Company associated with the acquisition of Moore Electronics in the second quarter of 2005.

Interest expense for the third quarter of 2006 was $131,796 compared to $69,351 for the same quarter in 2005. On a nine month basis interest expense for 2006 was $288,195 compared to $134,563 in 2005, or an increase of $153,632. The increases in interest expense are attributed to interest rates and to increased debt levels under our line of credit and a shareholder note used in part to acquire Moore Electronics.

Primarily as a result of the significant increase in sales and the associated improvements in gross profit the Company earned net income before preferred stock dividends of $34,086 in the third quarter of this year compared to net income before preferred stock dividends of $9,730 recorded in the third quarter of 2005, an improvement of $24,356. On a year to date basis for the nine months ended September 30, 2006 the Company recorded a net loss before preferred stock dividends of $428,210 compared to a net loss before preferred stock dividends of $1,016,141 recorded during the first nine months of 2005, an improvement of $587,931 that can primarily be attributed to second and third quarter changes previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006 the Company had $8,399 of cash and cash equivalents. Cash used in operating activities for the nine months ended September 30, 2006 was $375,947 compared to $430,728 used in the same period a year ago. The decrease in cash used in operations during the first nine months of 2006 primarily resulted from an increae in accounts payable of $599,819 which was partially offset by an increase in accounts receivable of $124,721, an increase in inventories of $862,747, and a decrease in customer deposits of $163,456. The decrease in cash of $49,913 since December 31, 2005 reflects $375,947 used for operating activities plus $245,527 invested in capital expenditures for tooling and equipment to support our manufacturing partner in Malaysia, and the installation of a new ERP software system. These expenditures were partially financed by $571,562 of cash proceeds from a note and through an increase in our line of credit.

As of September 30, 2006, the Company had a $2,000,000 line of credit for working capital, secured by accounts receivable and inventory. As of September 30, 2006, there was $1,390,874 outstanding on the line of credit and the availability on the line of credit was $609,126. The line of credit expires on April 7, 2007.

On April 5, 2006, the Company’s subsidiary, Moore entered into an agreement with a customer to provide an advance of $200,000 against future orders. The funds were used to finance the purchase of high cost components used in the customer’s assemblies. Under the current terms of the agreement as amended on October 25, 2006, the outstanding balance will be reduced through credits issued against current invoices at the rate of $25,000 per month until paid in full.

On June 22, 2006, the Company entered into a $350,000 term loan agreement secured by equipment. The loan will be repaid in 30 equal installments consisting of principal and interest with the final payment due on January 15, 2009.

On August 16, 2006, Moore entered into an agreement with a vendor to amortize an outstanding balance due of $106,471 over twelve months. As of September 30, 2006, the outstanding balance due to the vendor was approximately $89,071 and Moore was in compliance with the terms of the agreement

As of September 30, 2006, there were no outstanding purchase orders for capital equipment.

On April 8, 2005, the Company issued a promissory note in the amount of $1,250,000 to Marti D. Lundy as part of the Moore acquisition. The note bears an annual interest rate of 10%. On August 8, 2006 the payment terms were changed to state that a monthly payment of $23,482 is due through September 8, 2006, and a monthly payment of $43,482 is due beginning on October 8, 2006 through April 8, 2008, at which time all unpaid principal and accrued but unpaid interest is due and payable. The note is secured by a lien on substantially all of the Company’s assets. Subsequent to September 30, 2006, the promissory note was sold to a third party and substantially restructured. See “note 7 - Subsequent Events” in Item I above and “Other Information” in Item 5 of Part II below.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures are designed to and are effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required. The Company's Chief Executive Officer/Chief Financial Officer also concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2006 microHelix was not involved in any legal proceedings.

ITEM 2. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2006 annual meeting of shareholders was held on August 17, 2006 for the purpose of electing directors and authorizing conversion of our Series B Preferred Stock. The following votes were cast for or withheld as to each of the six nominees for the position of director:

Director Nominee	Votes For	Votes Withheld
James M. Williams	10,432,837	0
Tyram H. Pettit	10,419,770	13,067
Terrence A. Rixford	10,418,236	14,601
John L. Crary	10,432,837	0
Marti D. Lundy	10,395,609	37,228
James M. Thornton	10,432,837	0

All of the nominees for directors were elected by the shareholders. There were no abstentions or broker non-votes with regard to this matter.

On August 17, 2006, our Board of Directors declared and paid, in 1,188,086 shares of the Company's Common Stock, the dividends accrued on the shares of Series B Preferred Stock. The holders of the Series B Preferred Stock were entitled to an annual dividend of $0.15 per share, payable in arrears either in cash or Common Stock when, as and if declared by the Board of Directors. The dividend had been accrued and was paid in shares of our Common Stock depending on the number of days each share of Series B Preferred Stock had been outstanding. For purposes of determining the amount of the dividend in shares of the Common Stock, the Amended and Restated Articles of Incorporation (the "Articles") provided that the value of a share of Common Stock would be equal to the average closing price of the Company's Common Stock as reported by Nasdaq for the ten trading days immediately prior to August 17, 2006. That value was $0.435 per share.

Immediately after the declared dividend on the Series B Preferred Stock, the holders of the Series B Preferred Stock, voting as a separate class at our 2006 Annual Meeting of shareholders, voted to authorize conversion of their shares of Series B Preferred Stock into shares of our Common Stock. The Articles provided that holders of two-thirds of the outstanding shares of Series B Preferred Stock could authorize the conversion of all the outstanding shares of Series B Preferred Stock into Common Stock at any time after the issuance of the Series B Preferred Stock. Of 2,750,000 shares of Series B outstanding, 2,100,500 voted in favor of the conversion, and no votes were cast against or withheld from the conversion. Upon approval, the Articles further provided that each share of Series B Preferred Stock would be automatically converted into shares of Common Stock at the conversion rate in effect on the date approved by the Series B Preferred Stock holders. The conversion rate in effect on August 17, 2006 provided that each share of Series B Preferred Stock would be converted into four shares of Common Stock, and 11,000,000 shares of Common Stock were thus issued under the conversion.

ITEM 3. OTHER INFORMATION

Declaration of Dividend on and Conversion of Series B Preferred Stock

See “Item 2 - Submission of Matters to a Vote of Security Holders” above for a discussion of a declaration of dividends and the vote by the holders of the company’s Series B Preferred Stock to convert each share of Series B Preferred Stock into shares of Common Stock.

Restructure of Note and Issuance of Class C Preferred Stock

See “Note 7 - Subsequent Events” in Item 1 above.

ITEM 6. EXHIBITS

(a) Exhibits:

3.1	Amended and Restated Articles of Incorporation of microHelix, Inc., as amended November 16, 2001, December 5, 2003, April 8, 2005, October 28, 2005, and October 19, 2006.
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

Signature	Title	Date

/s/ Tyram H. Pettit	President, Chief Executive Officer	November 14, 2006
Tyram H. Pettit	and Chief Financial Officer