Form 10KSB
period 2006-12-31
MICROHELIX INC
filed 2007-05-22
CIK 1142406

Draft dated 3/23/07

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

Or

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

The issuer's revenues for its most recent fiscal year: $15,281,564.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of March 31, 2007, was approximately $1,791,814 based upon the last sale price reported for such date on the NASDAQ OTC Market.

There were 14,485,082 shares of the issuer's common stock outstanding as of March 31, 2007.

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

Item 1. Description of Business

Overview

microHelix, Inc. ("we,”, “us”, “our”. microHelix" or the "Company") is a manufacturer of complex cable assemblies for the medical and commercial markets. The Company serves a segment of the quick turn, high mix, and low volume cable assembly market generally referred to as the custom cable assembly market. Typical cable assemblies may include cable, connectors, flex reliefs, housings and printed circuit boards ("PCBs") and are critical sub-components of medical devices and commercial electronic systems. The Company operates its business in a single operating segment through two divisions: our Moore Electronics division and our MicroCoax Assembly Solutions division.

Moore Electronics Division

On April 8, 2005, the Company acquired 100% of the outstanding stock of Moore Electronics, Inc. ("Moore"). Moore, headquartered in Tualatin, Oregon, was founded in 1978 and is a manufacturer of customized cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies. Moore serves the cable assembly requirements of major medical equipment manufacturers and commercial equipment manufacturers. Moore also does complex mechanical assemblies ("box builds") for commercial and aerospace customers. Many major original equipment manufacturers ("OEMs") outsource their cable assembly work so they can focus on final assembly and sale of their products. Moore's competitive advantage has been driven by its ability to partner with its customers, support complex projects with in-house engineering resources, provide low-cost assembly services and offer turn-key solutions for custom cable assembly projects. Custom cable assembly work is generally not well-suited for transfer to offshore operations for three principal reasons: (1) low unit volume; (2) rapid turn (i.e. accelerated delivery schedule) and (3) frequent engineering changes. Moore will be operated as a wholly owned subsidiary.

Moore competes for business in the United States with companies of similar size and capabilities and with the cable assembly divisions of certain large connector and cable manufacturers such as Molex, Lemo, Fischer, Tyco Electronics and W.L. Gore. Most high volume cable assembly is now done in lower labor cost countries. This leaves the high mix, quick turn, low volume custom cable assembly business in the United States. Most competitors purchase components rather than make them so OEM customers select vendors based on responsiveness, engineering and technical support, consistent quality and price. Management believes the total value of the custom cable assembly business available to U.S - based companies exceeds $1.0 billion per year.

MicroCoax Assembly Solutions Division

The MicroCoax Assembly Solutions division ("MicroCoax"), headquartered in Tucson, Arizona, designs and manufactures custom cable assemblies for OEM customers that are used in applications such as medical ultrasound probes, patient monitoring devices, catheters and flaw detection ultrasound.

The Company believes the total worldwide market for medical ultrasound systems approached $3.5 billion in 2006, with the U.S. market accounting for approximately 33% of this total. Over the past ten years, the ultrasound business has consolidated, leaving four principal global integrated manufacturers and several smaller specialty manufacturers. A number of smaller cable suppliers have left the business as part of this process, creating additional market opportunities for the remaining manufacturers of cable assemblies for sale to these OEM customers. Although the Company has a small share of the total market, management have the benefit of low cost manufacturing operations, a reputation for quality, on-time delivery, an experienced engineering team and proven responsiveness to customer needs. Sales to customers in the medical and commercial ultrasound markets represented over 85% of total MicroCoax revenues in 2006. Overall industry demand grew by 6% in 2005 but was expected to slow somewhat in 2006 and 2007. Growth in demand has been driven by a combination of replacement and upgrading needs, increased use of ultrasound systems for diagnosis, and various procedures and system enhancements such as real time 3-D "color" imaging.

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

•  Commercial Ultrasound. We manufacture cable assemblies for a variety of ultrasound inspection and flaw detection applications.

•  Mechanical Assemblies. We developed the capability to engineer and manufacture mechanical assemblies ("box builds") in 2005. This involves the integration of cables, connectors, PCBs, flex circuits, modems, power supplies and other critical components into housing, creating a complete device. These devices are typically integrated into a more complex system that represents the product that our customers sell to their customers. Box builds require the successful integration of our engineering, assembly and testing capabilities.

Engineering

The Company has experienced engineering personnel in Tualatin, Oregon, Tucson, Arizona, and Nogales, Mexico. The Tualatin engineering team is principally focused on the development, manufacturing and testing of custom cable assemblies. The Tucson engineering team is principally focused on the development, manufacturing and testing of ultrasound cable assemblies and supervises our Nogales-based manufacturing and testing engineering functions.

Manufacturing

The Company’s principal custom cable assembly manufacturing operations are conducted in a 33,000 square foot leased facility located in Tualatin, Oregon. This facility houses manufacturing, engineering, materials management, sales, purchasing, finance and other staff functions. The Company has a skilled work force and experienced management in Tucson, Arizona and Nogales, Mexico that offers a lower-cost production alternative, particularly competitive when cable assemblies have high labor content. The Company has 4,500 square feet of office and warehouse space in Tucson. This facility provides space for administration, design and manufacturing engineering, customer service personnel, inventory storage, shipping and receiving. The Company also has a 10,000 square foot facility in Nogales, Mexico that provides manufacturing, warehouse and office space.

The Company assembles and tests all of the manufactured ultrasound and flaw detection ultrasound cable assemblies in the Nogales facility.

The Company purchases wire, cable, connectors, contacts and other components from many qualified vendors. The Company’s customers sometimes provide certain components and lower level materials for their manufacturing builds. For ultrasound products, cable and components are shipped to the Tucson office where they are staged and submitted on the proper permits for shipment to the Nogales facility where the cable assemblies are completed. After testing and quality inspection in Nogales, the completed assemblies are returned to the facility in Tucson for shipment to customers.

Government Regulation

The Company’s medical device customers are generally subject to regulation by the U.S. Food and Drug Administration ("FDA") and therefore rely on us to maintain appropriate documentation and quality controls to meet product regulatory requirements. The Company relies on its Quality Managers in Tualatin and in Tucson under the guidance of the Company’s Director of Quality Assurance and Regulatory Affairs, to assist the Company in supporting its customers to meet all applicable regulatory requirements. The Company’s facilities are registered to ISO 9001-2000.

Environmental Laws

The costs and effects of complying with federal, state and local environmental laws do not significantly affect the Company’s operations.

Principal Customers

The Company has approximately 418 active customers. In 2006 sales to its four largest customers accounted for 28.2%, 23.5%, 14.1% and 6.2%, respectively, of its total revenues.

Sales and Marketing

The Company’s sales and marketing efforts for the Moore division are managed by its National Sales Manager for the Moore division that is headquartered in Tualatin. Our sales and marketing efforts for the MicroCoax division are managed by our Vice President - Sales Manager for the MicroCoax division that is headquartered in Tucson. Applications, new product development and manufacturing engineers located in Tualatin, Tucson and Nogales support sales efforts, working closely with customers and their engineering teams.

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

As a small cable assembly supplier, we believe we have certain cost advantages, including making effective use of lean manufacturing practices that materially improve workflow and of our lower-cost Nogales, Mexico assembly operation when appropriate, and a reputation for quality, on-time delivery, engineering expertise and responsiveness. Our cable assembly, component design, and manufacturing capabilities give us a broad platform of skills allowing us to compete successfully to serve customers in several industries including medical device, test and measurement, flaw detection and inspection, robotics and aerospace. In almost all situations, we compete against larger and financially stronger companies.

The consolidation in the U.S.- based cable assembly business has also reduced the number of suppliers, providing the remaining suppliers with additional opportunities to compete for business. This has become more important as major OEM customers and prospects continue to outsource more sub-assemblies, allowing them to concentrate on the initial development and design of products and then on final assembly and test. We believe that our focus on serving the medical and commercial OEM markets will enable us to continue to build our cable assembly business over time. Our entry into the "box build" business has added another capability, permitting us to offer complete solutions to customers. We believe these competitive advantages may help us to offset the advantages enjoyed by our larger and better-capitalized competitors.

Research and development

Our research and development efforts are limited to leveraging certain competencies as a designer and manufacturer of miniaturized interconnect systems for Case Western Reserve University as part of a multi-year project. In the initial stages of our development, we received funding for a substantial portion of our research and development efforts from government grants. For the past two years we have received virtually no funding from governmental agencies. We spent immaterial amounts on research and development in 2006 and 2005.

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

Employees

We had 129 full-time employees and 1 part-time employee in the United States as of December 31, 2006. In our office in Tualatin, Oregon, we had 121 full-time employees and 1 part-time employee, and in our office in Tucson, we had 8 full-time employees. Additionally, we contract with a company in Mexico that employs 42 people who work at our factory in Nogales. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good.

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

Item 2. Description of Property

We lease a 33,000 square foot facility in Tualatin, Oregon under a lease that expires in August 2008, and contains renewal options. This facility provides space for our corporate headquarters, administration, cable design and manufacturing, engineering, customer service personnel, inventory storage, and shipping and receiving.

We lease approximately 4,500 square feet of office and warehouse space in Tucson, Arizona under a lease that expires in August 2007 with a two year optional extension. This facility provides space for administration, design and manufacturing engineers, customer service personnel, inventory storage, and shipping and receiving.

We lease approximately 10,000 square feet of manufacturing, warehouse and office space in Nogales, Mexico. The lease expires in February 2010 and contains renewal options.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2006 annual meeting of shareholders was held on August 17, 2006 for the purpose of electing directors. The following votes were cast for or withheld as to each of the six nominees for the position of director:

Director Nominee	Votes For	Votes Withheld
James M. Williams	10,432,837	0
Tyram H. Pettit	10,419,770	13,067
Terrence A. Rixford	10,418,236	14,601
John L. Crary	10,432,837	0
Marti D. Lundy	10,395,609	37,228
James M. Thornton	10,432,837	0

All of the nominees for directors were elected by the shareholders. There were no abstentions or broker non-votes with regard to this matter.

On August 17, 2006, the holders of the Series B Preferred Stock, voting as a separate class at our 2006 Annual Meeting of shareholders, voted to authorize conversion of their shares of Series B Preferred Stock into shares of our Common Stock. The Company's Amended and Restated Articles of Incorporation ("Articles") provided that holders of two-thirds of the outstanding shares of Series B Preferred Stock could authorize the conversion of all the outstanding shares of Series B Preferred Stock into Common Stock at any time after the issuance of the Series B Preferred Stock. Upon approval, the Articles further provided that each share of Series B Preferred Stock would be automatically converted into shares of Common Stock at the conversion rate in effect on the date approved by the Series B Preferred Stock holders. The conversion rate in effect on August 17, 2006 provided that each share of Series B Preferred Stock would be converted into four shares of Common Stock. No shares of Series B Preferred are outstanding or authorized to be issued as of the date of this report.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters

Our Common Stock trades on the NASDAQ OTC Bulletin Board under the symbol MHLX.OB. Our Class B Warrants traded on the NASDAQ OTC Bulletin Board until their expiration on November 16, 2006. The table below sets forth for the periods indicated the high and low bid prices for the Common Stock as reported by the NASDAQ OTC Bulletin Board from January 1, 2005 through December 31, 2006. The high and low bid prices for the Class B Warrants, as reported by the NASDAQ OTC Bulletin Board from January 1, 2005 through November 16, 2006 are also set forth below. The prices shown represent inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and consequently do not necessarily reflect actual transactions.

Common Stock "MHLX.OB"

2006 Fiscal Quarters	High	Low
First Quarter	$0.58	$0.40
Second Quarter	$0.48	$0.35
Third Quarter	$0.45	$0.35
Fourth Quarter	$0.37	$0.25

2005 Fiscal Quarters	High	Low
First Quarter	$0.18	$0.18
Second Quarter	$0.43	$0.31
Third Quarter	$0.30	$0.29
Fourth Quarter	$0.58	$0.25

Class B Warrant "MHLXZ.OB"

2006 Fiscal Quarters	High	Low
First Quarter	$.055	$010
Second Quarter	$.050	$.0050
Third Quarter	$.140	$.005
Fourth Quarter	$.070	$.001

2005 Fiscal Quarters	High	Low
First Quarter	$0.04	$0.01
Second Quarter	$0.04	$0.005
Third Quarter	$0.03	$0.015
Fourth Quarter	$0.05	$0.015

Holders of shares of Common Stock are entitled to receive such dividends, if any, as may be declared by our Board of Directors out of funds legally available therefore and, upon our liquidation, dissolution or winding up are entitled to share ratably in all net assets available for distribution to such shareholders. We have not, to date, declared or paid any cash dividends.

Series C Preferred Stock

During 2006, the Company issued 279,070 shares of Series C Preferred Stock to an accredited investor in private placements. On October 19, 2006 the Company sold 139,535 shares of Series C Preferred Stock at $2.15 per share for total gross cash proceeds of $300,000. On November 2, 2006, the Company sold 139,535 shares of Series C Preferred Stock at $2.15 per share for total gross cash proceeds of $300,000. The proceeds of the October and November 2006 sales of Series C Preferred Stock were used for working capital.

The shares of Series C Preferred Stock were issued in reliance on Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and the Company obtained representations from the investor as to its status as an "accredited investor" as that term is defined in Regulation D.

Each share of Series C Preferred Stock is convertible into 10 shares of Common Stock (subject to adjustment for stock splits, stock dividends, reclassifications and the like). The Company has granted demand and piggy-back registration rights to the holders of Series C Preferred Stock with respect to the underlying shares of Common Stock obtainable upon conversion.

Shareholders of Record

As of March 31, 2007, there were approximately 60 shareholders of record of the Company’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company’s Board of Directors determined in 2005 that the cost of maintaining the equity compensation plans outweighed the perceived benefits received from the Company’s employees under those plans. The Company expects that for the foreseeable future any equity compensation grants to the employees and directors will be in the form of grants of shares of Common Stock. Such grants may be restricted or unrestricted.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

microHelix is a manufacturer of custom cable assemblies for the medical and commercial OEM markets. We serve a segment of the quick turn, high mix, low volume cable assembly market generally referred to as the custom cable assembly market. Typical cable assemblies include cable, connectors, contacts, flex reliefs, housings and PCBs and are critical sub-components of medical devices and commercial electronic systems. We operate our business in a single operating segment through two divisions: our Moore division and our MicroCoax division.

On April 8, 2005, we acquired 100% of the outstanding stock of Moore. Moore, headquartered in Tualatin, Oregon, was founded in 1978 and is a manufacturer of customized cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies. Moore serves the cable assembly requirements of major medical equipment manufacturers and commercial equipment manufacturers. Moore also does "box builds" for commercial and aerospace customers. Many major OEMs outsource their cable assembly work so they can focus on final assembly and sale of their products. Moore's competitive advantage has been driven by its ability to partner with its customers, support complex projects with strong in-house engineering resources, provide low-cost assembly services and offer turn-key solutions for custom cable assembly projects. Custom cable assembly work is generally not well-suited for transfer to offshore operations for three principal reasons: (1) low unit volume; (2) rapid turn (i.e. accelerated delivery schedule) and (3) frequent engineering changes. We operate Moore as a wholly owned subsidiary.

Our MicroCoax division, headquartered in Tucson, Arizona, develops and manufactures for OEM customers cable assemblies that are used in applications such as medical ultrasound probes, laparoscopes, catheters and flaw detection ultrasound.

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

In April 1999, we acquired Key-Tech, a privately held Portland-based designer and manufacturer of interconnect systems for the medical and commercial markets. In addition to acquiring a customer base, we enhanced our manufacturing and engineering capabilities.

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

We completed our initial public offering in November 2001. Our Common Stock currently trades on the NASDAQ OTC Bulletin Board under the symbol MHLX.OB.

In April 2004, we sold the assets of our wire and cable division to Advanced Neuromodulation Systems, Inc. ("ANS"), and in April 2005 we acquired all of the stock of Moore, a manufacturer of customized cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies.

We have incurred significant losses since inception and those losses have continued following our initial public offering. In our business we have had to rely on a relatively small number of OEMs for the majority of our sales. Short term changes in the OEM's demand schedule have made our expenses and cash requirements uncertain. We have not been successful in achieving profitability due to in part the unpredictability of the OEM requirements. During the past several years we have tried to broaden the OEM customer base, in part through our acquisition of Moore.

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

Revenue Recognition—We recognize revenue from commercial sales of cables, connectors, customized cable assemblies, wire harnesses, and mechanical assemblies when title passes, which is upon shipment. Commercial sales are made F.O.B. point of shipment. The products must be physically shipped from the factory. In some cases, tooling that has been paid for by a customer may remain at our facility or at a vendor's facility. Returns are limited to nonconforming products and the volume of returns has been insignificant. We do not establish reserves for returns because returns have been minimal.

Goodwill and Intangible Assets—We follow the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that we determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carry amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit's fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit's goodwill as of the assessment date. The implied fair value of the reporting unit's goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. We perform our annual impairment test during our fiscal first quarter unless events or circumstance indicate impairment may have occurred before that time.

Development contracts are structured on a cost reimbursement or cost plus basis. Revenue from development contracts for non-recurring engineering is recognized using the percentage of completion method as time and materials costs are incurred. Revenue from contracts for the production of prototypes is recognized when the title passes, which is upon shipment. In some cases, customers make pre-payments for product and services that are classified as deferred revenue until the services are performed, at which time they are recognized as revenue. We had no deferred revenue at December 31, 2006 and $163,456 of deferred revenue at December 31, 2005.

Government grant sales are recognized as time and materials costs are incurred using the percentage of completion method. The government generally provides grants to perform specific research and is not the ultimate customer. We had no revenue in either 2005 or 2006 from government grants.

Results of operations

The following table presents our historical operating results for the periods indicated as a percentage of sales:

	Year Ended December 31,
	2005	2006
Sales	100%	100%
Cost of sales	92	91
Gross profit (loss)	8	9
Operating expenses:
Research and development	0	0
Sales and marketing	6	4
General and administrative	20	12
Total operating expenses	26	16
Loss from operations	(18)	(7)
Other income (expense)	(2)	(8)
Net loss from continuing operations	(20)	(15)
Income tax benefit	2	2
Net loss	(18)%	(13)%

Year ended December 31, 2006 compared with year ended December 31, 2005

One principal event affected the Company’s financial results in 2006 and 2005. On April 8, 2005 the Company acquired 100% of the outstanding stock of Moore, a manufacturer of customized cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies.

Total sales in 2006 were $15,281,564, compared to $9,164,242 in 2005, an increase of 67%. This increase is due to including a full year of Moore revenues in 2006 (vs. approximately nine months of Moore revenue in 2005) and increased demand for the Company’s products. Total sales for the MicroCoax division in 2006 were $2,307,311 compared to $1,863,566 in 2005, an increase of 24%. The increase in MicroCoax division sales resulted from an increase in demand from the medical and commercial ultrasound OEM customers.

Gross profit in 2006 was $1,391,418 compared to gross profit of $703,037 in 2005. The improvement in gross profit resulted primarily from including a full year of Moore gross profit and cost management at the Moore division. The MicroCoax division had negative gross profit of $156,961 in 2006 and $113,363 in 2005.

Total operating expenses in 2006 were $2,370,388 compared to $2,360,441 in 2005.

Sales and marketing expenses for 2006 were $551,016 compared to $497,001 in 2005, an increase of 11%. This increase was primarily a result of including a full year of Moore sales and marketing expenses.

General and administrative expenses for 2006 were $1,819,372 compared to $1,863,440 in 2005.

Net other expense for 2006 was $1,197,783 compared to net other expense of $179,556 for 2005. The difference was primarily a result of an impairment of the goodwill and increased interest expense related to the additional borrowing during 2006.

Loss before provision (benefit) for income taxes for 2006 was $2,176,753 compared to $1,836,960 for 2005.

Dividends on the Series B Preferred Stock were $260,496 in 2006 and $253,125 in 2005, and were paid in shares of our Common Stock in 2006. Net loss available to common shareholders was $2,876,744 in 2006 and $1,956,555 in 2005. The Series C Preferred Stock had a dividend for the value of the warrants and the beneficial conversion feature in the amount of $533,000.

Liquidity and Capital Resources

As of December 31, 2006, we had $40,680 of cash and cash equivalents. Cash used in operating activities in 2006 was $1,181,124 compared to $1,274,811 used in 2005. The net cash used in operations of $1,181,124 included an increase in accounts receivable of $303,377and an increase in inventories of $624,741 and was partially offset by $661,231 in depreciation and amortization, $887,853 of impairment. and an increase of $322,711 in accounts payable. The decrease of $17,632 in the cash balance during this reporting period represents the net cash used in operations of $1,181,124 plus $279,399 used in investing activities, offset by $1,442,891 of cash provided from financing activities.

As of December 31, 2006, we had a $2,000,000 line of credit for working capital, secured by accounts receivable and inventory. As of December 31, 2006, there was $1,711,528 outstanding on the line of credit and our availability on the line of credit was $288,472. The line of credit expired on April 7, 2007, however there is an auto-renewal clause within the loan agreement that allows for renewal. Management is in the process of formalizing and completing the renewal (See Note 5).

As of December 31, 2006, we had no purchase orders outstanding for capital equipment.

The Company subleased the facility in Portland to ANS from April 21, 2005 through November 30, 2005, the expiration date of the original lease.

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

During 2005, we issued 2,750,000 shares of Series B Preferred Stock to accredited investors in private placements. On April 8, 2005 we sold 2,000,000 shares of Series B Preferred Stock at $1.00 per share for total gross cash proceeds of $2.0 million, which we used as partial consideration for the acquisition of Moore. On April 8, 2005 we also issued 250,000 shares of Series B Preferred Stock to a selling shareholder of Moore as partial consideration in the acquisition of Moore.

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

At our Annual Meeting of Shareholders on August 17, 2006, the holders of Series B Preferred Stock voted to convert each share of Series B Preferred Stock at the then-applicable conversion rate of four shares of Common Stock.

On October 19, 2006 and November 2, 2006, the Company issued a total of 279,070 shares of Series C Preferred Stock to MH Financial Associates, LLC (“MH Financial”) at $2.15 per share for total gross cash proceeds of $600,000. The proceeds from the sale of Series C Preferred Stock were used for working capital.

On April 8, 2005, we issued a promissory note (the "Original Note") in the amount of $1,250,000 to Marti D. Lundy as part of the Moore acquisition. The Original Note was purchased from Ms. Lundy by MH Financial on October 19, 2006 in connection with the purchase by MH Financial of shares of our Series C Preferred Stock. James M. Williams, one of our directors, is an investor in MH Financial. MH Financial is an affiliate of Aequitas Capital Management, Inc., which serves as our exclusive financial advisor.

On March 12, 2007, the Company obtained an additional loan from MH Financial of $750,000. The Original Note was amended (the "Amended Note") to reflect a revised principal amount of $1,778,964, which bears interest at a rate of 12% per annum ("Current Interest"). Additional interest accrues on the Amended Note at a rate of 8% per annum, which is compounded quarterly and is payable at maturity ("Deferred Interest"). The Company will make separate payments with respect to $1,006,086 of the principal under the Original Note ("Loan 1") and with respect to $750,000 of the principal added in the Amended Note ("Loan 2"). Beginning April 19, 2007 and on the same day of each subsequent month, microHelix will pay $20,000 per month to be applied to Current Interest and principal on Loan 1 and will pay $7,500 per month of Current Interest on Loan 2. On September 30, 2007, the Company will make an additional payment of accrued Current Interest through that date with regard to Loan 2. Beginning on October 31, 2007, and on the last day of each subsequent month through and including May 31, 2008, the Company will pay $87,555 per month to be applied against the Current Interest and principal balance of Loan 2. All amounts outstanding under the Amended Note, including the Deferred Interest, are due and payable on June 30, 2008.

The Amended Note continues to be secured by a lien against substantially all of the assets of microHelix and Moore, including all of the outstanding common stock of Moore. MH Financial may accelerate all amounts due under the Amended Note in the event of default. In addition, all amounts outstanding under the Note are due and payable upon the sale of all or substantially all of our assets to anyone other than MH Financial, or upon the transfer of ownership of more than 50% of our stock.

The Company used $153,698 of the proceeds from Loan 2 of the Amended Note to pay in full a promissory note previously issued to James M. Williams, one of the Company’s directors. The remaining proceeds were used to make payments to certain vendors and to fund operating costs. The Amended Note replaces and supersedes the Original Note. In connection with Loan 2, microHelix issued a warrant (the "Note Warrant") to MH Financial to purchase 10,000,000 shares of Common Stock at an initial exercise price of $0.001 per share. The Note Warrant expires on March 11, 2010. In connection with the Amended Note, the right to convert the Original Note into shares of our Common Stock was deleted.

As additional consideration to MH Financial for extending additional credit to the Company in connection with the Amended Note, our Board of Directors approved (subject to approval by shareholders) the sale (the "Sale") to MH Financial or its assigns all of the assets of the MicroCoax and Moore Electronics divisions, which comprise substantially all of our operating assets, and all issued and outstanding shares of Moore. The closing date for the sale would be not later than September 30, 2007. The Sale is subject to the following terms and conditions:

(a)
The purchase price for the Sale would consist of the release of us from liability under the Amended Note, including all amendments and modifications thereto, and assumption by the purchaser or by Moore of all of our loans, debts and payables.

(b)	All of our outstanding Series C Preferred Stock (which is currently held by MH Financial) is converted into shares of our Common Stock before or concurrently with the closing of the Sale.

(c)
Our Board of Directors retains the fiduciary right to obtain a better offer for the purchase of us and/or our assets (an "Alternative Sale"), provided that no Event of Default (as defined in the Amended Note) has occurred and is continuing, and, subject to MH Financial's right to close the Sale as set forth in (d) below, all principal, interest and other amounts due under the Amended Note are paid in full before the closing of the Sale and contemporaneously with the closing of the Alternative Sale.

(d)
MH Financial or its assigns may close the Sale at any time following approval of the Sale by our shareholders. Following such approval, MH Financial may give us notice of its intent to close the Sale. If we have not closed an Alternative Sale within 10 days following MH Financial's notice, we and MH Financial shall proceed to close the Sale within 20 days following MH Financial's notice or such longer period as is mutually agreed.

We have agreed to use commercially reasonable efforts to obtain shareholder approval at our 2007 annual meeting for the Sale and an increase of our authorized capital stock to 100 million shares of Common Stock and 10 million shares of Preferred Stock. Exercise of the warrants issued to MH Financial in connection with the Amended Note and the Forbearance Agreement (defined below) requires such an increase in our authorized capital, and their exercise is conditioned upon such increase in authorized capital. Shareholders holding approximately 52.7% of our voting capital stock have executed and delivered to MH Financial a voting agreement under which they have agreed to vote in favor of the Sale (subject to our Board of Director's fiduciary right to accept an Alternative Sale) and to approve the increase in authorized capital stock. We anticipate that we will mail a proxy statement to our shareholders during the fourth week of May 2007 and will hold our annual meeting on or about July 15, 2007.

On March 12, 2007 we were in default under the Original Loan. On that date, we and MH Financial entered into a Forbearance and Waiver Agreement (the "Forbearance Agreement") under which MH Financial agreed to forbear with respect to such defaults and agreed to waive certain of our obligations to register shares of Common Stock owned by MH Financial pursuant to the Registration Rights Agreement dated October 19, 2006 between us and MH Financial. As consideration for the Forbearance Agreement, we issued a warrant to MH Financial (the "Forbearance Warrant") to purchase 2,900,000 shares of Common Stock at an exercise price of $0.001 per share. The Forbearance Warrant expires on March 11, 2010. As additional consideration for the Forbearance Agreement, we also agreed to reduce the exercise price to $0.001 per share for warrants issued to MH Financial pursuant to the Original Note for a total of 2,296,532 shares of our Common Stock. We also agreed to issue future warrants under the Amended Note with an exercise price of $0.001 per share. After giving effect to the additional warrants issued in connection with the Amended Note and the Forbearance Agreement, MH Financial is the beneficial holder of approximately 55% of our voting capital stock.

March 12, 2007, the Company issued warrants to purchase a total of 12,900,000 shares of Common Stock to MH Financial. The warrants were issued in connection with MH Financial’s additional $750,000 loan to the Company. The warrants have an exercise price of $0.001 per share, and expire on March 11, 2010.

On March 12, 2007, we issued a warrant to purchase 1,000,000 shares of our Common Stock with an exercise price of $0.001 per share to Steve Ashton in connection with this appointment as President and Chief Executive Officer of microHelix and of Moore.

On April 1, 2007, we issued a warrant to purchase 96,896 shares of our Common Stock with an exercise price of $0.001 per share to MH Financial pursuant to the terms of the Amended Note.

In all of the above cases, shares of Series B Preferred Stock and Series C Preferred Stock and warrants to purchase Common Stock were issued in reliance on Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and we obtained representations from the investors as to their status as "accredited investors" as that term is defined in Regulation D.

Risk Factors

Following are the key risk factors that have affected us in the past and could in the future materially impact our business, financial condition or results of operations. In addition, if any of these risks occur, the market price of our securities could decline and investors could lose all or part of their investment:

Our potential need for additional capital

We may need additional capital in order to continue our operations. It may be difficult or impossible for us to raise any additional capital on terms beneficial to our shareholders, or at all. If we are unable to generate sufficient cash flows from operations to pay our obligations as they come due, or if we are unable to obtain additional needed funds through loans or equity offerings, we may be unable to continue operations.

Our on-going business plan is based on assumptions that could prove to be incorrect, which could mean that we may be unable to expand as planned and could cause us to invest in areas that do not result in new sales.

The key element of our on-going business plan involves the expansion of our cable assembly business and customer base, in part through our acquisition in April 2005 of Moore. This effort intends to capitalize on what we expect to be new opportunities in the medical and commercial equipment markets and our ability to expand our "box build" business. The success of our plan depends on numerous assumptions that we cannot be sure are justified. If any of our key assumptions are incorrect, we could be unable to expand our business as we currently anticipate and we may make investments in product development and/or marketing efforts that do not result in new product sales. Our assumptions include the following:

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

Sales to our largest customer, Medtronic ERS, accounted for approximately 28% of our total sales in 2006. Although we provide cable assemblies and/or other services to industry-leading OEMs and to several specialized competitors, the loss of a significant customer would have a material adverse impact on us. Concentration in our customer base may make fluctuations in revenue and earnings more severe and make business planning more difficult. In January 2007, Medtronic's Physio-Control, Inc. subsidiary, microHelix's customer, suspended the shipment of products manufactured at its Redmond, Washington facility to customers in the United States, which has had a material adverse impact on us.

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

Our markets are highly competitive. This is particularly true in the area of cable assemblies sold to OEM customers. Competition is based on technology, established relationships, quality of support, location of facilities and price. Several of our competitors have a longer history of operations and more established relationships with actual and potential customers than we have. In addition, most of our OEM customers choose to concentrate their cable assembly business with one or two suppliers and may have certain geographic preferences. The combination of these factors may have a direct and adverse impact on our ability to serve these customers in the future. We believe that our principal competitive advantages are: (1) established and efficient manufacturing operations in Tualatin, Oregon, (2) lower cost manufacturing in Nogales, Mexico; (3) consistent quality record; (4) highly responsive to customers with quick turn capability; (5) competitive pricing, and (6) long term relationships with industry-leading customers. Despite these advantages, many of our competitors and potential competitors have technological and financial resources and established business relationships that may afford them a competitive advantage.

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

Growth Management

The execution necessary for us to successfully implement our business plan requires an effective planning and management process. We anticipate growth and will be required to continually improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our personnel. There can be no assurance that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the execution necessary to successfully implement our business plan.

We have recently converted substantially all of our operational and financial functions to a new enterprise resource planning ("ERP") software system. The ERP system impacts every aspect of our operations, including production, engineering, finance, and sales. Although we have taken steps we believe are reasonable to ensure a successful conversion of our operations to the ERP system, we can provide no assurances that the conversion will be successful or that the ERP system will achieve its expected benefits. Failure to achieve a successful conversion or to obtain the expected benefits of the ERP system could have an adverse material effect on us.

Dependence on Key Personnel

Our success depends on our ability to identify, attract and retain highly qualified personnel and the failure to do so could have a material adverse effect on us.

 Item 7. Consolidated Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Peterson Sullivan PLCC - Independent Registered Public Accounting Firm	19
Report of Stonefield Josephson, Inc. - Independent Registered Public Accounting Firm	18
Consolidated Balance Sheet as of December 31, 2006	20
Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2006	21
Consolidated Statements of Shareholders' Deficit for the Years Ended December 31, 2005 and 2006	22
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2006	23
Notes to Consolidated Financial Statements	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
microHelix, Inc.
Tualatin, Oregon

We have audited the accompanying consolidated balance sheet of microHelix, Inc. and Subsidiary, ("the Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of microHelix, Inc. and Subsidiary, as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses and negative cash flows from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

Seattle, Washington
May 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Of microHelix, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of microHelix, Inc. for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.
Certified Public Accountants

April 10, 2006

microHelix, Inc.
CONSOLIDATED BALANCE SHEET
December 31, 2006

Assets
Current Assets:
Cash	$40,680
Accounts receivable, net of allowance of $3,206	1,905,660
Inventories, net	1,600,403
Prepaid expenses and other current assets	43,692
Total current assets	3,590,435

Property and equipment, net	904,231

Intangible assets	350,112
Goodwill	732,365
Total assets	$5,577,143

Liabilities and Shareholders’ Deficit
Current Liabilities:
Checks issued in excess of bank balances	$129,397
Accounts payable	1,633,288
Accounts payable-related parties	8,232
Accrued liabilities	609,599
Line of credit	1,897,432
Current maturities of notes payable	347,938
Note payable to shareholder	150,000
Total current liabilities	4,775,886

Long-term Liabilities
Notes Payable, less current maturities, net of debt discounts	801,262
Deferred tax liability	298,145
Total long-term liabilities	1,099,407
Total liabilities	5,875,293

Shareholders' Deficit:
Preferred stock, convertible, no par value, 750,000 shares authorized, 279,070 Series C Preferred stock issued and outstanding, liquidation preference of $600,000	533,000
Common stock, no par value, 25,000,000 shares authorized, 14,485,082 shares issued and outstanding	17,462,823
Additional paid-in capital	6,292,850
Accumulated deficit	(24,586,823)
Total shareholders' deficit	(298,150)
Total liabilities and shareholders' deficit	$5,577,143

The accompanying notes are an integral part of these consolidated financial statements.

microHelix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2006

Sales, net	$9,164,242	$15,281,564
Cost of Sales	8,461,205	13,890,146
Gross profit	703,037	1,391,418

Operating Expenses:
Sales and marketing	497,001	551,016
General and administrative	1,863,440	1,819,372
Total operating expenses	2,360,441	2,370,388

Loss from operations	(1,657,404)	(978,970)

Other income (expense):
Other income	1,181	8,883
Gain on debt settlement	—	90,373
Goodwill Impairment	—	(887,853)
Interest expense	(180,737)	(409,186)
Total other income (expense)	(179,556)	(1,197,783)

Loss before provision (benefit) for income taxes	(1,836,960)	(2,176,753)

Provision (Benefit) for Income Taxes	(133,530)	(183,475)
Net loss	(1,703,430)	(1,993,278)
Preferred stock dividends	(253,125)	(793,496)
Net loss available to common shareholders	$(1,956,555)	$(2,786,774)

Loss per common share — basic and diluted:
Net loss	$(.83)	$(.41)
Weighted average number of shares outstanding — basic and diluted	2,061,742	6,814,407

The accompanying notes are an integral part of these consolidated financial statements.

microHelix, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
Years Ended December 31, 2006 and 2005

	Common Stock		Preferred Stock	Preferred Stock	Additional Paid-in	Accumulated
	Shares	Amount	Series B	Series C	Capital	Deficit	Total
Balance, December 31, 2004	1,959,713	$14,473,409	$—	$—	$6,487,417	$(20,890,115)	$70,711
Dividends on preferred stock					(253,125)		(253,125)
Preferred stock issued for the purchase of Moore and working capital			2,475,793				2,475,793
Common stock issued	169,384				35,710		35,710
Net loss for the year						(1,703,430)	(1,703,430)
Balance, December 31, 2005	2,129,097	14,473,409	2,475,793	—	6,270,002	(22,593,545)	625,659
Dividends on preferred stock-series B					(260,496)		(260,496)
Conversion of preferred stock and accrued dividends to common stock	12,188,086	2,989,414	(2,475,793)				513,621
Preferred stock issued for Cash-net				533,000			533,000
Common stock issued for services	167,899				73,750		73,750
Warrants issued in conjunction with debt					171,865		171,865
Beneficial conversion feature associated with debt					37,729		37,729
Warrants issued in conjunction and beneficial conversion feature associated with preferred stock				(533,000)	533,000		—
Dividend value of warrants and beneficial conversion feature on immediately convertible preferred stock				533,000	(533,000)
Net loss for the year						(1,993,278)	(1,993,278)
Balance, December 31, 2006	14,485,082	$17,462,823	$—	$533,000	$6,292,850	$(24,586,823)	$(298,150)

The accompanying notes are an integral part of these consolidated financial statements.

microHelix, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2006
Cash Flows Provided By (Used For) Operating Activities:
Net loss	$(1,703,430)	$(1,993,278)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation-property and equipment	283,848	446,317
Amortization-intangible assets	161,448	214,914
Change in provision for doubtful accounts	(29,027)	(16,258)
Change in provision inventory reserves	47,583	145,845
Common stock issued for services	35,710	73,750
Goodwill impairment	—	887,853
Benefit from deferred income taxes	(133,530)	(183,475)
Gain on debt settlement	—	(90,373)
Interest expense-amortization	—	23,307
Change in assets and liabilities:
(Increase) Decrease in assets:
Accounts receivable	(725,480)	(303,377)
Inventories	167,737	(624,741)
Prepaid expenses and other current assets	(178,090)	5,922
Customer Deposits	(6,487)	(163,456)
Increase (Decrease) in liabilities:
Accounts payable	779,880	322,711
Accounts payable-related parties	—	(64,988)
Accrued Dividends	253,125	—
Accrued liabilities	(228,098)	138,203
Net cash used in operating activities	(1,274,811)	(1,181,124)

Cash Flows from Investing Activities:
Capital expenditures	(59,547)	(279,399)
Cash for stock of Moore Electronics	(1,500,000)	—
Cash used to pay-off loan of Moore Electronics	(412,683)	—
Net cash used in investing activities	(1,972,230)	(279,399)

Cash Flows from Financing Activities:
Proceeds from line of credit , net	1,196,052	571,748
Payments on notes payable	—	(186,849)
Proceeds from issuance of notes payable	—	350,000
Proceeds from preferred stock offering, net of expenses	2,125,793	533,000
Payment on notes payable to shareholders	(146,964)	(104,405)
Checks issued in excess of bank balances	—	129,397
Proceeds from issuance of notes payable to shareholders	100,000	150,000
Net cash provided by financing activities	3,274,881	1,442,891
Change in cash	27,840	(17,632)
Cash, beginning of year	30,472	58,312
Cash, end of year	$58,312	$40,680

The accompanying notes are an integral part of these consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)
Years Ended December 31, 2005 and 2006

	Year Ended December 31,
	2005	2006
Supplemental disclosure of cash flow information — Cash paid for interest	$141,277	$333,224

Supplemental disclosure of cash flow information — Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-cash Investing Activities:
Purchase price acquisition of Moore Electronic details:
Fair value of assets acquired	$4,558,702	$—
Liabilities assumed	(1,146,019)	—
Note payable to former shareholders of Moore as part of the acquisition price	(1,250,000)	—
Preferred stock issued to former shareholder of Moore as part of the acquisition price	(250,000)	—
Cash paid	$1,912,683	$—

Supplemental disclosure of non-cash Financing Activities:
Common stock issued for services	$35,710	$73,750
Warrants and beneficial conversion feature issued to lender		$209,594
Conversion of shareholder note to preferred stock	$100,000
Issuance of note payable to settle accounts payable		$106,471
Dividend declared-preferred stock	$253,125	$260,496
Preferred dividends paid via common stock		$513,621
Refinance shareholder note payable		$1,028,982
Conversion of preferred stock to common stock		$2,475,793
Warrants and beneficial conversion feature issued with preferred stock		$533,000

The accompanying notes are an integral part of these consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations — microHelix, Inc. ("we," "us," the "Company" or "microHelix") is a manufacturer of custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer ("OEM") markets.

Principles of Consolidation — These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Moore Electronic, Inc. ("Moore"). Moore was acquired in April 2005. All material inter-company accounts have been eliminated in consolidation.

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

Reclassification — Certain amounts from the year ended December 31, 2005 have been reclassified to correspond to the year ended December 31, 2006.

Going Concern — These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring net losses and had negative cash flows from operations during each of the past two years and at December 31, 2006 had an accumulated deficit of $24,586,823. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Effective March 12, 2007, microHelix entered into several agreements in connection with an additional loan from MH Financial Associates, LLC, an Oregon limited liability company ("MH Financial"). The agreements entered into were:

Second Agreement Regarding Amendment of Promissory Note under which MH Financial agreed to loan an additional $750,000 to microHelix by adding that amount to the Amended and Restated Promissory Note dated October 19, 2006 (the "Original Note") payable by microHelix to MH Financial. In connection with the additional loan, the right to convert the Original Note into Common Stock of microHelix was deleted. James M. Williams, Chairman of the Board and a director of microHelix, is an investor in MH Financial. MH Financial is an affiliate of Aequitas Capital Management, Inc., which serves as microHelix's exclusive financial advisor.

As additional consideration to MH Financial for extending additional credit to microHelix, microHelix's Board of Directors approved (subject to approval by the shareholders of microHelix) the sale (the "Sale") to MH Financial or its assigns of all of microHelix's MicroCoax division's assets, which comprise substantially all of the operating assets of microHelix, and all issued and outstanding shares of Moore Electronics, Inc. ("Moore"), microHelix's wholly owned subsidiary. The closing date for the sale would be not later than September 30, 2007. The Sale is subject to the following terms and conditions:

(i)
The purchase price for the Sale would consist of the release of microHelix from liability under the Amended Note (defined below), including all amendments and modifications thereto, and assumption by the purchaser or by Moore of all loans, debts and payables of microHelix.

(ii)	All Series C Preferred Stock of microHelix (which is currently held by MH Financial) is converted into shares of Common Stock of microHelix before or concurrently with the closing of the Sale.

(iii)
microHelix's Board of Directors retains the fiduciary right to obtain a better offer for the purchase of microHelix and/or its assets (an "Alternative Sale"), provided that no Event of Default (as defined in the Amended Note) has occurred and is continuing, and, subject to MH Financial's right to close the Sale as set forth in (iv) below, all principal, interest and other amounts due under the Amended Note are paid in full before the closing of the Sale and contemporaneously with the closing of the Alternative Sale.

(iv)
MH Financial or its assigns may close the Sale at any time following approval of the Sale by microHelix's shareholders. Following such approval, MH Financial may give microHelix notice of its intent to close the Sale. If microHelix has not closed an Alternative Sale within 10 days following MH Financial's notice, microHelix and MH Financial shall proceed to close the Sale within 20 days following MH Financial's notice or such longer period as is mutually agreed.

Cash Equivalents — For the purpose of the statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any debt or obligations. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable — The Company extends credit to its customers based on an assessment of a customer's financial circumstances, generally without requiring collateral. No significant customers have experienced financial difficulties in the past, although future financial difficulties of customers could have a material adverse effect on the Company's business. A reserve for bad debts has been provided and on a regular basis individual accounts that are past due are reviewed. If an account is determined to be uncollectible the amount is charged to the bad debt reserve. These write-offs have been insignificant and have been adequately covered by the bad debt reserve. Four of the Company’s customers accounted for 74% of the Company’s total accounts receivable at December 31, 2006.

Inventories are stated at the lower of cost (first-in, first-out) or market. The manufactured inventory is valued using the standard cost method. The inventory reserves for slow moving and obsolete parts are adjusted on the basis of reviewing quantities on hand, quantities on order, and sales projections by customers, and actual versus projected sales volume.

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

The Company evaluates long-lived assets whenever events or changes in business circumstances or planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of assets are impaired based on comparison to either discounted expected future cash flows (in the case of goodwill and intangible assets) or to the undiscounted expected future cash flows (for all other long-lived assets). If the comparison indicates that impairment exists, the impaired asset is written down to its fair value. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected discounted and undiscounted cash flows.

Revenue Recognition — The Company recognizes revenues from commercial sales of cable assemblies and related supplies when title passes (which is upon shipment); persuasive evidence of an agreement exists, the price is fixed or determinable, and collectability is probable. Commercial sales are made F.O.B. point of shipment. Returns are limited to nonconforming products. The Company expenses shipping and handling costs as incurred, which are included in operating expense. Shipping costs recovered from customers, if any, are included in net sales.

Goodwill and Other Intangible Assets — Goodwill represents the excess of the purchase price over the estimated fair value of the net identified tangible and intangible assets of the acquired business. Goodwill must be tested for impairment at least on an annual basis, or if an event occurs or circumstances change prior to the annual test of impairment, then the carrying value of goodwill must be tested on an interim basis. The Company had determined that the required annual impairment analysis would be performed on the anniversary date of the acquisition of Moore.

As a result of the Moore purchase, the Company acquired identifiable defined life intangible assets such as customer contacts and lists and manufacturing process technology. The customer lists and contacts are amortized on a straight-line basis over a three-year period and the manufacturing process technology is amortized over a five-year period on a straight-line basis. The Company will continue to amortize these identifiable intangible assets over these lives unless an event occurs or circumstances change that indicate that the carrying value of these assets may not be recoverable.

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

Stock-Based Compensation — As of December 31, 2005, the Company terminated all of the equity compensation plans. In October 2005 the Company agreed to repurchase from the existing option holders options exercisable for up to a total of 14,262 shares of the Company's Common Stock in exchange for the issuance of a total of 12,851 shares of Common Stock and payment of a total of $423 in cash. Such transactions were completed by February 28, 2006. No additional expense was recognized as the fair value at the date on cancellation and repurchase was not in excess of the original compensation recognized.

The Board of Directors determined in 2005 that the cost of maintaining the Company's equity compensation plans outweighed the perceived benefits received from the employees under those plans. The Company expects that for the foreseeable future any equity compensation grants to the employees and directors will be in the form of grants of shares of Common Stock. Such grants may be restricted or unrestricted.

No options were granted in 2005 or 2006.

Since the Company had no options outstanding at December 31, 2005, there was no effect when the Company adopted SFAS No. 123(R), “Share Based Payment” in 2006.

Fair Value of Financial Instruments — The carrying value of the Company's accounts receivable, accounts payable, other accrued liabilities, and line of credit approximate their estimated fair values due to the relatively short maturities of those instruments. Due to the complex terms associated with the long term debt, the Company has determined that it is no practical to assign a fair value to the long term debt.

Comprehensive Loss — The Company has no components of Other Comprehensive Income (Loss) and, accordingly, no Statement of Comprehensive Income (Loss) has been included in the accompanying consolidated financial statements.

Net Loss per Share — The Company uses SFAS No. 128, "Earnings per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006, the outstanding number of potentially dilutive common shares totaled 9,919,125 shares of Common Stock, consisting of Series C Preferred Stock convertible into 2,790,700 shares of Common Stock, note payable to MH Financial convertible to 3,429,940 shares of Common Stock and warrants to purchase 3,698,485 shares of Common Stock. At December 31, 2005, the outstanding number of potentially dilutive common shares totaled 12,621,289 shares of Common Stock, consisting of Series B Preferred Stock convertible into 11,000,000 shares of Common Stock, Class B warrants to purchase 926,833 shares of Common Stock, and other warrants to purchase 694,456 shares of Common Stock. In periods when the Company has net losses, their effect is anti-dilutive and has not been included in the diluted weighted average earnings per share as shown on the Consolidated Statements of Operations.

Operating Segments and Reporting Units — Based on the Company's integration and management strategies; it operates in a single business segment and reporting unit. For the years ended December 31, 2006 and 2005, substantially all revenues have been derived from domestic operations.

Recent Accounting Pronouncements

In February of 2006 the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial assets and Extinguishments of Liabilities-a replacement for FASB Statement No. 125." SFAS 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management is currently evaluating the impact SFAS No. 155 will have on the consolidated financial statements, if any.

In June 2006, the FASB issued FASB Interpretation Number 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company is required to adopt FIN 48 at the beginning of fiscal year 2007. The Company is currently evaluating the impact that FIN 48 will have on its consolidated financial statements, if any.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt SFAS No. 157 effective at the beginning of fiscal year 2008. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements, if any.

In September 2006, the Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach, and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe SAB No. 108 will have a material effect on its consolidated results of operations, financial position, or cash flows.

In February, 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 157 permits entities to choose to measure many financial instruments and certain other items at fair value .SFAS 159 is expected to expand the use of fair value measurement and to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is required to adopt SFAS No. 159 effective at the beginning of fiscal year 2008. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements, if any.

2. Inventories

A summary is as follows:

Finished goods	$401,564
Work in Process	208,633
Raw materials	1,394,682
Total inventories	2,004,879
Less: Reserves	(404,476)
Inventories, net	$1,600,403

3. Property and Equipment

A summary is as follows:

Machinery and equipment	$1,385,461
Leasehold improvements	84,028
Office furniture and equipment	101,687
Automobiles	27,228
Software	610,766
2,209,170
Accumulated depreciation and amortization	(1,304,939)
Property and equipment — net	$904,231

4. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net identified tangible and intangible assets of the acquired business. Goodwill must be tested for impairment at least on an annual basis, or if an event occurs or circumstances change prior to the annual test of impairment, then the carrying value of goodwill must be tested on an interim basis. The Company had determined that the required annual impairment analysis would be performed on the anniversary date of the acquisition of Moore. Based on the decision to dispose of Moore, the goodwill also was tested for impairment at December 31, 2006. As a result of this interim impairment analysis, an impairment of $887,853 was recorded at December 31, 2006. The impairment was determined by comparing the estimated fair value of the Company’s assets (excluding goodwill-$4,844,771) to the estimated fair value of the Company’s liabilities (excluding the deferred tax liability-$5,577,146) to calculate the excess of the fair value of the liabilities over the value of the assets sold-$732,365. The $732,365 was then compared to the carrying value of the goodwill ($1,620,218) and the difference ($887,853) is the calculated goodwill impairment. For the purposes of this calculation, management considered all of the Company’s assets and liabilities as part of one reporting unit.

As a result of the Moore purchase, the Company acquired identifiable defined life intangible assets such as customer contacts and lists and manufacturing process technology. The customer lists and contacts are amortized on a straight-line basis over a three-year period and the manufacturing process technology is amortized over a five-year period on a straight-line basis. The Company will continue to amortize these identifiable intangible assets over these lives unless an event occurs or circumstances change that indicate that the carrying value of these assets may not be recoverable. The following table reflects the cost of other identifiable intangible assets and the accumulated amortization related to these respective assets as of December 31, 2006:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists and contacts	$522,466	$304,779	$217,687
Manufacturing process technology	203,738	71,313	132,425
Total other intangible assets	$726,204	$376,092	$350,112

For the years ending December 31, 2006 and 2005, the Company recorded $214,914 and $161,178 as amortization expense on intangible assets. The Company expects to record annual amortization expense of approximately $215,000 in 2007, $84,000 in 2008, $41,000 in 2009 and $10,000 in 2010 related to the other identifiable intangible assets purchased in the Moore acquisition.

5.	Line of Credit

In April 2005, the Company amended its revolving line of credit with an asset-based lender. The line of credit is fully secured by accounts receivable and inventory. The line of credit bears interest at the prime rate plus 5.00% (13.25% at December 31, 2006) per annum and allows the Company to borrow up to $2,000,000. At December 31, 2006, $1,711,528 was outstanding on the line of credit. As of December 31, 2006, the Company was in compliance with the terms of the line of credit. The line of credit expired on April 7, 2007, however there is an auto-renewal clause within the loan agreement that allows for renewal. Management is in the process of formalizing and completing the renewal.

On December 13, 2006 the Company entered into a separate Purchase Order Financing Agreement with the same asset-based lender noted above in the amount of $195,000. The Purchase Order Financing Agreement bears interest at the prime rate plus 5.00% (13.25% at December 31, 2006) per annum. Proceeds were used to purchase materials to complete a Purchase Order from a customer. Upon shipment of the goods to the customer, the Purchase Order Financing Agreement is to be repaid from advances under the line of credit. As of December 31, 2006, the balance outstanding under this Agreement was $155,813. This Agreement was paid in full on January 26, 2007.

On December 26, 2006 the Company entered into a separate Purchase Order Financing Agreement with the same asset-based lender noted above in the amount of $30,000. The Purchase Order Financing Agreement bears interest at the prime rate plus 5.00% (13.25% at December 31, 2006) per annum. Proceeds were used to purchase materials to complete a Purchase Order from a customer. Upon shipment of the goods to the customer, the Purchase Order Financing Agreement is to be repaid from advances under the line of credit. As of December 31, 2006, the balance outstanding under this Agreement was $30,091. This Agreement was paid in full on January 5, 2007.

All amounts outstanding under this line of credit and Purchase Order Financing Agreements are included in the line of credit on the consolidated balance sheet at December 31, 2006.

6. Notes Payable

A summary is as follows:

VenCore Solutions, LLC	$245,451
MH Financial Associates, LLC	1,006,086
EPICOR Software Corporation	63,137
Other	20,813
Total Notes Payable	$1,335,487
Debt discounts (see Note 8)
Warrants issued with VenCore note	$(25,538)
Warrants Issued with MH Financial note	(126,614)
Beneficial conversion feature on MH Financial note	(34,135)
(186,287)
Notes Payable, net	1,149,200
Less Current maturities	(347,938)
$801,262

On April 8, 2005, the Company borrowed $250,000 from CTK Capital Corporation at an annual interest rate of 15%. The loan proceeds were used to complete the Moore acquisition. Three $50,000 principal payments were made on April 18, April 25 and May 3, 2005 along with accrued interest. The balance of the note was converted into 100,000 newly issued shares of Series B Preferred Stock at $1.00 per share on October 28, 2005. Accrued interest totaling $8,501 was paid in cash to CTK Capital Corporation on October 28, 2005. CTK Capital Corporation is a Nevada corporation controlled by James M. Williams, Chairman of the Board and one of our directors.

On April 8, 2005, the Company issued a promissory note in the amount of $1,250,000 to Marti D. Lundy as part of the Moore acquisition. MH Financial Associates, LLC ("MH Financial") assumed the note from Ms. Lundy on October 19, 2006. On that date, the principal amount outstanding was $1,119,355. The face amount of the new note to MH Financial amounted to $1,028,982, resulting in a gain on debt settlement of $90,373. (See Note 14).

On June 22, 2006, the Company issued a promissory note to VenCore Solutions, LLC ("VenCore") in the principal amount of $350,000. Pursuant to the note the Company is to pay VenCore $14,175 per month including interest, payable in 30 consecutive monthly installments, beginning on July 15, 2006, with subsequent payments due on the same day of each month thereafter. A final payment of $35,000 is due on January 15, 2009. The note is secured by substantially all of the Company’s property and equipment.

On August 16, 2006, the Company issued a promissory note to EPICOR Software Corporation in the amount of $106,471 for goods and services purchased by us. The Company agreed to make monthly payments of principal and interest (at 8%) in the amount of $9,262 through the maturity date of June 15, 2007. As of December 31, 2006, the balance outstanding under this note was $63,137.

MH Financial’s assumption of Ms. Lundy’s note occurred on October 19, 2006. The revised terms require the Company to make monthly payments of $20,000 (including interest at 10% until July 19, 2007 and 14% thereafter). All principal and unpaid interest is due at maturity on July 19, 2008. The note is secured by substantially all of the Company’s assets. As of December 31, 2006 the note was convertible into 3,429,940 share of Common Stock based on a stated conversion rate of $0.30. After giving value to warrants issued in conjunction with this note (see Note 8), the effective conversion rate was less than the market price of the common stock at the commitment date. The resulting beneficial conversion feature has been valued at $37,729. The conversion feature of the note was deleted in March 2007. (see Note 14)

The future maturities on the above notes payable are as follows:

2007	$347,938
2008	987,053
2009	495
Total	$1,335,486

7.  Income Taxes

Deferred income taxes, reflecting the net tax effects of temporary differences between the carrying amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, are based on tax laws currently enacted.

The components of deferred tax liability are as follows:

	For the year ended December 31,
	2005	2006
Federal net operating loss carry forwards	$5,711,000	$5,940.000
State net operating loss carry forwards	1,110,000	1,155,000
Basis difference in property and equipment upon acquisition of Moore Electronics	(481,620)	(298,145)
Inventory Reserves	95,000	164,000
Other	(18,000)	81,000
Deferred tax liability	6,416,380	7,041,855
Valuation allowance	(6,898,000)	(7,340,000)
Net deferred tax liability	$(481,620)	$(298,145)

As of December 31, 2006 the Company had federal and state net operating loss carry forwards of $17,472,000 and $17,340,000, respectively, expiring during the years 2013 through 2026.

A benefit for income taxes of $183,475 has been recorded due to the Company’s amortization of its deferred tax liability related to the acquisition of Moore and in accordance with FASB 109. The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate was as follows:

	For the year ended December 31,
	2005	2006
Amount computed using statutory rate (34%)	$(349,700)	$(740,000)
Change in Valuation Allowance	491,153	442,000
Goodwill Impairment (permanent difference)	—	302,000
Other Permanent Differences	(72,453)	141,000
Amortization of Deferred Tax Liability	(133,558)	(183,475)
State Income Taxes	(69,000)	(145,000)
Provision (benefit) for Income Taxes	$(133,530)	$(183,475)

SFAS No. 109, Accounting for Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carry forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry forward period. Because of the Company’s current operating losses, management has provided a 100% valuation allowance for its net deferred tax assets.

8. Shareholders’ Deficit

Preferred Stock — The Company is authorized to issue 750,000 shares of preferred stock, 279,070 of which are designated Series C Preferred Stock, 279,070 of which are issued and outstanding.

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

On August 17, 2006, the holders of the Series B Preferred Stock, voting as a separate class at the 2006 Annual Meeting of shareholders, voted to authorize conversion of their shares of Series B Preferred Stock, as well as accrued dividends on Series B Preferred Stock, into shares of the Common Stock. The Company’s Amended and Restated Articles of Incorporation (“Articles”) provided that holders of two-thirds of the outstanding shares of Series B Preferred Stock could authorize the conversion of all the outstanding shares of Series B Preferred Stock into Common Stock at any time after the issuance of the Series B Preferred Stock. Upon approval, the Articles further provided that each share of Series B Preferred Stock would be automatically converted into shares of Common Stock at the conversion rate in effect on the date approved by the Series B Preferred Stock holders. The conversion rate in effect on August 17, 2006 provided that each share of Series B Preferred Stock would be converted into four shares of Common Stock, resulting in 11,000,000 shares of Common Stock issued on conversion. No shares of Series B Preferred Stock are outstanding or authorized to be issued as of the date of this report.

Effective October 19, 2006, microHelix entered into several agreements under which it issued shares of its newly authorized Series C Preferred Stock, no par value ("Series C Preferred Stock"), and issued warrants to purchase shares of its Common Stock, no par value ("Common Stock). The agreements entered into were:

•
Series C Preferred Stock Purchase Agreement under which MH Financial purchased 139,535 shares of Series C Preferred Stock for $2.15 per share, or a total of $300,000. Transactions fees of $33,500 have been allocated to this issuance of preferred stock, resulting in net proceeds recorded of $266,500. Each share of Series C Preferred Stock is initially convertible into 10 shares of Common Stock. If the Series C Preferred Stock were converted using the initial conversion ratio, microHelix would issue 1,395,350 shares of Common Stock. James M. Williams, Chairman of the Board and a director of microHelix, is an investor in MH Financial. MH Financial is an affiliate of Aequitas Capital Management, Inc., which serves as microHelix's financial advisor.

•	Warrant issued to MH Financial to purchase 1,046,513 shares of Common Stock at an initial exercise price of $0.30 per share. The warrant expires on October 18, 2011.

•
Registration Rights Agreement under which microHelix granted MH Financial certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock, upon conversion of the Restated Note (defined below) and upon exercise of the warrants issued and issuable to MH Financial in connection with the transactions described herein.

Effective November 2, 2006, microHelix entered into two agreements under which it issued shares of its newly authorized Series C Preferred Stock and issued warrants to purchase shares of its Common Stock. The agreements entered into were:

•
Series C Preferred Stock Purchase Agreement under which MH Financial purchased 139,535 shares of Series C Preferred Stock for $2.15 per share, or a total of $300,000. Transactions fees of $33,500 have been allocated to this issuance of preferred stock, resulting in net proceeds recorded of $266,500. Each share of Series C Preferred Stock is initially convertible into 10 shares of Common Stock. If the Series C Preferred Stock were converted at the initial conversion ratio, microHelix would issue 1,395,350, shares of Common Stock. James M. Williams, Chairman of the Board and a director of microHelix, is an investor in MH Financial. MH Financial is an affiliate of Aequitas Capital Management, Inc., which serves as microHelix's financial advisor.

•	Warrant (the "Series C Warrant") issued to MH Financial to purchase 1,046,512 shares of Common Stock at an initial exercise price of $0.30 per share. The Series C Warrant expires on November 1, 2011.

The 2,093,025 of warrants noted above were valued using the Black-Scholes valuation model. Based on the relative fair values of the preferred stock and the warrants, the value assigned to the warrants was $226,101. After giving value to these warrants, the effective conversion rate of the preferred stock was less than the market price of the common stock at the commitment date. The resulting beneficial conversion feature was valued at $446,590. Since the combined value assigned to the warrants and beneficial conversion feature exceeded the net proceeds on the preferred stock ($533,000), the amount recorded as a discount to the preferred stock was limited to the net proceeds. Since the preferred stock was immediately convertible, the recorded discount was then written off against preferred dividends. The warrant value was calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	10
Expected volatility	117%
Risk-free interest rate	4.65%
Expected dividend	—

In all of the above cases, shares of Series B Preferred Stock and Series C Preferred Stock were issued in reliance on Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and the Company obtained representations from the investors as to their status as “accredited investors” as that term is defined in Regulation D.

Stock Option Plan — The Company’s 2002 Non Qualified Stock Option Plan (the “2002 Plan”) was adopted by the Board of Directors in October 2002. The 2002 Plan provided for the issuance of options to purchase up to 20,000 shares of common stock to its employees and consultants. Options were granted under various vesting arrangements, up to a maximum of four years and expired after a maximum of ten years, and were subject to a stock transfer restriction agreement to be entered into upon exercise.

Stock Incentive Plans — The Company’s 2001 Stock Incentive Plan (the “2001 Plan”) was adopted by the Board of Directors in July 2001 and approved by the shareholders in August 2001. The 2001 Plan provided for the issuance of options to purchase up to 200,000 shares of common stock. Options were granted under various vesting arrangements, up to a maximum of five years and expired after a maximum of ten years and were subject to a stock transfer restriction agreement to be entered into upon exercise.

The Company had a 1998 Stock Incentive Plan (the “1998 Plan”), under which options to purchase shares of common stock were granted to its employees and service providers. Options were granted under various vesting arrangements, up to a maximum of five years and expired after a maximum of ten years and were subject to a stock transfer restriction agreement to be entered into upon exercise. In 2002, the Board of Directors voted to discontinue further grants of options under this plan.

As of December 31, 2005, the Company had terminated the 2002 Plan, the 2001 Plan and 1998 Plan. In October 2005, the Company agreed to repurchase from its existing option holders options exercisable for up to a total of 14,262 shares of Common Stock in exchange for the Company’s issuance of a total of 12,851 shares of Common Stock and payment of a total of $423 in cash. Such transactions were completed by February 28, 2006. There was no activity under the 1998, 2001 and 2002 Plans after February 28, 2006.

Other Stock Warrants — In connection with bridge loans issued in June 2001, the Company granted warrants to purchase 52,000 units, with each unit consisting of a share of common stock and a Class B warrant, at a price of $16.20 per unit. The warrants expired on November 16, 2005.

In connection with a credit facility agreement entered into in January 2001, the Company granted 1,472 common stock warrants at an exercise price of $27.18 per share. The warrants expire in January 2008.

The Company had Class B warrants (OTCBB: MHLXZ) outstanding that were exercisable to purchase 926,833 shares of Common Stock at a price of $21.60 per share. The Class B warrants were issued as part of units in the Company’s initial public offering on November 16, 2001 and expired on November 16, 2006.

The Company issued warrants on April 8, 2005 to its financial advisor and its affiliates to purchase a total of 478,000 shares of Common Stock for services rendered in connection with the Series B Preferred Stock offering. Such warrants can be exercised through April 7, 2015 for a price of $0.25 per share.

On June 22, 2006, the Company issued warrants to VenCore Solutions, LLC to purchase 72,917 shares of Common Stock with an exercise price of $0.48 per share. The warrants were issued in connection with a Loan and Security Agreement and a corresponding promissory note issued to VenCore in the amount of $350,000 (See Note 6). The warrants expire on June 22, 2016. Based on the Black-Sholes valuation model, the warrants were valued at $31,923 with the following assumptions:

Expected life (in years)	10
Expected volatility	100%
Risk-free interest rate	5.00%
Expected dividend	—

In conjunction with the note payable to MH Financial a total of 738,087 warrants are issuable over the term of the loan, based on the outstanding principal balance each quarter. At the commitment date, management determined that the value of the warrants should be recorded immediately as it was probable that the note would be carried to its term and therefore, it was considered probable that all of the warrants would be earned. The 738,087 of warrants noted above were valued using the Black-Scholes valuation model. Based on the relative fair values of the notes payable and the warrants, the value assigned to the warrants was $139,942. The warrant value was calculated using the Black Scholes option pricing model with the following assumptions:

Expected life (in years)	10
Expected volatility	117%
Risk-free interest rate	4.65%
Expected dividend	—

On August 17, 2006,the Company issued a warrant to purchase 100,000 shares of Common Stock to Aequitas Capital Management, Inc. for their engagement in services rendered in obtaining additional financing. The value of these warrants was, as per a Black-Scholes valuation, not material.

Common Stock — The Company issued on April 8, 2005 a total of 123,033 shares of Common Stock to six of its employees and directors. These shares were unrestricted and were made for services related to the successful completion of the merger. The Company issued on September 19, 2005 a total of 33,500 shares of Common Stock to employees and a director. These shares were unrestricted.

On August 17, 2006, the Board of Directors declared and paid, in shares of the Company’s Common Stock, the dividends accrued on the shares of Series B Preferred Stock. The holders of the Series B Preferred Stock were entitled to an annual dividend of $0.15 per share, payable in arrears either in cash or Common Stock when and as if declared by the Board of Directors. The dividend had been accrued and was paid in shares of Common Stock depending on the number of days each share of Series B Preferred Stock had been outstanding. For purposes of determining the amount of the dividend in shares of the Common Stock, the Amended and Restated Articles of Incorporation (the “Articles”) provided that the value of a share of Common Stock would be equal to the average closing price of the Company’s Common Stock as reported by Nasdaq for the ten trading days immediately prior to August 17, 2006. That value was $0.435 per share. A total of 1,188,086 shares of common stock were issued.

During 2006 the Company issued 167,899 shares of common stock to various members of the Board of Directors and to employees for services rendered valued at $73,750.

9.	Related-Party Transactions

There are no transactions with the affiliates or related parties that impact sales. The significant transactions are summarized below.

On April 8, 2005, the Company borrowed $250,000 from CTK Capital Corporation at an annual interest rate of 15%. The loan proceeds were used to complete the Moore acquisition. Three $50,000 principal payments were made on April 18, April 25 and May 3, 2005 along with accrued interest. The balance of the note was converted into 100,000 newly issued shares of Series B Preferred Stock at $1.00 per share on October 28, 2005. Accrued interest totaling $8,501 was paid in cash to CTK Capital Corporation on October 28, 2005. CTK Capital Corporation is a Nevada corporation controlled by James M. Williams, one of the Company’s directors.

On April 8, 2005, the Company issued a promissory note in the amount of $1,250,000 as part of the Moore acquisition, Marti D. Lundy was a co-owner of Moore Electronics, Inc. and, following the acquisition of Moore Electronics, Inc. on April 8, 2005, Ms. Lundy was appointed to the position of Vice President and General Manager of Moore Electronics. MH Financial assumed the note from Ms. Lundy on October 19, 2006. On December 31, 2006, Ms. Lundy retired from the Company. On October 19, 2006, the principal amount outstanding was $1,119,355 (see Note 6). James M. Williams, Chairman of the Board and a director of microHelix, is an investor in MH Financial. MH Financial is an affiliate of Aequitas Capital Management, Inc., which serves as microHelix’s financial advisor. Interest expense on the note to Ms. Lundy amounted to $68,293 and $99,822 for the years ended December 31, 2006 and 2005 respectively. Interest expense on the note to MH Financial amounted to $46,820 for the year ended December 31, 2006.

On December 28, 2006, microHelix issued a note to James M. Williams in the principal amount of $150,000, together with interest on the unpaid principal at the rate of 15% per annum. microHelix will use the proceeds from the Note for working capital. Beginning on February 1, 2007, microHelix will pay Mr. Williams six monthly principal payments of $25,000, together with accrued and unpaid interest. All amounts owing under the note held by Mr. Williams were paid on March 12, 2007 in connection with MH Financial's additional loan to the Company. (See Note 14 - Subsequent Events).

On December 31, 2006 there was $8,232 of Accounts Payable to related parties. These payables were for travel expense reports that had not been reimbursed to employees at December 31, 2006.

10. Commitments and Contingencies

Operating Leases — The Company leases certain office space and equipment. The operating leases expire at various dates through August 2009. The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year without regards to renewal options as of December 31, 2006.

Year Ending December 31,
2007	$309,390
2008	194,400
2009	53,201
Net operating lease commitments	$556,991

 For the years ended December 31, 2006 and 2005, the Company incurred rent expense of $348,717 and $341,620, respectively. The Company subleased all of the Portland facility to ANS from April 21, 2005 through the termination of the lease on November 30, 2005. During 2005 the Company received $71,068 from ANS as payments under the sublease agreement.

Litigation — From time to time, the Company is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. As of December 31, 2006, the Company is not aware of any legal proceedings or claims against the Company.

11. Major Customers

In 2005, sales to three customers accounted for 61% of the Company's sales. In 2006, sales to four customers represented 72% of the Company's sales from continuing operations. No other customer in 2005 or 2006 accounted for more than 10% of sales from continuing operations.

On January 16, 2007, one of the Company’s major customers informed the Company that one of its divisions had temporarily suspended shipments of products manufactured at its production facility to customers in the United States. According to the customer, the decision to suspend U.S. product shipment was made to address quality system issues in its production facility that was identified by the customer and the U.S. Food and Drug Administration See Note 14 Subsequent Events).

12. Retirement Plan

The Company offers a 401(k) employee savings plan with eligibility requirements of three months of service. There are no required employer contributions and no Company contributions were made to the plan during the years ended December 31, 2005 and 2006.

13. Business Combination

On April 8, 2005, the Company entered into a merger agreement and acquired 100% of the outstanding stock of Moore from two shareholders. On April 4, 2005, the Company incorporated microHelix Acquisition Corp., an Oregon corporation, as a 100% owned subsidiary of the Company. microHelix Acquisition Corp. was merged with Moore, with Moore being the surviving corporation and becoming a wholly owned subsidiary of the Company.

Moore, headquartered in Tualatin, Oregon, was founded in 1978 and is an independent manufacturer of customized cable assemblies, sub-assemblies, wire harnesses and electro-mechanical assemblies. Moore serves major medical equipment manufacturers and commercial equipment manufacturers. Moore is operated as a wholly owned subsidiary of microHelix.

The Company paid $3,000,000 for the 2,000 shares of common stock of Moore, which consisted of $1,500,000 in cash, $1,250,000 in the form of a promissory note and 250,000 shares of microHelix Series B Preferred Stock valued at $250,000. In addition, the Company refinanced $413,000 of bank debt owed by Moore. In order to finance the acquisition of Moore, the Company sold 2.0 million shares of Series B Preferred Stock at $1.00 per share in a private placement. Each share of Series B Preferred Stock was converted into four shares of Common Stock on August 17, 2006 by a vote of the holders of the Series B Preferred Stock. The Company also borrowed $250,000 from CTK Capital Corporation at an annual interest rate of 15%. The loan proceeds were used to complete the Moore acquisition.

The fair value of assets acquired and liabilities assumed was recorded in the Company's balance sheet as of April 8, 2005, the effective date of the acquisition, and the results of operations of Moore have been included in the Company's consolidated results of operations for the period from April 8, 2005 through December 31, 2006.

14. Subsequent Events.

As described in Note 11, on January 16, 2007, one of the Company’s major customers suspended certain shipments to its customers. The result of this action was the inability of the Company to meet its current obligations to vendors under its present financing.

On March 12, 2007, the Company obtained an additional loan from MH Financial of $750,000. The original note to MH Financial (the “Original Note”) (see Note 6) was amended (the "Amended Note") to reflect a revised principal amount of $1,778,964, which bears interest at a rate of 12% per annum ("Current Interest"). Additional interest accrues on the Amended Note at a rate of 8% per annum, which is compounded quarterly and is payable at maturity ("Deferred Interest"). The Company will make separate payments with respect to $1,006,086 of the principal under the Original Note ("Loan 1") and with respect to $750,000 of the principal added in the Amended Note ("Loan 2"). Beginning April 19, 2007 and on the same day of each subsequent month, microHelix will pay $20,000 per month to be applied to Current Interest and principal on Loan 1 and will pay $7,500 per month of Current Interest on Loan 2. On September 30, 2007, the Company will make an additional payment of accrued Current Interest through that date with regard to Loan 2. Beginning on October 31, 2007, and on the last day of each subsequent month through and including May 31, 2008, the Company will pay $87,555 per month to be applied against the Current Interest and principal balance of Loan 2. All amounts outstanding under the Amended Note, including the Deferred Interest, are due and payable on June 30, 2008.

The Amended Note continues to be secured by a lien against substantially all of the assets of microHelix and Moore, including all of the outstanding common stock of Moore. MH Financial may accelerate all amounts due under the Amended Note in the event of default. In addition, all amounts outstanding under the Note are due and payable upon the sale of all or substantially all of the Company’s assets to anyone other than MH Financial, or upon the transfer of ownership of more than 50% of our stock.

The Company used $153,698 of the proceeds from Loan 2 of the Amended Note to pay in full a promissory note previously issued to James M. Williams, one of our directors. The remaining proceeds were used to make payments to certain vendors and to fund operating costs. The Amended Note replaces and supersedes the Original Note. In connection with Loan 2, microHelix issued a warrant (the "Note Warrant") to MH Financial to purchase 10,000,000 shares of Common Stock at an initial exercise price of $0.001 per share. The Note Warrant expires on March 12, 2010. In connection with the Amended Note, the right to convert the Original Note into shares of our Common Stock was deleted.

As additional consideration to MH Financial for extending additional credit to the Company in connection with the Amended Note, the Board of Directors approved (subject to approval by our shareholders) the sale (the "Sale") to MH Financial or its assigns all of the assets of the microCoax and Moore Electronics divisions, which comprise substantially all of the Company’s operating assets, and all issued and outstanding shares of Moore. The closing date for the sale would be not later than September 30, 2007. The Sale is subject to the following terms and conditions:

(a)
The purchase price for the Sale would consist of the release of the Company from liability under the Amended Note, including all amendments and modifications thereto, and assumption by the purchaser or by Moore of all of the Company’s loans, debts and payables.

(b)	All of the Company’s outstanding Series C Preferred Stock (which is currently held by MH Financial) is converted into shares of Common Stock before or concurrently with the closing of the Sale.

(c)
The Board of Directors retains the fiduciary right to obtain a better offer for the purchase of the Company and/or the Company’s assets (an "Alternative Sale"), provided that no Event of Default (as defined in the Amended Note) has occurred and is continuing, and, subject to MH Financial's right to close the Sale as set forth in (d) below, all principal, interest and other amounts due under the Amended Note are paid in full before the closing of the Sale and contemporaneously with the closing of the Alternative Sale.

(d)
MH Financial or its assigns may close the Sale at any time following approval of the Sale by the Company’s shareholders. Following such approval, MH Financial may give the Company notice of its intent to close the Sale. If the Company has not closed an Alternative Sale within 10 days following MH Financial's notice, the Company and MH Financial shall proceed to close the Sale within 20 days following MH Financial's notice or such longer period as is mutually agreed.

The Company has agreed to use commercially reasonable efforts to obtain shareholder approval at the 2007 annual meeting for the Sale and an increase of the Company’s authorized capital stock to 100 million shares of Common Stock and 10 million shares of Preferred Stock. Exercise of the warrants issued to MH Financial in connection with the Amended Note and the Forbearance Agreement (defined below) requires such an increase in authorized capital, and their exercise is conditioned upon such increase in authorized capital. Shareholders holding approximately 52.7% of the Company’s voting capital stock have executed and delivered to MH Financial a voting agreement under which they have agreed to vote in favor of the Sale (subject to the Board of Director's fiduciary right to accept an Alternative Sale) and to approve the increase in authorized capital stock. The Company anticipates that a proxy statement will be mailed to shareholders during the fourth week of May 2007 and the annual meeting will be held on or about July 16, 2007.

On March 12, 2007 the Company was in default under the Original Loan. On that date, the Company and MH Financial entered into a Forbearance and Waiver Agreement (the "Forbearance Agreement") under which MH Financial agreed to forbear with respect to such defaults and agreed to waive certain obligations to register shares of Common Stock owned by MH Financial pursuant to the Registration Rights Agreement dated October 19, 2006 between the Company and MH Financial. As consideration for the Forbearance Agreement, the Company issued a warrant to MH Financial (the "Forbearance Warrant") to purchase 2,900,000 shares of Common Stock at an exercise price of $0.001 per share. The Forbearance Warrant expires on March 11, 2010. As additional consideration for the Forbearance Agreement, the Company also agreed to reduce the exercise price to $0.001 per share for warrants issued to MH Financial pursuant to the Original Note for a total of 2,296,532 shares of Common Stock. The Company also agreed to issue future warrants under the Amended Note with an exercise price of $0.001 per share. After giving effect to the additional warrants issued in connection with the Amended Note and the Forbearance Agreement, MH Financial is the beneficial holder of approximately 55% of the Company’s voting capital stock.

On March 12, 2007, the Company issued warrants to purchase a total of 12,900,000 shares of Common Stock to MH Financial. The warrants were issued in connection with MH Financial’s additional $750,000 loan to the Company. The warrants have an exercise price of $0.001 per share, and expire on March 11, 2010.

On March 12, 2007, the Company issued a warrant to purchase 1,000,000 shares of Common Stock with an exercise price of $0.001 per share to Steve Ashton in connection with this appointment as President and Chief Executive Officer of microHelix and of Moore.

On April 1, 2007 the Company issued a warrant to purchase 96,896 shares of the Company’s Common Stock with an exercise price of $0.001 per share to MH Financial pursuant to the terms of the Amended Note.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On September 21, 2006, the Company dismissed Stonefield Josephson, Inc. ("Stonefield") as its independent registered accounting firm. Stonefield’s reports on the Company’s financial statements for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern. The decision to change accountants was approved by the Company’s Audit Committee. The decision to change accountants was not the result of any disagreements between Stonefield and us on matters of accounting principles or practices, financial statement disclosure or audit scope or procedures. On September 25, 2006, the Company approved the engagement of Peterson Sullivan PLLC to serve as the Company's independent registered accountants for the year ended December 31, 2006.

Item 8A. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that as of the evaluation date the Company's disclosure controls and procedures are designed to and are effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required. The Company's Chief Executive Officer and Chief Financial Officer also concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting during 2006 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

Stonefield advised the Company in connection with its audit for the year ended December 31, 2005 that the Management Operating System (“MOS”) software, which served as Moore’s operational and financial reporting system, was antiquated and did not provide the necessary information in a timely manner. The Company also recognized the MOS related weakness and determined it to be ineffective, creating more work while becoming progressively less reliable. After an extensive evaluation of various Enterprise Resource Planning systems (“ERP”), the company began implementation of its new ERP system (Vantage 8) and the Company successfully completed the conversion April 1, 2006.

Item 8B. Other Information

None.
Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Act.

The following table sets forth the names of the directors and key employees of the Company. Also set forth is certain information with respect to each such person's age at April 13, 2007, principal occupation or employment during at least the past five years, the periods during which he or she has served as a director of microHelix and positions currently held with microHelix.

Name	Age	Position
James M. Williams	63	Chairman of the Board
William C. McCormick	72	Director
Steven G. Ashton	62	President, Chief Executive Officer and Assistant Secretary of microHelix and of Moore, Director
James E. Horswill	58	Chief Financial Officer, Corporate Controller and Secretary of microHelix and of Moore

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

William C. McCormick is Chairman of the Board of Directors of Microfield, Inc., a company focused on energy related systems and products. He was Chairman and Chief Executive Officer of Precision Castparts Corp., a publicly traded aerospace company, from August 1994 to August 2002 and a member of the Board beginning in 1985. Prior to Precision Castparts, Mr. McCormick spent 32 years at General Electric in various businesses, including GE Aircraft Engines, Carboloy Systems, Distribution Equipment, and Industrial Electronics. Mr. McCormick is Chairman and interim CEO of Merix Corporation, a publicly traded manufacturer of high performance interconnect products. He serves on the boards of several other for profit and nonprofit companies. Mr. McCormick also serves on the Advisory Board of Aequitas Capital Management, Inc., a private equity firm ("Aequitas"). Aequitas serves as the exclusive financial adviser of microHelix and is the manager of MH Financial Associates, LLC, which owns certain subordinated debt of microHelix and all of microHelix's issued and outstanding Series C Preferred Stock. Mr. McCormick earned a B.S. Degree in mathematics from the University of Cincinnati.

Steven G. Ashton was appointed President and Chief Executive Officer of Moore in February 2007 and of the Company in March 2007. He has been an independent business coach to CEOs since 2001. From 2001 to 2005, he was a continuous improvement consultant to NRV Incorporated, a public company that manufactures travel trailer and motor coaches. Dr. Ashton was Vice President of Manufacturing at SMC Corporation from 1999 to 2000 and Chief Technology Officer of Ashton Photo Company from 1996 to 1998, where he was also President and CEO from 1976 to 1996. Dr. Ashton received his Ph.D. from the University of Oregon.

James E. Horswill was appointed Corporate Controller in July 2005, Chief Financial Officer in February 2007 and Secretary in April 2007. From 1998 through 2003, Mr. Horswill was the Accounting Manager of Komatsu Silicon America, Inc, where he also served as Controller from 2003 through July 2005. Mr. Horswill received his Bachelor of Science in Business Administration from Linfield College and his M.B.A. from George Fox University.

Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers.

Audit Committee

The members of the Audit Committee during 2006 were John L. Crary, Terrence Rixford and James M. Thornton (until January 2007). Mr. Crary is an independent director. Mr. Thornton was an independent director. Mr. Rixford was not an independent director since he was employed by the Company within the past three years. The Board of Directors appointed Mr. Rixford to the Audit Committee in recognition of his long-term experience with the Company and his expertise in accounting and financial matters. As reported on Form 8K, Mr. Rixford resigned from the Board of Directors in April 2007. The Board of Directors appointed William C. McCormick and James M. Williams to the Audit Committee in April 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who beneficially own more than 10% of the Common Stock to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10% of the Common Stock are required by the SEC's regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by the Company and on written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and 10% beneficial owners have been filed in a timely manner, except that (i) James M. Williams filed one late Form 4 in connection with stock granted as compensation for service on the Company's Board of Directors and as a result of the dividend paid on and the conversion of the Series B Preferred Stock on August 17, 2006; (ii) James M. Thornton, John R. Crary and Terrence A. Rixford, former directors, each filed one late Form 4 in connection with stock granted as compensation for service on the Company's Board of Directors and as a result of the dividend paid on and the conversion of the Series B Preferred Stock on August 17, 2006; (iii) James E. Horswill has not filed a Form 3 upon his appointment as an executive officer of microHelix; (iv) Yee Ling Hayden failed to file a Form 4 in connection with a change in ownership due to the dividend paid on and the conversion of the Series B Preferred Stock on August 17, 2006; and (v) MH Financial Associates, LLC filed late its Form 13D.

Code of Ethics

microHelix adopted a code of ethics on April 6, 2005 that applies to its directors, officers and employees. A copy of the code of ethics can be accessed on our website at http://www.microhelix.com/Code_of_Ethics.pdf. The information on or that can be accessed through our website is not part of this Annual Report on Form 10-KSB.

Item 10. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information regarding compensation paid during the last three fiscal years to our former President and Chief Executive Officer and our other executive officer who received compensation in excess of $100,000 in any year.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		All Other Compensation ($)		Total ($)
Tyram H. Pettit President and Chief Executive Officer, Director(1)	2006	$96,930							$96,930
	2005	$108,980	$25,000	(2)	$9,866	(3)			$133,980

Marti D. Lundy, Vice President - Moore Electronics, Director(4)	2006	$138,765					$14,400	(5)	$153,165
	2005	$107,302					$11,077	(5)	$118,379

(1)	Mr. Pettit did not receive any compensation for services rendered as a director. Mr. Pettit resigned as a director and officer of the Company and of Moore in March 2007.

(2)	Bonus granted upon completion of the acquisition of Moore.

(3)
Consists of unrestricted stock grant of 48,000 shares of Common Stock, and an unrestricted grant of 4,377 shares Mr. Pettit received in exchange for voluntarily surrendering all of his outstanding options to purchase shares of Common Stock, effective October 31, 2005. The value of the Company's Common Stock on that date was $0.28 per share.

(4)	Ms. Lundy did not receive any compensation for services rendered as a director. Ms. Lundy resigned as a director and officer of the Company and of Moore in October 2006.

(5)	Consists of automobile allowance.

Option Grants in Last Fiscal Year

No options were granted in 2006 to our named executive officers.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None of our named executive officers held any outstanding stock options at December 31, 2006. No stock options were exercised by our named executive officers during 2006.

Director Compensation

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Total ($)
James M. Williams	$6,450	(1)	$450	(2)	$6,900
Terrence A. Rixford	$4,450		$450	(2)	$4,900
John L. Crary	$4,450		$450	(2)	$4,900
James M. Thornton	$4,450		$450	(2)	$4,900

(1)	Consists of $2,000 annual retainer, $1,000 retainer paid for service as Chairman of the Board, and $1,000 retainer paid for service as Chairman of the Compensation Committee.

(2)	Each director received an unrestricted grant of 10,000 shares of Common Stock during 2006, all of which were outstanding as of December 31, 2006.

Outside directors are eligible to be paid a $2,000 annual retainer, $350 for each Board of Directors meeting attended and $200 for each committee meeting attended. The Chairman of the Board, the Compensation Committee Chair and the Audit Committee Chair each are eligible to be paid an additional $1,000 retainer. Each of the outside directors received in 2006 a grant of 10,000 shares of the Company's Common Stock. Outside directors are reimbursed for their out-of-pocket expenses incurred on behalf of the Company. Employee directors do not receive any compensation for serving on the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of April 13, 2007, with respect to the beneficial ownership of the Common Stock and Series C Preferred Stock of the Company by: (i) each shareholder known by us to be the beneficial owner of more than 5% of the Common Stock and of our Series C Preferred Stock; (ii) each of our directors; (iii) our Chief Executive Officer and our other executive officers; and (iv) all executive officers and directors as a group. Unless otherwise indicated, the address of each person listed below is: c/o microHelix, Inc., 19500 SW 90th Court, Tualatin, Oregon 97062. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable on exercise of currently exercisable or convertible securities or securities exercisable or convertible within 60 days of April 13, 2007 are deemed beneficially owned and outstanding for purposes of computing the percentage owned by the person holding such securities, but are not considered outstanding for purposes of computing the percentage of any other person, except with respect to Series C Preferred. Since each share of Series C Preferred is immediately convertible into ten shares of Common Stock, and thus has ten votes, it has been assumed for purposes of calculating a person's total beneficial ownership that all shares of Series C Preferred have been converted into shares of Common Stock. Unless otherwise noted, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite that shareholder's name. The information in the following table also assumes that the increase in the authorized capital stock of the Company is approved pursuant to Proposal 2 below.

	Shares Beneficially Owned
Name of Beneficial Owner	Common Stock		Series C Preferred	Total		Percent
MH Financial Associates, LLC	15,293,428	(1)	2,790,700	18,084,128		55.5%
Yee Ling Hayden	2,334,790	(2)	0	2,334,790		13.4%
Paulson Investment Company, Inc.	2,182,405	(3)	0	2,182,405		12.6%
James M. Williams	1,637,870	(4)	0	1,637,870		9.5%
Steven G. Ashton	1,000,000	(5)	0	1,000,000	(5)	5.5%
William C. McCormick	10,000		0	10,000		*
James E. Horswill	4,375		0	4,375		*
Directors and Officers as a Group (4 persons)	2,652,245	(5)	0	2,652,245		14.5%

*Less than 1%

(1) Includes warrants to purchase 15,293,428 shares of Common Stock. MH Financial Associates, LLC has agreed to assign certain of its warrants to its investors as follows: (i) Aequitas Catalyst Fund, LLC: warrants to purchase 3,891,300 shares; (ii) Thurman Holdings 1, Limited Partnership: warrants to purchase 999,975 shares; and (iii) CTK Capital Corporation, a corporation controlled by James M. Williams, Chairman of the Company's Board of Directors: warrants to purchase 2,608,725 shares. As of the date of this amendment, such assignment has not been completed.

(2) Includes a warrant to purchase 100,000 shares of Common Stock held by Trust Company of America for the benefit of Yee Ling Hayden. Business address is 7103 S. Revere Parkway, Englewood, Colorado 80112.

(3) Business address is 811 SW Naito Parkway, Suite 200, Portland, Oregon 97204.

(4) Includes 1,578,687 shares of Common Stock held by a corporation controlled by Mr. Williams. Mr. Williams's retirement plan and a corporation controlled by Mr. Williams is also a member of MH Financial Associates, LLC, but he has no control over the voting or disposition of any securities held by MH Financial Associates, LLC.

(5) Includes 1,000,000 shares of Common Stock issuable upon exercise of a warrant.

Item 12. Certain Relationships and Related Transactions.

On April 8, 2005, we issued a promissory note in the amount of $1,250,000 to Marti D. Lundy as part of the Moore acquisition (the "Original Note"). MH Financial assumed the Original Note from Ms. Lundy on October 19, 2006. On that date, the principal amount outstanding was $1,028,982.  Subsequently, on March 12, 2007, MH Financial loaned an additional $750,000 to the Company by adding that amount to the Original Note, which was amended to become the "Amended Note," for a total principal amount of $1,778,964. The Amended Note bears current interest at a rate of 12% per annum ("Current Interest"). Additional interest accrues on the Amended Note at a rate of 8% per annum, which is compounded quarterly and is payable at maturity ("Deferred Interest"). microHelix will make separate payments with respect to $1,006,086 of the principal under the Original Note ("Loan 1") and with respect to $750,000 of the principal added in the Amended Note ("Loan 2"). Beginning April 19, 2007 and on the same day of each subsequent month, microHelix will pay $20,000 per month to be applied to Current Interest and principal on Loan 1 and will pay $7,500 per month of Current Interest on Loan 2. On September 30, 2007, microHelix will make an additional payment of accrued Current Interest through that date with regard to Loan 2. Beginning on October 31, 2007, and on the last day of each subsequent month through and including May 31, 2008, microHelix will pay $87,555 per month to be applied against the Current Interest and principal balance of Loan 2. All amounts outstanding under the Amended Note, including the Deferred Interest, are due and payable on June 30, 2008. James M. Williams, one of our directors, is an indirect investor in MH Financial through a retirement plan and a corporation controlled by Mr. Williams.

On December 28, 2006, microHelix issued a note to James M. Williams in the principal amount of $150,000, together with interest on the unpaid principal at the rate of 15% per annum. microHelix used the proceeds from the note for working capital. On March 12, 2007, microHelix repaid the entire principal balance and accrued but unpaid interest.

The terms of the above transactions were as favorable to us as those generally available from unaffiliated third parties. Each transaction was ratified by a majority of our directors who did not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

Item 13. Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Articles of Incorporation of microHelix, Inc., as amended November 16, 2001, December 5, 2003, April 8, 2005, October 28, 2005 and October 17, 2006.

3.2(2)		Bylaws of microHelix, Inc.

10.1(2)		Warrant dated March 27, 2000 to The Polymer Technology Group.

10.2(2)		Warrant Agreement dated January 5, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank, as amended May 31, 2001.

10.3(2)		Antidilution Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank.

10.4(2)		Stock Transfer Restriction Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank.

10.5(2)		Form of Warrant for Bridge Loan for Pre-IPO Financing.

10.6(2)		Standard Commercial-Industrial Lease Agreement dated August 1, 2004 between microHelix, Inc. and La Bajada Land Company LLC.

10.7(3)
Contractual Guideline for Shelter Program Relationships dated December 28, 1999 between Javid LLC and Grayscale, Inc. (which merged into microHelix, Inc. on December 31, 2000), and Lease Contract entered into through Javid LLC's subsidiary Camex de Nogales, S.A. de C.V. on behalf of microHelix, Inc. dated effective November 1, 2003.

10.8(3)		Lease Agreement between microHelix, Inc. as Landlord, ADM De Mexico, Inc. as Tenant.

10.9(4)		Form of Warrant dated April 8, 2005 issued by microHelix, Inc. to financial advisors.

10.10(4)		Merger Agreement dated April 8, 2005 among microHelix, Inc., microHelix Acquisition Corp., Moore Electronics, Inc., Lawrence T. Moore and Marti D. Lundy.

10.11(5)		Promissory Note dated April 8, 2005 made by microHelix, Inc. in favor of Marti D. Lundy, as amended August 5, 2005, November 18, 2005 and January 3, 2006.

10.12(4)		Security Agreement dated April 8, 2005 among microHelix, Inc., Moore Electronics, Inc. and Marti D. Lundy.

10.13(6)
Amended and Restated Loan and Security Agreement dated as of April 5, 2005 among microHelix, Inc., Moore Electronics, Inc. and BFI Business Finance as modified on October 11, 2005, December 22, 2005 , and January 5, 2006.

10.14(8)		Secured Promissory Note dated April 17, 2006 between microHelix, Inc. and Moore Electronics, Inc., and BFI Business Finance.

10.14(4)		Stock Pledge Agreement dated as of April 5, 2005 between microHelix, Inc. and BFI Business Finance.

10.15(4)	*	Employment Agreement dated April 8, 2005 between Marti D. Lundy and Moore Electronics, Inc. as amended on October 19,2006.

10.16(4)
Lease dated August 15, 1999 between Sylvia B. Giustina and Moore Electronics, Inc. ("Tenant"), as modified and amended by a Memorandum of Understanding effective January 1, 2001, a First Addendum to Lease effective August 15, 2002, a Second Addendum to Lease effective August 15, 2002 and a Third Addendum to Lease effective April 7, 2005.

10.17(9)		Loan and Security Agreement Number 1202, dated June 22, 2006 between VenCore Solutions LLC and microHelix, Inc. and Moore Electronics, Inc.

10.18(9)		Promissory Note, dated June 22, 2006, executed in favor of VenCore Solutions LLC by microHelix, Inc. and Moore Electronics, Inc.

10.19(10)		Series C Preferred Stock Purchase Agreement dated October 19, 2006 between microHelix, Inc. and MH Financial Associates, LLC.

10.20(11)		Form of Warrant dated October 19, 2006 issued by microHelix, Inc. to MH Financial Associates, LLC, as amended on March 12, 2007.

10.21(10)		Agreement Regarding Amendment to Promissory Note dated October 19, 2006 between microHelix, Inc. and MH Financial Associates, LLC.

10.22(10)		Amended and Restated Promissory Note dated October 19, 2006 executed by microHelix, Inc. in favor of MH Financial Associates, Inc.

10.23(11)		Registration Rights Agreement dated October 19, 2006 between microHelix, Inc. and MH Financial Associates, LLC, as amended on March 12, 2007.

10.24(12)		Series C Preferred Stock Purchase Agreement dated November 2, 2006 between microHelix, Inc. and MH Financial Associates, LLC.

10.25(13)		Form of Warrant dated November 2, 2006 issued by microHelix, Inc. to MH Financial Associates, LLC, as amended on March 12, 2007.

10.26(14)		Promissory Note dated December 28, 2006 issued by microHelix, Inc. to James M. Williams.

10.27(14)		Subordination Agreement dated December 28, 2006 among microHelix, Inc., James M. Williams and BFI Business Finance.

10.28(15)		Second Agreement Regarding Amendment of Promissory Note dated March 12, 2007 between microHelix, Inc. and MH Financial Associates, LLC.

10.29(15)		Second Amended and Restated Promissory Note dated March 12, 2007 issued by microHelix, Inc. to MH Financial Associates, LLC.

10.30(15)		Form of Warrant dated March 12, 2007 issued by microHelix, Inc. to MH Financial Associates, LLC and to be issued to Dr. Steve Ashton.

10.31(15)		Forbearance and Waiver Agreement dated March 12, 2007 between microHelix, Inc. and MH Financial Associates, LLC.

10.32(15)	*	Independent Contractor Agreement effective February 12, 2007 between Moore Electronics, Inc. and Steve Ashton.

14.1(4)		Policy on Business Ethics for Directors, Officers and Employees.

21.1(3)		Subsidiaries.

31.1(7)		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(7)		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(7)		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(7)		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, and to the Company's Forms 8-K filed on April 14, 2005, October 31, 2005 and October 19, 2006.

(2)	Incorporated by reference to the Company's Proxy Statement filed on March 23, 2004.

(3)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

(4)	Incorporated by reference to the Company's Forms 8-K filed on April 14, 2005 and October 20, 2006.

(5)
Incorporated by reference to the Company's Form 8-K filed on April 14, 2005, to the Company's Form 10-QSB for the quarter ended September 30, 2005 and to the Company's Forms 8-K filed on January 4, 2006, May 23, 2006 and August 11, 2006.

(6)	Incorporated by reference to the Company's Form 8-K filed on April 14, 2005, and to the Company's Forms 8-K filed on October 31, 2005, January 4, 2006 and January 26, 2006.

(7)	Filed herewith.

(8)	Incorporated by reference to the Company's Form 8-K filed on April 21, 2006.

(9)	Incorporated by reference to the Company's Form 8-K filed on June 28, 2006.

(10)	Incorporated by reference to the Company's Form 8-K filed on October 20, 2006.

(11)	Incorporated by reference to the Company's Forms 8-K filed on October 20, 2006 and March 16, 2007.

(12)	Incorporated by reference to the Company's Form 8-K filed on November 8, 2006.

(13)	Incorporated by reference to the Company's Forms 8-K filed on November 8, 2006 and March 16, 2007.

(14)	Incorporated by reference to the Company's Form 8-K filed on January 3, 2007.

(15)	Incorporated by reference to the Company's Form 8-K filed on March 16, 2007.

* Management contract or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services.

On September 25, 2006, the Company approved the engagement of Peterson Sullivan PLLC to serve as the Company's independent registered public accountants for the fiscal year ending December 31, 2006. During the fiscal years ended December 31, 2004 and 2005 and through the date hereof, the Company did not consult Peterson Sullivan PLLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or events.

Peterson Sullivan PLLC has been selected as the Company's independent public accountants for the current year.
Representatives from Peterson Sullivan PLLC are not expected to be present at the Annual Meeting; however, representatives from Peterson Sullivan PLLC are expected to be available to respond to appropriate questions via telephone at the Annual Meeting and will have the opportunity to make a statement if they desire to do so.

Stonefield Josephson, Inc. ("Stonefield") served as the Company's independent public accountants for the fiscal year ended December 31, 2005. On September 21, 2006, the Company dismissed Stonefield as our independent registered public accounting firm. Stonefield's reports on the Company's financial statements for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern. The decision to change accountants was approved by the Company's Audit Committee. The Company's decision to change accountants was not the result of any disagreements between Stonefield and us on matters of accounting principles or practices, financial statement disclosure or audit scope or procedures.

Stonefield advised the Company in connection with its audit for the year ended December 31, 2004 that two adjustments needed to be made with regard to the interim financial statements prepared for the periods ending March 31, 2004 and June 30, 2004. The Company acknowledged that these recommended adjustments to the interim financial statements reflected a material weakness under standards established by the Public Company Accounting Oversight Board. The adjustments were made and the Company's internal controls were changed as disclosed in Item 8A of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Stonefield for 2005 and 2006.

	2005	2006
Audit Fees	$326,849	$271,503
Audit-Related Fees	-
Tax Fees	5,900
All Other Fees	13,028

Totals	$345,777	271,503

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Peterson Sullivan PLLC for 2006.

	2006
Audit Fees		$94,153
Audit-Related Fees	$
Tax Fees	$
All Other Fees	$

Totals		$94,153

Audit Fees. Audit services of Stonefield and of Peterson Sullivan PLLC for 2006 and 2005 consisted of examination of the consolidated financial statements of the Company, quarterly reviews of the financial statements and services related to the filings made with the SEC.

Tax Fees. Tax preparation services were provided in 2006 by Geffen Mesher & Company, P.C.. Tax fees included in 2005 relate to filing the required tax reports for the fiscal year ended December 31, 2004 and an accrual for tax preparation fees for the 2005 returns.

All Other Fees. There were no fees billed by Stonefield or Peterson Sullivan PLLC for services other than as described under "Audit Fees" for the years ended December 31, 2005 or December 31, 2006. In 2005, The Mentor Group provided asset valuation services relating to the acquisition of Moore.

All of the services described above were approved by the Audit Committee. The Audit Committee has not adopted formal pre-approval policies, but has the sole authority to engage the Company's outside auditing and tax preparation firms and must approve all tax consulting and auditing arrangements with the independent accounting firms prior to the performance of any services. Approval for such services is evaluated during Audit Committee meetings and must be documented by signature of an Audit Committee member on the engagement letter of the independent accounting firm.

SIGNATURES

SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned, thereunto duly authorized, on April  , 2007.

MICROHELIX, INC.

By:	/s/ Steven G. Ashton
Steve Ashton
President and Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Williams	Chairman and Director	May 11, 2007
James M. Williams

/s/ William C. McCormick	Director	May 11, 2007
William McCormick

/s/ Steven G. Ashton	Director	May 11, 2007
Steven G. Ashton