Form 10-Q
period 2007-03-31
MICROHELIX INC
filed 2009-03-25
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the Transition Period from to

Commission file number: 001-16781

MICROHELIX, INC.
(Exact Name of Registrant as Specified in its Charter)

Oregon	91-1758621
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5300 Meadows Rd, Suite 400, Lake Oswego, Oregon	97035
(Address of Principal Executive	(Zip Code)
Offices)

(Issuer's Telephone Number, Including Area Code): 503-419-3564

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of March 16, 2009, there were 1,972,568 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

microHelix, Inc.
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

MICROHELIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
MARCH 31, 2007 and DECEMBER 31, 2006

	2007	2006
Assets
Current Assets:
Cash	$158,671	40,680
Accounts receivable, net of allowance of $63,812 and $3,206 at March 31, 2007 and December 31, 2006 respectively	1,106,307	1,905,660
Inventories, net	1,172,506	1,600,403
Prepaid expenses and other current assets	30,673	43,692
Total current assets	2,468,157	3,590,435

Property and equipment, net	810,761	904,231
Intangible assets	296,385	350,112
Goodwill	732,365	732,365
Total assets	$4,307,668	$5,577,143

Liabilities and Shareholders' Deficit
Current Liabilities:
Checks issued in excess of bank balances	$169,389	$129,397
Accounts payable	1,576,107	1,633,288
Accounts payable-related parties	—	8,232
Accrued liabilities	332,020	609,599
Line of credit	1,172,604	1,897,432
Common stock warrant liability	2,514,003	—
Note payable to shareholder	—	150,000
Current maturities of notes payable, net of debt discounts of $515,999 at March 31, 2007	317,296	347,938
Total current liabilities	6,081,419	4,775,886

Long-Term Liabilities:
Notes payable, less current maturities, net of debt discount	1,068,619	801,262
Deferred tax liability	252,276	298,145
Total long-term liabilities	1,320,895	1,099,407
Total liabilities	7,402,314	5,875,293

Shareholders' Deficit:
Preferred Stock, convertible, no par value, 750,000 shares authorized,
279,070 Series C Preferred Stock issued and outstanding, liquidation preference $600,000	533,000	533,000
Common stock, no par value, 25,000,00 shares authorized, 966,339 and 965,672 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	17,462,823	17,462,823
Additional paid-in capital	5,989,455	6,292,850
Accumulated deficit	(27,079,924)	(24,586,823)
Total shareholders' deficit	(3,094,646)	(298,150)
Total liabilities and shareholders' deficit	$4,307,668	$5,577,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31
	2007	2006
Sales	$2,805,143	$3,777,984
Cost of sales	2,812,932	3,567,961
Gross profit (loss)	(7,789)	210,023
Operating Expenses:
Sales and marketing	127,960	185,045
General and administrative	463,723	466,587
Total operating expenses	591,683	651,632
Loss from operations	(599,472)	(441,609)

Other income (expense):
Other income	—	378
Loan restructuring expense	(992,270)	—
Warrant valuation loss	(695,803)	—
Interest expense	(251,425)	(67,403)
Other income (expense) – net	(1,939,498)	(67,025)

Net loss before benefit from income taxes	(2,538,970)	(508,634)

Benefit from income taxes	(45,869)	(45,869)
Net loss	(2,493,101)	(462,765)
Preferred dividends	—	(103,125)

Net loss attributable to common shareholders	$(2,493,101)	$(565,890)

Net loss per share attributable to common shareholders-basic and diluted	$(2.58)	$(3.99)
Weighted average number of shares outstanding -
Basic and Diluted	966,280	141,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2007	2006
Cash Flows Provided By (Used in) Operating Activities:

Net loss	$(2,493,101)	$(462,765)
Adjustments to reconcile net loss to cash provided by
operating activities:
Depreciation –capital assets	93,470	79,889
Amortization – intangible assets	53,724	53,733
Provision for doubtful accounts	60,606	7,557
Provision for inventory reserves	43,373	24,000
Common stock issued for services	2,500	—
Loan restructuring costs	992,270	—
Warrant valuation loss	695,803	—
Interest expense-amortization	47,416	—
Benefit for deferred income taxes	(45,869)	(45,869)

Change in assets and liabilities:
(Increase) Decrease in assets:
Accounts receivable	738,748	(351,794)
Inventories	384,524	(263,541)
Prepaid expenses and other current assets	13,021	(1,226)
Increase (Decrease) in liabilities:
Accounts payable and checks issued in excess of cash balances	(25,420)	648,177
Accrued liabilities	(277,579)	333,918
Net cash provided by operating activities	283,486	22,079

Cash Flows Provided By (Used In) Investing Activity:
Capital Expenditures	—	(115,265)
Net Cash used in investing activity	—	(115,265)

Cash Flows Provided by (Used In) Financing Activities:
Proceeds from line of credit	5,338,778	3,828,532
Payments on line of credit	(6,063,606)	(3,684,131)
Payments on notes payable to shareholders	(150,000)	(31,415)
Proceeds from notes payable to shareholders	750,000	—
Payments on notes payable	(40,667)	(11,619)
Net cash provided by (used in) financing activities	(165,495)	101,367

Change in cash	117,991	8,161
Cash, beginning of period	40,680	58,312
Cash, end of period	$158,671	$66,473

Supplemental Cash Flow Information:
Interest paid	$118,115	$67,403
Income taxes paid	$—	$—
Supplemental disclosure of non-cash Financing Activities
Common stock warrant liability	$1,818,200	$—
Warrants issued to lender-recorded as debt discount	$551,970	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three Months Ended March 31, 2007 and 2006

1. Summary of Significant Accounting Policies and Basis of Presentation

Nature of Operations— For the period covered by this report microHelix, Inc. ("we," "us," the "Company" or "microHelix") was a manufacturer of custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer markets.   On May 31, 2007, the Company surrendered substantially all its assets to its secured creditors.  On September 28, 2007, the Company suspended manufacturing operations and concluded the disposition of all its assets to its secured creditors.  The Company thereafter became a shell company (See “Going Concern” and Note 9-Subsequent Events).

Basis of Presentation— The unaudited consolidated financial statements included in this Report have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods.

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

Principles of Consolidation — These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Moore Electronics, Inc. ("Moore"). All material inter-company accounts have been eliminated in consolidation.

Going Concern— These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred recurring net losses and had negative cash flows from operations during each of the past two years and at March 31, 2007 had an accumulated deficit of $27,079,924.  These conditions raise substantial doubt about its ability to continue as a going concern for a reasonable period of time.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Despite the Company’s efforts to restructure its debts, continuing deterioration of the Company’s financial condition during April and May 2007 caused the board to conclude that the Company’s creditors and shareholders would be best served by allowing the secured creditors to foreclose on the Company’s assets.  The Company agreed to voluntarily surrender its assets on May 31, 2007 and began winding up its affairs.

Stock-Based Compensation— No options were granted or stock grants made during the three months ended March 31, 2007 or 2006.  The Company's policy covering equity compensation grants to either employees or directors is to recognize the expense as described in FAS 123 (R).

Net Loss per Share — The Company uses SFAS No. 128, "Earnings per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Because the Company recorded losses for the three months ended March 31, 2007 and 2006, the issuance of shares from the conversion or exercise of preferred stock, options or warrants would be anti-dilutive. Thus, the basic and diluted loss per common share was identical for these periods.  The Company computes dilutive shares using the treasury method.

At March 31, 2007, the outstanding number of potentially dilutive shares of our Common Stock totaled 1,250,985 shares, consisting of Series C Preferred Stock convertible into 186,047 shares of Common Stock, and warrants to purchase 1,064,938 shares of Common Stock.  At March 31, 2006, the outstanding number of potentially dilutive shares of our Common Stock totaled 841,419 shares, consisting of Series B Preferred Stock convertible into 733,333 shares of Common Stock, Class B warrants to purchase 61,789 shares of Common Stock, and other warrants to purchase 46,297 shares of Common Stock.

2. Terms of Troubled Debt Modification

At December 31, 2006, the Company had outstanding a promissory note payable to MH Financial Associates, LLC, an Oregon limited liability company (“MH Financial”)with an outstanding principal balance of $1,006,086 (the “Original Note”).  Effective March 12, 2007 the Company and MH Financial modified the terms of the Original Note as follows (the “Amended Note”):

(a)	MH Financial loaned the Company an additional $750,000;

(b)	The due date of the Original Note was extended to June 30, 2008;

(c)	MH Financial’s right to convert the Original Note into shares of Company Common Stock was deleted;

(d)	The Company issued MH Financial and a related party to MH Financial combined warrants to purchase 666,667 shares of the Common Stock with an exercise price of $0.015 per share;

(e)	The exercise price on warrants to purchase 153,102 shares of Common Stock previously issue to MH Financial was reduced from $4.50 to $0.015 per share; and

(f)
The Company issued MH Financial a warrant to purchase 193,333 shares of the Company’s Common Stock with an exercise price of $0.015 per share as consideration for MH Financial’s forebearance of certain defaults under the Original Note.

The foregoing modifications to the Original Note resulted in an effective interest rate of 54.7% to be applied prospectively to the carrying amount of the debt.  Interest expense through the revised maturity date of June 30, 2008 will be increased accordingly.  For accounting and financial reporting purposes, this modification is characterized as troubled debt restructuring.  Accordingly, the costs associated with this modification have been expensed in the period of the restructuring.  There was no gain implicit in this restructuring because total principal and interest payments under the modified debt terms exceed the net carrying value of the original debt.

As additional consideration to, and as a requirement of, MH Financial and modifying the Original Note, the Company’s Board of Directors approved the sale (the “Sale”) to MH Financial or its assigns of all of microHelix’s MicroCoax Assembly Solutions division’s assets, which comprised substantially all of the Company’s operating assets, and all issued and outstanding shares of Moore.  The closing date for the Sale was to be not later than September 30, 2007, and would be subject to certain terms and conditions, including approval by microHelix’s shareholders.  Shareholder approval for the Sale was not requested and the Sale did not occur.

James M. Williams, Chairman of the Board and a director of microHelix during the period covered by this Report, is an investor in MH Financial.  MH Financial is an affiliate of Aequitas Capital Management, Inc., which served as microHelix’s exclusive financial advisor during the period covered by this Report.

3.  Summary of Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS no. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions occurring after that time.

In February 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities."  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is expected to expand the use of fair value measurement and to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Company is required to adopt SFAS No. 159 effective at the beginning of fiscal year 2008.  The Company is evaluating the potential impact of SFAS No. 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company is evaluating the potential impact of SFAS No. 160 on its consolidated financial statements.

4.  Customer Concentration

Revenues from the Company’s three largest customers during the three months ended March 31, 2007 and 2006 were $1,027,390 and $2,237,025, respectively; and accounts receivable due from these customers were $300,559 and $1,101,219, respectively.

5.  Inventories

Inventories at March 31, 2007 were as follows:

Finished goods	$135,092
Work-in process	155,748
Raw materials	1,329,515
Total inventory	1,620,355
Less: reserves	(447,849)
Net inventory	$1,172,506

6.  Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net identified tangible and intangible assets of an acquired business.  The Company evaluates the recorded value of Goodwill on at least an annual basis, or more frequently when a significant event occurs or circumstances change.  The Company intends to perform the impairment analysis as required by FAS 142 during the second quarter of 2007.

During April and May 2007, the Company’s financial condition deteriorated significantly from the loss of a major customer (due to regulatory actions taken against that customer that were unrelated to the Company), loss of personnel, and continuing operating deficits.  On May 31, 2007 the Company surrendered its assets to its secured creditors and began winding up its affairs.  In connection with the windup, the Company determined that its Goodwill was impaired and recorded a charge of $732,365 as of May 31, 2007, writing the value of its Goodwill to $0.  (See Note 9-Subsequent Events.)

As a result of the Company's purchase of Moore in April 2005, the Company acquired identifiable defined life intangible assets such as customer contacts and lists and manufacturing process technology.  The customer lists and contacts are amortized on a straight-line basis over a 3-year period and the manufacturing process technology is amortized over a 5-year period on a straight-line basis.  The Company continued to amortize these identifiable intangible assets over these lives until the quarter ending June 30, 2007 when the Company, for the reasons listed in the previous paragraph, recorded a charge of $242,658 reducing the value of its intangible assets to $0.  The following table reflects the cost of other identifiable intangible assets and the accumulated amortization related to these respective assets as of March 31, 2007:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Customer lists and contacts	$522,466	$348,318	$174,148
Manufacturing process technology	203,738	81,501	122,237
Total other intangible assets	$726,204	$429,819	$296,385

For the three months ending March 31, 2007 and 2006, the Company recorded $53,724 and $53,733 as amortization expense, respectively.  Before the events that led to the impairment charges taken during the three months ending June 30, 2007, the Company expected to record annual amortization expense of approximately $215,000 in 2007, $84,000 in 2008, $41,000 in 2009 and $10,000 in 2010 related to the other identifiable intangible assets purchased in the Moore acquisition.

7. Notes Payable and Warrants

A summary of the Company’s notes payable outstanding as of March 31, 2007 follows:

VenCore Solutions, LLC	$225,787
MH Financial Associates, LLC	1,739,081
EPICOR Software Corporation	63,137
Other	16,816
Total notes payable	$2,044,821
Debt discounts
Warrants issued with VenCore note	$(22,346)
Warrants issued with MH Financial note	(529,938)
Warrants issued with MH Financial note	(106,622)
Notes payable, net	1,385,915
Less current maturities	(317,296)
Notes payable, less current maturities	$1,068,619

On March 12, 2007 the Company modified its note payable owed to MH Financial. (See Note 2—Terms of Troubled Debt Modification).  In connection with such modification, the Company issued warrants that grant MH Financial the right to purchase 666,667 shares of Common Stock of the Company at an exercise price of $0.015 per share.  The warrants expire on March 11, 2010.  The warrants have a fair value relative to the fair value of the associated debt of $551,970 calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	1
Expected volatility	75.94%
Risk-free interest rate	4.96%
Expected dividend	—

The Company also issued warrants that grant MH Financial the right to purchase 193,333 shares of Common Stock with an exercise price of $0.015 per share as consideration for a forebearance agreement.  The warrants expire on March 11, 2010.  The warrants have a fair value of $606,239 (recorded as loan restructure expense) calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	1
Expected volatility	75.94%
Risk-free interest rate	4.96%
Expected dividend	—

The Company also agreed to reduce the exercise price from $4.50 to $0.015 on warrants previously granted to MH Financial giving it the right to purchase 153,102 shares of Common Stock.  The change in the fair value of the warrants of $354,096 (recorded as loan restructure expense) has been calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	1
Expected volatility	75.94%
Risk-free interest rate	4.96%
Expected dividend	—

As of March 31, 2007, the Company was in default on its note payable to EPICOR Software Corporation, an unsecured creditor.

8. Liability for Potentially Dilutive Securities in Excess of Authorized Number of Common Shares

In accordance with EITF 00-19, the Company accounts for potential shares that can be converted to Common Stock and that are in excess of authorized shares, as a liability that is recorded at fair value.  Effective with the March 12, 2007 modification of its debt with MH Financial, total potential outstanding Common Stock exceeded the Company’s authorized shares of Common Stock.  At that time, outstanding warrants granted their holders the right to purchase approximately 579,867 more shares of Common Stock (post-split) than were authorized in the Company’s Amended and Restated Articles of Incorporation as amended. The fair value of the warrants in excess of the authorized shares at March 12, 2007 was $1,818,200 and was recognized as a liability on that date. This liability is required to be evaluated at each reporting date with any change in value included in other income/ (expense) until such time as enough shares are authorized to cover all potentially convertible instruments.  At March 31, 2007 the Company had recorded $695,803 in loss related to the change the fair value of its potential liability.

The Company’s shareholders in January 2008 voted to amend the Company’s Amended and Restated Articles of Incorporation, as amended, to increase the number of authorized shares of Common Stock such that a sufficient number of authorized shares existed to permit the exercise of all outstanding warrants. (See Note 9—Subsequent Events)

9.  Subsequent Events

On April 1, 2007 the Company issued a warrant to purchase 6,460 shares of the Company’s Common Stock with an exercise price of $0.015 per share to MH Financial pursuant to the terms of the Amended Note.

During May, 2007 EPICOR Software Corporation, unsecured creditor, initiated legal action to collect the outstanding balance of $63,137 owed to it under an unsecured note.

On May 31, 2007 the Company informed its three secured creditors that it was unable to continue business operations due to continuing operating losses and a lack of working capital.  The secured creditors were BFI Business Finance, VenCore Solutions, LLC and MH Financial, LLC.  The collateral held by the secured creditors consisted of substantially all of the assets of the Company, including its MicroCoax Assembly Solutions division, and of Moore. The Company estimated that as of May 31, 2007, total consolidated liabilities were approximately $5.4 million which included debt owed to the Company’s three secured lenders of approximately $2.9 million.  The Company estimated that the total realizable value of its assets in liquidation would be approximately $1.5 million less disposition expenses.

On June 11, 2007 the Company filed a Form 15 with the Securities and Exchange Commission terminating its registration under Section 12(g) of the Securities Exchange Act of 1934 and the suspension of its duty to file reports under Sections 13 and 15(d)of the Securities Exchange Act of 1934.  On March 24, 2009, the Company recommenced filing reports due under Securities Exchange Act of 1934.

On July 10, 2007 the assets and inventory of the MicroCoax Assembly Solutions division of the Company were sold to an unrelated third party.   VenCore Solutions, LLC, as a secured creditor, received $5,000 from the sale of equipment.  MH Financial, as a secured creditor, received $10,000 from the sale of inventory and $2,000 from the sale of the intangible assets.

On September 28, 2007 the assets and inventory of Moore were sold to an unrelated third party.  VenCore Solutions, LLC, as a secured creditor, received $75,000 from the sale.  MH Financial, as a secured party, received 90% of the cost of any inventory used in the assembly or manufacturing of products through March 31, 2008.  The purchaser was also to pay MH Financial three percent (3%) of all revenue for products and services provided to certain Moore customers through December 31, 2008.

In connection with the surrender of its assets to its secured creditors, the Company stopped paying its unsecured creditors for goods and services provided prior to May 21, 2007.  To ensure an orderly transition, the Company’s customers agreed to substantial price increases, provided raw materials and subsidized certain expenses which allowed Moore to fill its backlog, collect its accounts receivable and cure certain outstanding deficiencies in rent payments and benefit plans.  The Company applied the proceeds from filling these orders to outstanding balances due its secured creditors.  On September 28, 2007, Moore Electronics and the Company discontinued all operations.  After concluding these transactions and disposing of the Company’s other assets, microHelix still owed its secured creditors $320,279.

On January 2, 2008 MH Financial exercised warrants to purchase 133,333 shares of Common Stock for $2,000.

On January 15, 2008 at a special meeting of the shareholders the Company’s Amended and Restated Articles of Incorporation, as amended, were amended to increase the number of shares of Common Stock the Company is authorized to issue to 75 million and the number of shares of Preferred Stock the Company is authorized to issue to 10 million.

On February 27, 2008 a related party to MH Financial exercised warrants to purchase 73,915 shares of Common Stock for $1,109.

On March 3, 2008 MH Financial exercised warrants to purchase 798,981 shares of Common Stock for $11,985.

On March 19, 2008 at a special meeting of the Company’s shareholders the Company’s Amended and Restated Articles of Incorporation, as amended, were amended to effect a 15-for-1 reverse split of the Company’s Common Stock.  The accompanying condensed consolidated financial statements, notes, and other references to share and per share data have been retroactively restated to reflect the reverse stock split for all periods presented.  At that same meeting, Thomas Sidley and Donald Megrath were elected to the Company’s Board of Directors.  Each of Messrs, Sidley and Megrath is an employee of Aequitas Capital Management, Inc., an affiliate of MH Financial.

On June 27, 2008 the Company obtained a loan from MH Financial in the amount of $977,743.  The loan amount includes $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 25, 2009 and has received no additional advances against the $500,000 loan amount.  Effective as of the date of this loan, interest will accrue on the outstanding principal balance of the loan at a rate of 20% per annum.  As a condition of the initial disbursement on June 27, 2008, the Company also issued warrants to purchase 7,466,666 shares of Common Stock at $0.001 per share.  As a condition of the December 31, 2008 advance the Company also issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.  As a condition of the February 25, 2009 advance the Company also issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.  In addition the Company signed a financial advisory agreement with MH Financial which included the provision that the Company would issue warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.  The original due date of the loan was December 27, 2008 and, as a condition of the December 31, 2008 advance, the due date was extended to December 27, 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the Company's operations and financial condition.  This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements reflect management's current view and estimates of future economic and market circumstances, industry conditions, Company performance and financial results.  Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are subject to risks and uncertainties that could cause our future results to differ materially from the results discussed herein.  Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Quarterly Report on Form 10-Q.  The Company does not intend, and undertakes no obligation, to update any such forward-looking statements to reflect events or circumstances that occur after the date of this filing.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Company evaluates its estimates on a going concern basis that assumes continued operations, including those related to product returns, bad debts, inventories, prepaid expenses, intangible assets, income taxes, warranty obligations, and other contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from those estimated.  The Company believes the following critical accounting policies and related judgments and estimates affect the preparation of the consolidated financial statements.

Revenue Recognition— The Company recognizes revenue from commercial sales of cables, connectors, customized cable assemblies, wire harnesses, and mechanical assemblies when title passes, which is upon shipment. Commercial sales are made F.O.B. point of shipment.   The products must be physically shipped from the factory. In some cases, tooling that has been paid for by a customer may remain at our facility or at a vendor's facility. Returns are limited to nonconforming products and the volume of returns has been insignificant.  The Company does not establish reserves for returns because returns have been minimal.

Goodwill and Intangible Assets—The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives, unless circumstances indicate a need for more frequent review.  Under the provisions of SFAS No. 142, the first step of the impairment test requires that we determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carry amount.  To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment.  The second impairment assessment involves allocating the reporting unit's fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit's goodwill as of the assessment date.  The implied fair value of the reporting unit's goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.  The Company performs the annual impairment test during the fiscal first quarter in connection with the preparation of its Annual Report on Form 10-K, unless events or circumstances indicate impairment may have occurred before that time.

During April and May 2007, the Company’s financial condition deteriorated significantly from the loss of a major customer (due to regulatory actions taken against that customer by the United States FDA that were unrelated to the Company), loss of key personnel, and continuing and accelerating operating deficits.  On May 31, 2007 the Company surrendered its assets to its secured creditors and began winding up its affairs.  See Note 9 –of Notes to Consolidated Financial statements.  In connection with the windup, the Company determined that the liquidation value of its tangible assets was insufficient to repay its secured and unsecured creditors, and therefore, the carrying value of Goodwill required adjustment.  The Company recorded a charge of $732,365 as of May 31, 2007, writing the value of its Goodwill to $0; and a charge of $242,658, writing the value of its intangibles to $0.

RESULTS OF OPERATIONS

Overview

For the period covered by this Report, microHelix manufactured custom cable assemblies for the medical and commercial original equipment manufacturer ("OEM") markets.  Typical cable assemblies included cable, connectors, contacts, flex reliefs and housings; sub-components of medical devices and commercial electronic systems.  The Company operated the business in a single operating segment through two units: the Moore subsidiary and the MicroCoax Assembly Solutions division.

The Company has incurred significant losses since inception and those losses have continued.  In the normal course of its business the Company has had to rely on a relatively small number of OEMs for the majority of its sales.  Short term changes in the OEM’s demand schedule have made expenses and cash requirements uncertain.  The Company has not been successful in achieving profitability.  During April and May 2007, the Company’s financial condition deteriorated significantly.  On May 31, 2007 the Company surrendered its assets to its secured creditors and began winding up its affairs.  The Company operated for the benefit of its secured creditors until September 2007, at which time it ceased manufacturing operations.

microHelix was formed in 1991 to develop manufacturing techniques for medical device interconnect systems.  The Company began manufacturing operations in 1998, designing and building cable assemblies and micro-electric interconnects and subsequently sold this operation to an unrelated third party in 2004.

The MicroCoax division designed and manufactured cable assemblies for OEM customers for use in medical ultrasound probes, laparoscopes, catheters and flaw detection ultrasound.  The division was built around assets acquired in 1999. The Company sold this operation to an unrelated third party during July 2007 and used the proceeds of this sale to partially repay secured debt.

In April 2005, the Company acquired 100% of the outstanding stock of Moore Electronics, Inc. (“Moore”).  Moore manufactured custom cable assemblies, wire harnesses and electro-mechanical assemblies for medical and commercial equipment manufacturers.  The Company sold this operation to an unrelated third party during September 2007 and used the proceeds of this sale to partially repay debt.

The Company completed its initial public offering in November 2001.  During the period covered by this report, the Common Stock currently trades on the Pink Sheets under the symbol MHLX.PK.  On June 11, 2007 the Company filed a Form 15 with the Securities and Exchange Commission terminating its registration under Section 12(g) of the Securities Exchange Act of 1934 and the suspension of its duty to file reports under Sections 13 and 15(d)of the Securities Exchange Act of 1934.  On March 24, 2009, the Company recommenced filing reports due under the Securities Exchange Act of 1934.

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Total sales in the first quarter of 2007 were $2,805,143, compared to $3,777,984 in the first quarter of 2006, a decrease of $972,841 or 25.8%.  This decrease is primarily due to the suspension of shipments of products manufactured by the Redmond, Washington facility of Physio-Control, Inc., a subsidiary of Medtronic, Inc., due to regulatory actions taken against Physio-Control by the United States FDA that were unrelated to the Company

Gross loss in the first quarter of 2007 was ($7,789) compared to a gross profit of $210,023 in the first quarter of 2006, a decrease of $217,812.  The degradation in the gross profit resulted primarily from the suspension of shipments of products to Physio-Control and higher than anticipated manufacturing expenses and material costs.

Total operating expenses in the first quarter of 2007 were $591,683 compared to $651,632 for the same period one year ago, a decrease of $59,949 or 9.2%.  The decrease is due to head count reductions that reduced salary and related benefits expenses, and due to reduced consultant expenses.

Sales and marketing expenses for the first quarter of 2007 were $127,960 compared to $185,045 in the first quarter of 2006, a decrease of $57,085 or 30.9%.  This decrease was primarily a result head count reductions that reduced salary and related benefits expense.

General and administrative expenses for the first quarter of 2007 were $463,723 compared to $466,587 in the first quarter of 2006, a decrease of $2,864 or 0.6%.  The decrease resulted principally from head count reductions that reduced salary and related benefit expenses.

Net other expense for the first quarter of 2007 was $1,939,498 compared to net other expense of $67,025 for the first quarter of 2006.  The increase resulted primarily from increased interest expense on the Company’s line of credit due to increased borrowings, the write-off of note discounts, loan restructuring expenses, warrant valuation expense, and higher interest rates.

The Company recorded a net loss of $(2,493,101) in the first quarter of 2007 compared to a net loss of $(462,765) in the first quarter of 2006.  No dividends accrued in the first quarter of 2007. Dividends accrued on the Company's Series B Preferred Stock were $103,125 in the first quarter of 2006 and were paid in shares of the Company’s  Common Stock during 2006.  Net loss attributable to common shareholders was $(2,493,101) in the first quarter of 2007 and $(565,890) in the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company had $158,671 of cash and cash equivalents.  Cash provided by operating activities in the first quarter of 2007 was $283,486 compared to $22,079 in the first quarter of 2006, an improvement of $261,407.  Sources of funds in the first quarter of 2007 included a decrease in accounts receivable of $738,748 and a decrease in inventories of $384,524, offset in part by decreases in accounts payable of $25,420 and in accrued liabilities of $277,579.

During April and May 2007, the Company’s financial condition deteriorated significantly from the loss of a major customer (due to regulatory actions taken against that customer by the United States FDA that were unrelated to the Company), loss of key personnel, and continuing and accelerating operating deficits.  On May 31, 2007 the Company surrendered its assets to its secured creditors and began winding up its affairs.  The Company’s secured lenders sold the assets of the MicroCoax Assembly division to an unrelated third party during July 2007 and the assets of Moore to an unrelated third party in September 2007.  Proceeds from these sales and the liquidation of accounts receivable and other assets were used to partially repay the amounts due to various secured lending agreements.  At the conclusion of business operations in September 2007, the Company still owed its secured lenders approximately $320,279.  In connection with the asset surrender, the Company stopped paying its unsecured creditors for goods and services provided prior to May 21, 2007.  To ensure an orderly transition, certain of the Company’s customers agreed to a substantial price increase, provided raw materials and subsidized certain expenses which allowed Moore to fill its backlog, collect its accounts receivable and cure certain outstanding deficiencies in rent payments and benefits plans.  On September 28, 2007, Moore and the Company discontinued all manufacturing operations and sold their remaining assets to an unrelated third party.

The following description of the Company’s principal debt at March 31, 2007 should be read in the context of the foregoing paragraph.  See also Note 9 of Notes to Consolidated Financial Statements.

As of March 31, 2007, the Company had a $2,000,000 line of credit for working capital, secured by accounts receivable and inventory.  The line of credit expired on April 7, 2007.

On March 12, 2007, the Company obtained an additional loan from MH Financial of $750,000.  The original note (the “Original Note”) evidencing then-exiting debt owed to MH Financial was amended (the "Amended Note") to reflect a revised principal amount of $1,778,964, which bears interest at a rate of 12% per annum ("Current Interest").  Additional interest accrues on the Amended Note at a rate of 8% per annum, which is compounded quarterly and is payable at maturity ("Deferred Interest").  The Company will make separate payments with respect to $1,006,086 of the principal under the Original Note ("Loan 1") and with respect to $750,000 of the principal added in the Amended Note ("Loan 2").  Beginning April 19, 2007 and on the same day of each subsequent month, microHelix will pay $20,000 per month to be applied to Current Interest and principal on Loan 1 and will pay $7,500 per month of Current Interest on Loan 2.  On September 30, 2007, the Company will make an additional payment of accrued Current Interest through that date with regard to Loan 2.  Beginning on October 31, 2007, and on the last day of each subsequent month through and including May 31, 2008, the Company will pay $87,555 per month to be applied against the Current Interest and principal balance of Loan 2.  All amounts outstanding under the Amended Note, including the Deferred Interest, are due and payable on June 30, 2008.

The Amended Note continues to be secured by a lien against substantially all of the assets of microHelix and Moore, including all of the outstanding common stock of Moore.   MH Financial may accelerate all amounts due under the Amended Note in the event of default.  In addition, all amounts outstanding under the Note are due and payable upon the sale of all or substantially all of the Company’s assets to anyone other than MH Financial, or upon the transfer of ownership of more than 50% of the stock.

The Company used $153,698 of the proceeds from Loan 2 of the Amended Note to pay in full a promissory note previously issued to James M. Williams, one of its directors as of the date of this Report.  The remaining proceeds were used to make payments to certain vendors and to fund operating costs.  The Amended Note replaces and supersedes the Original Note.  In connection with Loan 2, microHelix issued a warrant (the "Note Warrant") to MH Financial to purchase 666,667 shares of Common Stock at an initial exercise price of $0.015 per share.  The Note Warrant expires on March 11, 2010.  In connection with the Amended Note, the right to convert the Original Note into shares of the Company’s Common Stock was deleted.

As additional consideration to MH Financial for extending additional credit to the Company in connection with the Amended Note, the Board of Directors approved (subject to approval by the shareholders) the sale (the "Sale") to MH Financial or its assigns of all of the MicroCoax division's assets, which comprise substantially all of the operating assets, and all issued and outstanding shares of Moore.  The closing date for the Sale would be not later than September 30, 2007.  The Sale was subject to the following terms and conditions:

(a)         The purchase price for the Sale would consist of the release of the Company from liability under the Amended Note, including all amendments and modifications thereto, and assumption by the purchaser or by Moore of all of the loans, debts and payables.

(b)          All of the outstanding Series C Preferred Stock (which is currently held by MH Financial) would be converted into shares of the Common Stock before or concurrently with the closing of the Sale.

(c)          The Board of Directors retained the right to obtain a better offer for the purchase of the Company’s and/or the assets (an "Alternative Sale"), provided that no Event of Default (as defined in the Amended Note) had occurred or was continuing, and, subject to MH Financial's right to close the Sale as set forth in (d) below, all principal, interest and other amounts due under the Amended Note are to be paid in full before the closing of the Sale and contemporaneously with the closing of the Alternative Sale.

(d)         MH Financial or its assigns may close the Sale at any time following approval of the Sale by the shareholders.  Following such approval, MH Financial may give the Company notice of its intent to close the Sale.  If the Company has not closed an Alternative Sale within 10 days following MH Financial's notice, the Company and MH Financial shall proceed to close the Sale within 20 days following MH Financial's notice or such longer period as is mutually agreed.

Shareholder approval for the Sale was not requested and the Sale did not occur.

On March 12, 2007 the Company was in default under the Original Loan.  On that date, the Company and MH Financial entered into a Forbearance and Waiver Agreement (the "Forbearance Agreement") under which MH Financial agreed to forbear with respect to such defaults and agreed to waive certain of the obligations to register shares of Common Stock owned by MH Financial pursuant to the Registration Rights Agreement dated October 19, 2006 between the Company and MH Financial.    As consideration for the Forbearance Agreement, the Company issued a warrant to MH Financial (the "Forbearance Warrant") to purchase 193,333 shares of Common Stock at an exercise price of $0.015 per share. The Forbearance Warrant expires on March 11, 2010.  As additional consideration for the Forbearance Agreement, the Company also agreed to reduce the exercise price to $0.015 per share for warrants issued to MH Financial pursuant to the Original Note for a total of 153,102 shares of the Common Stock.  The Company also agreed to issue future warrants under the Amended Note with an exercise price of $0.015 per share.  After giving effect to the additional warrants issued in connection with the Amended Note and the Forbearance Agreement, MH Financial, together with its affiliates, is the beneficial holder of approximately 55% of the Company’s voting capital stock.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Risk Factors

We are subject to various risks that could have a negative effect on the Company and its financial condition, including the following.

Minimal assets

The Company has no significant assets or financial resources. It is likely the Company will sustain operating expenses without corresponding revenues until it consummates a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

Adequate financing may not be available when needed

Additional sources of funding would be required for us to continue operations. There is no assurance that the Company can raise working capital or if any capital would be available at all. Failure to obtain financing when needed could result in curtailing operations, acquisitions or mergers and investors could lose some or all of their investment.

Speculative nature of the Company's proposed operations

The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond our control.

Scarcity of and competition for business opportunities and combinations

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do.  The Company will therefore be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

No agreement for business combination or other transaction – No standards for business combination

As of this filing, the Company has not reached any definitive understanding with any person or entity concerning a merger or acquisition. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. We have not established a specified level of earnings, assets, net worth or other criteria that we will require a target company to have achieved, or that would prevent us from considering a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Continued management control, limited time availability

While seeking a business combination, our remaining officer anticipates devoting only a limited amount of time per month to our business. Our ability to attract and retain key personnel is critical to our future success.  There is no guarantee that we will be able to hire and retain qualified officers.

Conflicts of interest

The Company's remaining officer and directors participate in other business ventures which may compete directly with the Company.

Reporting requirements may delay or preclude acquisitions

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Lack of diversification

Our activities will be limited to the operations engaged in by the business entity with which we merge or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

Regulation under Investment Company Act

Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 because it will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have not obtained a formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940.  Consequently, any violation of such Act could subject the Company to material adverse consequences.

Possible change in control and management

A business combination involving the issuance of the Company's equity securities could result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our shareholders to sell or transfer all or a portion of the Company's equity securities held by them. The resulting change in control will likely result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Reduction of percentage share ownership following business combination

The Company's primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in our issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued equity securities of the Company would result in reduction in percentage of shares owned by our present shareholders and would most likely result in a change in control or management of the Company.

Taxation

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake.  Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s President and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2007.  Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not designed at a reasonable assurance level nor are they effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required, and that such information is not accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company’s disclosure controls and procedures are subject to material weaknesses resulting from the Company’s loss of key personnel.  Because of the limited number of personnel available for accounting duties, there is an inadequate segregation of duties related to accounting controls.  The accounting department consists only of the Company’s Chief Financial Officer.  The Company believes that remediation of the lack of segregated duties can be accomplished through the hiring of additional accounting personnel or be adding or modifying certain existing internal control procedures.  Due to the Company’s current lack of financial resources it has not been reasonable or cost beneficial for the Company to hire extra accounting personnel who would have no other purpose, duties, or workload than to provide formal segregation of duties under internal control principles.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of March 31, 2007 microHelix was not involved in any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, the Company issued warrants to its lenders exercisable for share of its Common Stock.  See Item 2. Management’s Discussion and Analysis or Plan of Operation—Liquidity and Capital Resources.  All of such warrants were issued in reliance on Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and the Company obtained representations from the investors as to their status as “accredited investors” as that term is defined in Regulation D.

ITEM 6. EXHIBITS

(a) Exhibits:

10.1(1)	Promissory Note dated December 28, 2006 issued by microHelix, Inc. to James M. Williams
10.2(1)	Subordination Agreement dated December 28, 2006 among microHelix, Inc., James M. Williams and BFI Business Finance
10.3(2)	Second Agreement Regarding Amendment of Promissory Note dated March 12, 2007 between microHelix, Inc. and MH Financial Associates, LLC
10.4(2)	Second Amended and Restated Promissory Note dated March 12, 2007 issued by microHelix, Inc. to MH Financial Associates, LLC
10.5(2)	Form of Warrant dated March 12, 2007 issued by microHelix, Inc. to MH Financial Associates, LLC.
10.6(2)	Form of Amendment to Warrant dated March 12, 2007 between microHelix, Inc. and MH Financial Associates, LLC
10.7(2)	Forbearance and Waiver Agreement dated March 12, 2007 between microHelix, Inc. and MH Financial Associates, LLC
10.8(2)	Amendment to Registration Rights Agreement dated March 12, 2007 between microHelix, Inc. and MH Financial Associates, LLC
10.9(3)*	Independent Contractor Agreement effective February 12, 2007 between Moore Electronics, Inc. and Dr. Steven G. Ashton, as amended
31.1(4)	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(4)	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Form 8-K filed on January 3, 2007.
(2)	Incorporated by referenced to the Company's Form 8-K filed on March 16, 2007.
(3)	Incorporated by reference to the Company's Forms 8-K filed on March 16, 2007 and April 5, 2007.
(4)	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ James E. Horswill	President and Chief Financial Officer	March 24, 2009
James E. Horswill