Form 10-Q
period 2007-06-30
MICROHELIX INC
filed 2009-03-25
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the Transition Period from to

Commission file number: 001-16781

MICROHELIX, INC.
(Exact Name of Registrant as Specified in its Charter)

Oregon	91-1758621
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5300 Meadows Road, Suite 400, Lake Oswego, Oregon	97035
(Address of Principal Executive	(Zip Code)
Offices)

(Issuer's Telephone Number, Including Area Code): 503-419-3564

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☒ No ☐

As of March 16, 2009, there were 1,972,568 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

microHelix, Inc.
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2007

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

MICROHELIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
June 30, 2007 and December 31, 2006

	2007	2006
Assets
Current Assets:
Cash	$23,177	$40,680
Accounts receivable, net of allowance of $84,087 and $3,206 at June 30, 2007 and December 31, 2006 respectively	675,543	1,905,660
Inventories, net	444,146	1,600,403
Prepaid expenses and other current assets	21.101	43,692
Total current assets	1,163,967	3,590,435

Property and equipment, net	714,872	904,231

Intangible assets	—	350,112
Goodwill	—	732,365
Total assets	$1,878,839	$5,577,143

Liabilities and Shareholders' Deficit
Current Liabilities:
Checks issued in excess of bank balances	$32,635	$129,397
Accounts payable	2,030,589	1,633,288
Accounts payable-related parties		8,232
Accrued liabilities	316,693	609,599
Line of credit	379,277	1,897,432
Current maturities of notes payable, net of debt discount of $530,198 at June 30, 2007	1,498,285	347,938
Note payable to shareholder	—	150,000
Common stock warrant liability	339,620	—
Total current liabilities	4,597,099	4,775,886

Long-Term Liabilities:
Notes payable, less current maturities, net of debt discounts	—	801,262
Deferred tax liability	206,408	298,145
Total long-term liabilities	206,408	1,099,407
Total liabilities	4,803,507	5,875,293

Shareholders' Deficit:
Preferred stock, convertible, no par value, 750,000 shares authorized,
279,070 Series C Preferred Stock issued and outstanding, liquidation preference $600,000	533,000	533,000
Common stock, no par value, 25,000,000 shares authorized,
966,339 and 965,672 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	17,462,823	17,462,823
Additional paid-in capital	5,989,455	6,292,850
Accumulated deficit	(26,909,946)	(24,586,823)
Total shareholders' deficit	(2,924,668)	(298,150)
Total liabilities and shareholders' deficit	$1,878,839	$5,577,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Sales	$2,501,021	$3,949,315	$5,306,164	$7,727,299
Cost of sales	2,819,625	3,145,307	5,632,557	6,713,268
Gross profit (loss)	(318,604)	804,008	(326,393)	1,014,031

Operating Expenses:
Sales and marketing	82,016	126,312	209,976	311,357
General and administrative	421,916	634,171	885,639	1,100,758
Total operating expenses	503,932	760,483	1,095,615	1,412,115
Loss from operations	(822,536)	43,525	(1,422,008)	(398,084)

Other income (expense):
Interest and other income	—	71	—	449
Impairment expense-intangible assets	(242,658)	—	(242,658)	—
Impairment expense-goodwill	(732,365)	—	(732,365)	—
Loan restructuring expense	3,191	—	(989,079)	—
Warrant valuation gain	2,174,383	—	1,478,580	—
Interest expense	(255,905)	(88,996)	(507,330)	(156,399)
Other income (expense) – net	946,646	(88,925)	(992,852)	(155,950)

Net income (loss) before benefit from income taxes	124,110	(45,400)	(2,414,860)	(554,034)

Benefit from income taxes	(45,868)	(45,869)	(91,737)	(91,738)
Net income (loss)	169,978	469	(2,323,123)	(462,296)
Preferred dividends	—	(103,125)	—	(206,250)
Net income (loss) attributable to common shareholders	$169,978	$(102,656)	$(2,323,123)	$(668,546)

Net income (loss) per share attributable to common shareholders – Basic	$.18	$(.70)	$(2.40)	$(4.63)
Diluted	$.08	$(.70)	$(2.40)	$(4.63)

Weighted average number of shares outstanding – Basic	966,339	145,759	966,309	144,486
Diluted	2,171,948	145,759	966,309	144,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2007	2006
Cash Flows Provided By (Used In) Operating Activities:

Net loss	$(2,323,123)	$(462,296)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Depreciation –capital assets	189,359	202,604
Goodwill impairment	732,365	—
Amortization – intangible assets	107,454	107,460
Intangible assets impairment	242,658	—
Provision for doubtful accounts	80,881	7,987
Provision for inventory reserves	338,424	97,250
Common stock issued for services	2,500	46,017
Loan restructuring costs	992,270	—
Warrant valuation gain	(1,478,580)	—
Interest expense-amortization	176,124	—
Benefit for deferred income taxes	(91,737)	(91,738)
Warrants used for services	—	31,923
Change in assets and liabilities:
(Increase) Decrease in assets:
Accounts receivable	1,149,236	(116,609)
Inventories	817,833	(674,326)
Prepaid expenses and other current assets	22,591	8,508
Intangibles, other assets and deposits	—	(31,923)
Increase (Decrease) in liabilities:
Accounts payable and checks issued in excess of cash balances	292,307	859,337
Accrued liabilities	(292,906)	70,369
Customer deposit	—	(163,456)
Net cash provided by (used in) operating activities	957,656	(108,893)

Cash Flows Provided by (Used In) Investing Activity:
Capital Expenditures	—	(225,529)
Net cash used in investing activity	—	(225,259)

Cash Flows Provided by (Used In) Financing Activities:

Payments on line of credit	(9,277,197)	(9,156,470)
Proceeds from line of credit	7,759,042	9,260,951
Proceeds from notes payable	—	286,650
Payments on notes payable	(57,004)	(12,476)
Payments on notes payable to shareholders	(150,000)	(78,276)
Proceeds from issue of notes payable to shareholders	750,000	—
Net cash provided by (used in) financing activities	(975,159)	300,379

Change in cash	(17,503)	(34,043)
Cash, beginning of period	40,680	58,312
Cash, end of period	$23,177	$24,269

Supplemental Cash Flow Information:
Interest paid	$—	$151,707
Income taxes paid	$—	$—
Preferred Dividends	$—	$(206,250)

Supplemental Disclosure of Non-cash Financing Activities:
Warrants issued to lenders-recorded as debt discount	$551,970	$31,923
Common stock warrant liability	$1,818,200	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Six Months Ended June 30, 2007 and 2006

1.   Summary of Significant Accounting Policies and Basis of Presentation

Nature of Operations— For the period covered by this report, the three and six months ending June 30, 2007, microHelix, Inc. ("we," "us," the "Company" or "microHelix") was a manufacturer of custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer markets.   On May 31, 2007, the Company surrendered substantially all its assets to its secured creditors.  On September 28, 2007, the Company suspended manufacturing operations and concluded the disposition of all its assets to its secured creditors.  The Company thereafter became a shell company.  See “Going Concern” and Note 10 – Subsequent Events.

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

Going Concern— Despite the Company’s efforts to restructure its debts, continuing deterioration of the Company’s financial condition during April and May 2007 caused the Board of Directors to approve a voluntary surrender of the Company's assets to its secured creditors and begin winding up its affairs.  In connection with the windup, the Company stopped paying its unsecured creditors for goods and services provided prior to May 21, 2007.  To ensure an orderly transition, the Company’s customers agreed to substantial price increases, provided raw materials and subsidized certain expenses which allowed Moore to fill its backlog, collect its receivables and cure outstanding deficiencies in rent payments and benefits plans.  The Company applied the proceeds from filling these orders to the outstanding balances due to its secured creditors.

These financial statements reflect the shutdown (discontinuance) of the MicroCoax Assembly Solutions division on May 23, 2007.  The division’s assets were sold to an unrelated third party for $17,000 during July 2007.  Moore continued to operate for the benefit of the secured creditors through September 28, 2007 after which its assets were sold to an unrelated third party for $75,000.  See Note 2 – Terms of Troubled Debt Modification, Note 6 – Fixed Assets, Note 7 – Goodwill and Other Intangible Assets and Note 10—Subsequent Events.

Stock-Based Compensation— No options were granted or stock grants made during the three or six months ending June 30, 2006 or 2007.  The Company's policy covering equity compensation grants to either employees or directors is to recognize the expense as described in FAS 123 (R).

Net Income/(Loss) per Share — The Company uses SFAS No. 128, "Earnings per Share" for calculating the basic and diluted income/(loss) per share. Basic income/ (loss) per share is computed by dividing the net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding. Because the Company recorded a loss for the six months ending June 30, 2007 and the three and six months ending June 30, 2006; the issuance of shares from the conversion of preferred stock, options or warrants would be anti-dilutive.  Thus, basic and diluted losses per common share were identical for these periods. The Company computes dilutive shares using the treasury method.  For the three months ending June 30, 2007 the following reconciles the denominator of the basic and diluted earnings per share computation:

Weighted average basic shares outstanding	966,339
Warrants	1,019,562
Convertible preferred stock	186,047
Weighted average diluted shares outstanding	2,171,948

For the six months ended June 30, 2007, the outstanding number of potentially dilutive common shares totaled 1,250,985 shares of Common Stock, consisting of Series C Preferred Stock convertible into 186,047 shares of Common Stock, and warrants to purchase 1,064,938 shares of Common Stock.  For the three months ended June 30, 2007, warrants to purchase 45,376 shares of Common Stock were not included in the dilutive earnings per share computation as the effects would have been anti-dilutive.  At June 30, 2006, the outstanding number of potentially dilutive common shares totaled 846,280 shares of Common Stock, consisting of Series B Preferred Stock convertible into 733,333 shares of Common Stock, Class B warrants to purchase 61,789 shares of Common Stock, and other warrants to purchase 51,158 shares of Common Stock.

2. Terms of Troubled Debt Modification

At December 31, 2006, the Company had outstanding a promissory note payable to MH Financial Associates, LLC, an Oregon limited liability company ("MH Financial"), with an outstanding principal balance of $1,006,086 (the "Original Note").  The Original Note was due in July 2007.  Effective March 12, 2007 the Company and MH Financial modified the terms of the Original Note as follows:

(a)	MH Financial loaned the Company an additional $750,000;

(b)	The due date of the Original Note was extended to June 30, 2008;

(c)	MH Financial's right to convert the Original Note into shares of Company Common Stock was deleted;

(d)	The Company issued MH Financial and a related party a warrant to purchase 666,667 shares of the Common Stock with an exercise price of $0.015 per share;

(e)	The exercise price on warrants to purchase 153,102 shares of Common Stock previously issued to MH Financial was reduced from $4.50 to $0.015 per share; and

(f)
The Company issued MH Financial a warrant to purchase 193,333 shares of the Company’s Common Stock with an exercise price of $0.015 per share, as consideration for MH Financial's forbearance of certain defaults under the Original Note.

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

As additional consideration to, and as a requirement of, MH Financial extending additional credit to microHelix and modifying the Original Note, the Company’s Board of Directors approved the sale (the "Sale") to MH Financial or its assigns all of microHelix's MicroCoax Assembly Solutions division's assets, which comprised substantially all of the Company's operating assets, and all issued and outstanding shares of Moore.  The closing date for the Sale was to be not later than September 30, 2007, and would be subject to certain terms and conditions, including approval by microHelix's shareholders.  Shareholder approval for the Sale was not requested and the Sale did not occur.

James M. Williams, Chairman of the Board and a director of microHelix during the period covered by this report, is an investor in MH Financial.  MH Financial is an affiliate of Aequitas Capital Management, Inc., which served as microHelix's exclusive financial advisor during the period covered by this report.

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is expected to expand the use of fair value measurement and to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Company is required to adopt SFAS No. 159 effective at the beginning of fiscal year 2008.  The Company is evaluating the potential impact of SFAS No. 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS No.160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company is evaluating the potential impact SFAS No. 160  on its consolidated financial statements.

4.   Customer Concentration

During the three months ended June 30, 2007 and 2006 approximately $1,185,827 and $2,698,000 in sales were made to four customers.  For the six months ended June 30, 2007 and 2006, $2,137,853 and $5,619,000 respectively of the Company’s sales were made to these same four customers and the accounts receivable balance for these four customers as of June 30, 2007 totaled $353,983.

5.   Inventories

Inventories at June 30, 2007 are as follows:

Finished goods	$78,368
Work-in process	—
Raw materials	816,328
Total inventory	894,696
Less: reserves	(450,550)
Net inventory	$444,146

6.   Fixed Assets

Fixed Assets, as required by FAS 144, must be tested for impairment whenever an event occurs or circumstances change that would significantly change the carry value of the fixed assets.  Due to the impending sale of the Company’s assets the Company performed an impairment analysis, as required by FAS 144 during the second quarter, and determined that the Fixed Assets were not impaired as of June 30, 2007.  The analysis included an estimate of future undiscounted cash flows until the sale takes place.

7.   Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net identified tangible and intangible assets of the acquired business.  The Company evaluates the recorded value of Goodwill on at least an annual basis, or more frequently when a significant event occurs or circumstances change.

During April and May 2007, the Company’s financial condition deteriorated significantly from the loss of a major customer (due to regulatory actions taken against that customer), loss of personnel, and continuing operating deficits.  On May 31, 2007 the Company surrendered its assets to its secured creditors and began winding up its affairs.  In connection with the windup, the Company determined that its Goodwill was impaired and recorded a charge of $732,365 as of June 30, 2007, writing down the value of its Goodwill to $0.

As a result of the Company's purchase of Moore in April 2005, the Company acquired identifiable defined life intangible assets such as customer contacts and lists and manufacturing process technology.  The customer lists and contacts are amortized on a straight-line basis over a 3-year period and the manufacturing process technology is amortized over a 5-year period on a straight-line basis.  The Company continued to amortize these identifiable intangible assets over these lives until the quarter ending June 30, 2007 when the Company, for the reasons listed in the previous paragraph, recorded a charge of $242,658 reducing the value of its intangible assets to $0.  The impairment was calculated using the discounted cash flows expected to be derived from the remaining use of the assets in 2007.

For the six months ending June 30, 2007 and 2006, the Company recorded $107,454 and $107,460, respectively, as amortization expense.

8. Notes Payable and Warrants

A summary of the Company’s notes payable outstanding as of June 30, 2007 is as follows:

VenCore Solutions, LLC	$215,732
MH Financial Associates, LLC	1,739,081
EPICOR Software Corporation	63,137
Other	10,533
Total notes payable	$2,028,483
Debt discounts
Warrants issued with VenCore note	$(19,154)
Warrants issued with MH Financial note	(511,044)
Notes payable, net	$1,498,285

On March 12, 2007 the Company modified its note payable owed to MH Financial.  See Note 2 -- Terms of Troubled Debt Modification.  In connection with such modification, the Company issued warrants that grant MH Financial the right to purchase 666,667 shares of Common Stock of the Company at an exercise price of $0.015 per share.  The warrants expire on March 11, 2010.  The warrants have a fair value relative to the fair value of the associated debt of $551,970 calculated using the Black-Scholes option pricing model with the following assumptions:

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

As of June 30, 2007, the Company was in default on the note payable to EPICOR Software Corporation, an unsecured creditor, and in default on the notes payable to VenCore and MH Financial, both secured creditors.

9. Liability for Potentially Dilutive Securities in Excess of Authorized Number of Common Shares

In accordance with EITF 00-19, the Company accounts for potential shares that can be converted to Common Stock that is in excess of authorized shares, as a liability that is recorded at fair value. Effective with the March 12, 2007 modification of its debt with MH Financial, total potential outstanding Common Stock exceeded the Company’s authorized shares of Common Stock.  At that time, outstanding warrants granted their holders the right to purchase approximately 579,867 more shares of Common Stock (post-split) than were authorized in the Company’s Amended and Restated Articles of Incorporation, as amended. The fair value of the warrants in excess of the authorized shares at March 12, 2007 was $1,818,200 and was recognized as a liability on that date. This liability is required to be evaluated at each reporting date with any change in value included in other income/ (expense) until such time as enough shares are authorized to cover all potentially convertible instruments.  At June 30, 2007 the Company had recorded $695,803 in loss related to the change the fair value of its potential liability.  During the second quarter of 2007 the fair value decreased by $2,174,383 and the Company recorded the amount as other income.

The Company’s shareholders in January 2008 voted to amend the Company’s Amended and Restated Articles of Incorporation, as amended, to increase the number of authorized shares of Common Stock such that a sufficient number of authorized shares existed to permit the exercise of all outstanding warrants (See Note 10-Sebsequent Events).

10.   Subsequent Events

On July 10, 2007 the assets and inventory of MicroCoax Assembly Solutions division of the Company was sold to an unrelated third party.   VenCore Solutions, LLC, as a secured creditor received $5,000 from its security interest in the equipment.  MH Financial, as a secured creditor, received $10,000 from the sale of  inventory and $2,000 from the sale intangible assets.

On September 28, 2007 the assets and inventory of Moore were sold to an unrelated third party.  VenCore Solutions, LLC, as a secured creditor received $75,000 from the sale of equipment.  MH Financial, as a secured party, received 90% of the cost of any inventory used in the assembly or manufacturing of products through March 31, 2008.  The purchaser was also to pay MH Financial three percent (3%) of all revenue for products and services provided to certain Moore customers through December 31, 2008.

On January 2, 2008 MH Financial exercised warrants to purchase 133,333 shares of Common Stock for $2,000.

At a special meeting on January 15, 2008, the Company’s shareholders voted to amend the Company’s Amended and Restated Articles of Incorporation as amended to increase the number of shares of Common Stock the Company is authorized to issue to 75 million and the number of shares of Preferred Stock the Company is authorized to issue to 10 million.

On February 27, 2008 a related party to MH Financial exercised warrants to purchase 73,915 shares of Common Stock for $1,109.

On March 3, 2008 MH Financial exercised warrants to purchase 798,981 shares of Common Stock for $11,985.

On March 19, 2008 at a special meeting of the shareholders the Company’s Amended and Restated Articles of Incorporation, as amended, were amended to effect a 15-for-1  reverse split of the Company’s Common Stock.  The accompanying condensed consolidated financial statements, notes, and other references to share and per share data have been retroactively restated to reflect the reverse stock split for all periods presented.  At that same meeting, Thomas Sidley and Donald Megrath were elected to the Company’s Board of Directors.  Each of Messrs. Sidley and Megrath is an employee of Aequitas Capital Management, Inc., an affiliate of MH Financial.

On June 27, 2008 the Company obtained a loan from MH Financial in the amount of $977,743.  The loan amount includes $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 25, 2009, and has received no additional advances against the $500,000 loan amount.  Effective as of the date of this loan, interest will accrue on the outstanding principal balance of the loan at a rate of 20% per annum.  As a condition of the initial disbursement of June 27, 2008, the Company also issued warrants to purchase 7,466,666 shares of Common Stock at $0.001 per share.  As a condition of the December 31, 2008 advance the Company also issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.  As a condition of the February 25, 2009 advance the Company also issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.  In addition the Company signed a financial advisory agreement with MH Financial which included the provision that the Company would issue warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.  The original due date of the loan was December 27, 2008 and, as a condition of the December 31, 2008 advance, the due date was extended to December 27, 2009.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Because Moore continued to operate during the windup period, management continued to evaluate its estimates for Moore on a going concern basis that assumed continued operations, including those related to product returns, bad debts, inventories, prepaid expenses, intangible assets, income taxes, warranty obligations, and other contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from those estimated.  The Company’s MicroCoax Assembly Division was evaluated as a discontinued operation and the value of its remaining assets was adjusted to $17,000, which is the value the Company received from the sale of these assets to an unrelated third party on July 12, 2007. The Company believes the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue Recognition —The Company recognizes  revenue from commercial sales of cables, connectors, customized cable assemblies, wire harnesses, and mechanical assemblies when title passes, which is upon shipment.  Commercial sales are made F.O.B. point of shipment, and the products must be physically shipped from the factory.  Returns are limited to nonconforming products and the volume of returns has been insignificant.  The Company does not establish reserves for returns because they have been minimal.

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

During April and May 2007, the Company’s financial condition deteriorated significantly from the loss of a major customer (due to regulatory actions taken against that customer by the United States FDA that were unrelated to the Company), loss of key personnel, and continuing and accelerating operating deficits.  On May 31, 2007 the Company surrendered its assets to its secured creditors and began winding up its affairs; a circumstance that indicated a need for an impairment review.  In connection with the windup, the Company determined that the liquidation value of its tangible assets was insufficient to repay its secured and unsecured creditors, and therefore, the carrying value of goodwill required adjustment.  The Company recorded a charge of $732,365 as of May 31, 2007, writing the value of its goodwill to $0; and a charge of $296,385, writing the value of its intangibles to $0.

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

The Company has incurred significant losses since inception and those losses have continued.  In the normal course of its business the Company has had to rely on a relatively small number of OEMs for the majority of its sales.  Short term changes in the OEM's demand schedule have made expenses and cash requirements uncertain.  The Company has not been successful in achieving profitability.  During April and May 2007, the Company’s financial condition deteriorated significantly.  On May 31, 2007 the Company surrendered its assets to its secured creditors and began winding up its affairs.  The Company operated for the benefit of its secured creditors until September 2007, at which time it ceased manufacturing operations.

microHelix was formed in 1991 to develop manufacturing techniques for medical device interconnect systems.  The Company began manufacturing operations in 1998, designing and building cable assemblies and micro-electric interconnects and subsequently sold this operation to an unrelated third party in 2004.

The MicroCoax division designed and manufactured cable assemblies for OEM customers for use in medical ultrasound probes, laparoscopes, catheters and flaw detection ultrasound.  The division was built around assets acquired in 1999. The Company sold this operation to an unrelated third party during July 2007 and used the proceeds of this sale to partially repay debt.

In April 2005, the Company acquired 100% of the outstanding stock of Moore Electronics (“Moore”).  Moore manufactured custom cable assemblies, wire harnesses and electro-mechanical assemblies for medical and commercial equipment manufacturers.  The Company sold this operation to an unrelated third party during September 2007 and used the proceeds of this sale to partially repay debt.

The Company completed its initial public offering in November 2001.  During the period covered by this Report, the Common Stock currently trades on the Pink Sheets under the symbol MHLX.PK.  On June 11, 2007 the Company filed a Form 15 with the Securities and Exchange Commission terminating its registration under Section 12(g) of the Securities Exchange Act of 1934 and the suspension of its duty to file reports under Sections 13 and 15(d) of the Securities Exchange Act of 1934.  On March 24, 2009, the Company recommenced filing reports due under of the Securities Exchange Act of 1934.

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Total sales in the second quarter of 2007 were $2,501,021, compared to $3,949,315 in the second quarter of 2006, a decrease of $1,448,294 or 36.7%.  For the six months ended June 30, 2007 total sales were $5,306,164 compared to $7,727,299, or a decrease of $2,421,135 on a year to date basis, a decrease of 31.3%.  The decrease for the three month and six months is due to the loss of a key customer: the Redmond, Washington facility of Physio-Control, Inc., a subsidiary of Medtronic, Inc., due to regulatory actions taken by the United States FDA against Physio-Control, Inc. that were unrelated to the Company.

Gross loss in the second quarter of 2007 was $(318,604) compared to a gross profit of $804,008 in the second quarter of 2006, a decrease of $1,122,612.  For the six months ended June 30, 2008 the total gross loss was ($326,393) compared to a gross profit of $1,014,031 recorded in the first six months of 2006.  The degradation in the gross profit resulted primarily from the suspension of shipments to Physio-Control and higher than anticipated manufacturing expenses and material costs.

Total operating expenses in the second quarter of 2007 were $503,932, compared to $760,483 for the same period one year ago, a decrease of $256,551 or 33.8%.  For the six month period ending June 30, 2007 the total operating expenses were $1,095,615 compared to $1,412,115 for the first six months of 2006, or a $316,500 decrease.  The decrease is due to head count reductions that reduced salary and related benefits expenses, and reduced consultant expenses.

Sales and marketing expenses for the second quarter of 2007 were $82,016, compared to $126,312 in the second quarter of 2006, a decrease of $44,296 or 35.1%.  For the six month period ending June 30, 2007 the sales and marketing expenses were $209,976 compared to $311,357 for the first six months of 2006, or a $101,381 decrease.   This decrease was primarily a result of head count reductions that reduced salary and related benefits expense.

General and administrative expenses for the second quarter of 2007 were $421,916 compared to $634,171 in the second quarter of 2006, a decrease of $212,255 or 33.5%.  For the six month period ending June 30, 2007 the general and administrative expenses were $885,639 compared to $1,100,758 for the first six months of 2006, or a $215,119 decrease.   The decrease resulted principally from head count reductions that reduced salary and related benefit expenses.

Net other income for the second quarter of 2007 was $946,646 compared to net other expense of ($88,925) for the second quarter of 2006.  For the six month period ending June 30, 2007 net other (expense) was ($992,852) as compared to ($155,950) for the first six months of 2006.  The difference are attributable to the income and expense associated with the change in the warrant valuation offset by the amortization of note discount, loan restructuring expenses, higher interest rates, the impairment of the intangible assets, and the additional impairment of the goodwill.

The Company recorded net income of $169,978 in the second quarter of 2007 compared to a net income of $469 in the second quarter of 2006.  No dividends were accrued in the second quarter of 2007. Dividends accrued on the Company’s Series B Preferred Stock were $103,125 in the second quarter of 2006 and were paid in shares of the Company’s Common Stock during 2006.  Net income (loss) attributable to common shareholders was $169,978 in the second quarter of 2007 and $(102,656) in the second quarter of 2006.  For the six months ended June 30, 2007 the Company recorded a loss of $(2,323,123) compared to a loss of $(462,296) recorded during the first six months of 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company had $23,177 of cash and cash equivalents.  Cash provided by operating activities during the six-month period ended June 30, 2007 was $957,656 compared to $108,893 used in the same period a year ago, an improvement of $1,066,549. The cash provided by operations during the first six months of the year primarily related to a decrease in accounts receivable of $1,149,236, a decrease in inventories of $817,833, and an increase in accounts payable of $292,307 that was offset by a decrease in accrued payables by $292,906.

For the six months ending June 30, 2007 the Company used $975,159 for financing activities as compared to $300,379 of cash provided by financing activities during the first six months of 2006.  The primary use of the cash during 2007 was to pay down the debt owed to the Company’s secured creditors.

During April and May 2007, the Company’s financial condition deteriorated significantly from the loss of a major customer (due to regulatory actions taken against that customer by the United States FDA that were unrelated to the Company), loss of key personnel, and continuing and accelerating operating deficits.  On May 31, 2007 the Company surrendered its assets to its secured creditors and began winding up its affairs.  The Company’s secured lenders sold the assets of the MicroCoax Assembly division to an unrelated third party during July 2007 and the assets of Moore to an unrelated third party in September 2007.  Proceeds from these sales and the liquidation of accounts receivable and other assets were used to partially repay the amounts due under various secured lending agreements.  At the conclusion of business operations in September 2007, the Company still owed its secured lenders approximately $365,536.   In connection with the asset surrender, the Company stopped paying its unsecured creditors for goods and services provided prior to May 21, 2007.  To ensure an orderly transition, certain of the Company’s customers agreed to a substantial price increase, provided raw materials and subsidized certain expenses which allowed Moore to fill its backlog, collect its accounts receivable and cure certain outstanding deficiencies in rent payments and benefits plans.  On September 28, 2007, Moore and the Company discontinued all manufacturing operations and sold their remaining assets to an unrelated third party.

The following description of the Company's principal debt at June 30, 2007 should be read in the context of the foregoing paragraph.  See also Note 10 of Notes to Consolidated Financial Statements.

On March 12, 2007, the Company obtained an additional loan from MH Financial of $750,000.  The original note (the "Original Note") evidencing then-existing debt owed to MH Financial was amended (the "Amended Note") to reflect a revised principal amount of $1,778,964, which bears interest at a rate of 12% per annum ("Current Interest").  Additional interest accrues on the Amended Note at a rate of 8% per annum, which is compounded quarterly and is payable at maturity ("Deferred Interest").  The Company will make separate payments with respect to $1,006,086 of the principal under the Original Note ("Loan 1") and with respect to $750,000 of the principal added in the Amended Note ("Loan 2").  Beginning April 19, 2007 and on the same day of each subsequent month, microHelix will pay $20,000 per month to be applied to Current Interest and principal on Loan 1 and will pay $7,500 per month of Current Interest on Loan 2.  On September 30, 2007, the Company will make an additional payment of accrued Current Interest through that date with regard to Loan 2.  Beginning on October 31, 2007, and on the last day of each subsequent month through and including May 31, 2008, the Company will pay $87,555 per month to be applied against the Current Interest and principal balance of Loan 2.  All amounts outstanding under the Amended Note, including the Deferred Interest, are due and payable on June 30, 2008.

The Amended Note continues to be secured by a lien against substantially all of the assets of microHelix and Moore, including all of the outstanding Common Stock of Moore.   MH Financial may accelerate all amounts due under the Amended Note in the event of default.  In addition, all amounts outstanding under the Amended Note are due and payable upon the sale of all or substantially all of the Company’s assets to anyone other than MH Financial, or upon the transfer of ownership of more than 50% of the stock.

The Company used $153,698 of the proceeds from Loan 2 of the Amended Note to pay in full a promissory note previously issued to James M. Williams, one of the directors.  The remaining proceeds were used to make payments to certain vendors and to fund operating costs.  The Amended Note replaces and supersedes the Original Note.  In connection with Loan 2, microHelix issued a warrant (the "Note Warrant") to MH Financial to purchase 666,667 shares of Common Stock at an initial exercise price of $0.015 per share.  The Note Warrant expires on March 11, 2010.  In connection with the Amended Note, the right to convert the Original Note into shares of the Company’s Common Stock was deleted.

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

On March 12, 2007 the Company was in default under the Original Note.  On that date, the Company and MH Financial entered into a Forbearance and Waiver Agreement (the "Forbearance Agreement") under which MH Financial agreed to forbear with respect to such defaults and agreed to waive certain of the obligations to register shares of Common Stock owned by MH Financial pursuant to the Registration Rights Agreement dated October 19, 2006 between us and MH Financial.    As consideration for the Forbearance Agreement, the Company issued a warrant to MH Financial (the "Forbearance Warrant") to purchase 193,333 shares of Common Stock at an exercise price of $0.015 per share. The Forbearance Warrant expires on March 11, 2010.  As additional consideration for the Forbearance Agreement, the Company also agreed to reduce the exercise price to $0.015 per share for warrants issued to MH Financial pursuant to the Original Note for a total of 153,102 shares of the Common Stock.  The Company also agreed to issue future warrants under the Amended Note with an exercise price of $0.015 per share.  After giving effect to the additional warrants issued in connection with the Amended Note and the Forbearance Agreement, MH Financial, together with its affiliates, is the beneficial holder of approximately 55% of the Company’s voting capital stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Factors

The Company is subject to various risks that could have a negative effect on the Company and its financial condition, including the following.

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

ITEM 4.   CONTROLS AND PROCEDURES

The Company’s President and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2007.  Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not designed at a reasonable assurance level nor are they effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required, and that such information is not accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During May, 2007 one unsecured creditor initiated legal action to collect the outstanding balance of $63,137 owed to them as per an unsecured note.

ITEM 6.   EXHIBITS

(a) Exhibits:
10.1(1)	Promissory Note dated December 28, 2006 issued by microHelix, Inc. to James M. Williams
10.2(1)	Subordination Agreement dated December 28, 2006 among microHelix, Inc., James M. Williams and BFI Business Finance
10.3(2)	Second Agreement Regarding Amendment of Promissory Note dated March 12, 2007 between microHelix, Inc. and MH Financial Associates, LLC
10.4(2)	Second Amended and Restated Promissory Note dated March 12, 2007 issued by microHelix, Inc. to MH Financial Associates, LLC
10.5(2)	Form of Warrant dated March 12, 2007 issued by microHelix, Inc. to MH Financial Associates, LLC
10.6(2)	Form of Amendment to Warrant dated March 12, 2007 between microHelix, Inc. and MH Financial Associates, LLC
10.7(2)	Forbearance and Waiver Agreement dated March 12, 2007 between microHelix, Inc. and MH Financial Associates, LLC
10.8(2)	Amendment to Registration Rights Agreement dated March 12, 2007 between microHelix, Inc. and MH Financial Associates, LLC
10.9(3)*	Independent Contractor Agreement effective February 12, 2007 between Moore Electronics, Inc. and Dr. Steven G. Ashton, as amended
31.1(4)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(4)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Form 8-K filed on January 3, 2007.
(2)	Incorporated by referenced to the Company's Form 8-K filed on March 16, 2007.
(3)	Incorporated by reference to the Company's Forms 8-K filed on March 16, 2007 and April 5, 2007.
(4)	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ James E. Horswill	President and Chief Financial Officer	March 24, 2009
James E. Horswill