Form 10-Q
period 2007-09-30
MICROHELIX INC
filed 2009-03-25
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended September 30, 2007

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
Quarter Ended September 30, 2007

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

MICROHELIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
September 30, 2007 and December 31, 2006

	2007	2006
Assets
Current Assets:
Cash	$5,996	$40,680
Accounts receivable, net of allowance of $84,064 and $3,206 at September 30, 2007 and December 31, 2006 respectively	184,113	1,905,660
Inventories, net	—	1,600,403
Prepaid expenses and other current assets	5,086	43,692
Total current assets	195,195	3,590,435
Property and equipment, net	—	904,231
Intangible assets	—	350,112
Goodwill	—	732,365
Total assets	$195,195	$5,577,143

Liabilities and Shareholders’ Deficit
Current Liabilities:
Checks issued in excess of bank balances	$37,476	$129,397
Accounts payable	1,787,838	1,633,288
Accounts payable-related parties	—	8,232
Accrued liabilities	294,376	609,599
Line of credit	—	1,897,432
Note payable to shareholder	—	150,000
Current maturities of notes payable, net of debt discount of $44,232 at September 30, 2007	345,802	347,938
Common stock warrant liability	339,620	—
Total current liabilities	2,805,112	4,775,886

Long-Term Liabilities
Notes payable, less current maturities, net of debt discounts	—	801,262
Deferred tax liability	—	298,145
Total long-term liabilities	—	1,099,407
Total liabilities	2,805,112	5,875,293

Shareholders' Deficit:
Preferred Stock, convertible, no par value, 750,000 shares authorized,
279,070 Series C Preferred Stock issued and outstanding, liquidation preference $600,000	533,000	533,000
Common stock, no par value, 25,000,000 shares authorized,
966,339 and 965,672 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	17,462,823	17,462,823
Additional paid-in capital	5,989,455	6,292,850
Accumulated deficit	(26,595,195)	(24,586,823)
Total shareholders' deficit	(2,609,917)	(298,150)
Total liabilities and shareholders' deficit	$195,195	$5,577,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Sales	$2,673,692	$3,944,057	$7,979,856	$11,671,356
Cost of sales	1,459,901	3,249,806	7,092,458	9,963,074
Gross profit	1,213,791	694,251	887,398	1,708,282

Operating Expenses:
Sales and marketing	4,908	127,604	214,884	438,961
General and administrative	154,730	446,719	1,040,369	1,547,477
Total operating expenses	159,638	556,323	1,255,253	1,968,438
Income (loss) from operations	1,054,153	119,928	(367,855)	(278,156)

Other income (expense):
Interest and other income	—	85	—	534
Impairment expense-intangible assets	—	—	(242,658)	—
Impairment expense-goodwill	—	—	(732,365)	—
Loan restructuring expense	—	—	(989,079)	—
Warrant valuation gain	—	—	1,478,580	—
Debt forgiveness	109,471	—	109,471	—
Loss on disposal of equipment	(545,721)	—	(545,721)	—
Interest expense	(509,560)	(131,796)	(1,016,890)	(288,195)
Other income (expense) – net	(945,810)	(131,711)	(1,938,662)	(287,661)

Net income (loss) before benefit from income taxes	108,343	(11,783)	(2,306,517)	(568,817)

Benefit from income taxes	(206,408)	(45,869)	(298,145)	(137,607)
Net income (loss)	314,751	34,086	(2,008,372)	(428,210)
Preferred dividends	—	(54,247)	—	(260,496)
Net income (loss) attributable to common shareholders	$314,751	$(20,161)	$(2,008,372)	$(668,706)

Net income (loss) per share attributable to common shareholders – Basic	$.33	$(.04)	$(2.08)	$(2.16)
Diluted	$.15	$(.04)	$(2.08)	$(2.16)
Weighted average number of shares outstanding – Basic	966,339	557,847	966,319	308,982
Diluted	2,157,695	557,847	966,319	308,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30
	2007	2006
Cash Flows Provided By (Used In) Operating Activities:

Net loss	$(2,008,372)	$(428,210)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Depreciation -capital assets	266,510	325,540
Goodwill impairment	732,365	—
Amortization – intangible assets	107,454	161,187
Intangible asset impairment	242,658	—
Provision for doubtful accounts	80,858	(2,414)
Provision for inventory reserves	(404,476)	112,054
Common stock issued for services	2,500	64,017
Interest expense-amortization	662,090	—
Loan restructuring costs	992,270	—
Warrant valuation gain	(1,478,580)	—
Debt forgiveness	(109,471)	—
Loss on disposal of equipment	545,721
Benefit for deferred income taxes	(298,145)	(137,607)
Warrants used for services	—	28,731

Change in assets and liabilities:
(Increase) Decrease in assets:
Accounts receivable	1,640,689	(124,722)
Inventories	2,004,879	(862,747)
Prepaid expenses and other current assets	38,606	17,972
Intangibles, other assets and deposits	—	(28,731)
Increase (Decrease) in liabilities:
Accounts payable and checks issued in excess of cash balances	163,868	596,365
Accrued liabilities	(315,223)	66,073
Customer deposit	—	(163,456)
Net cash provided by (used in) operating activities	2,866,201	(375,948)

Cash Flows Provided By (Used In) Investing Activities:
Capital expenditures	—	(245,527)
Proceeds from sale of equipment	92,000
Net cash provided by (used in) investing activities	92,000	(245,527)

Cash Flows Provided By (Used In) Financing Activities:
Payments on line of credit	(9,656,474)	(13,140,480)
Proceeds from line of credit	7,759,042	13,284,252
Proceeds from notes payable	—	593,121
Payments on notes payable	(1,695,453)	(16,844)
Payments on notes payable to shareholders	(150,000)	(44,081)
Proceeds from issue of notes payable to shareholders	750,000	(104,406)
Net cash provided by (used in) financing activities	(2,992,885)	571,562

Change in cash	(34,684)	(49,913)
Cash, beginning of period	40,680	58,312
Cash, end of period	$5,996	$8,399

Supplemental Cash Flow Information:
Interest paid	$—	$283,503
Preferred Dividends	$—	$(260,496)

Supplemental Disclosure of Non-cash Financing Activities:
Warrants issued to lenders-recorded as debt discount	$551,970	$31,923
Common stock warrant liability	$1,818,200	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Nine Months Ended September 30, 2007 and 2006

1.   Summary of Significant Accounting Policies and Basis of Presentation

Nature of Operations— For the period covered by this report, the three and the nine months ending September 30, 2007, microHelix, Inc. ("we," "us," the "Company" or "microHelix") was a manufacturer of custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer markets.   On May 31, 2007, the Company surrendered substantially all its assets to its secured creditors and concluded the disposition of all the Company’s assets September 28, 2007, after which microHelix became a shell company.   See “Going Concern” and Note 8 – Subsequent Events.

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

Going Concern— Despite the Company’s efforts to restructure its debts, continuing deterioration of the Company’s financial condition during April and May 2007 caused the Board of Directors to approve a voluntary surrender of the Company's assets to its secured creditors and began winding up its affairs.  In connection with the windup, the Company stopped paying its unsecured creditors for goods and services provided prior to May 21, 2007.  To ensure an orderly transition, the Company’s customers agreed to substantial price increases, provided raw materials and subsidized certain expenses which allowed Moore to fill its backlog, collect its receivables and cure outstanding deficiencies in rent payments and benefits plans.  The Company applied the proceeds from filling these orders to the outstanding balances due to its secured creditors.

These financial statements reflect the shutdown (discontinuance) of the MicroCoax Assembly Solutions division which occurred May 23, 2007.  The division’s assets were sold to an unrelated third party for $17,000 during  July 2007.  Moore continued to operate for the benefit of the secured creditors through September 28, 2007 after which its assets were sold to an unrelated third party for $75,000.  These sales resulted in a loss on disposal of equipment of $545,721. See Note 2 – Terms of Troubled Debt Modification, Note 5 – Fixed Assets, Note 7 – Goodwill and Other Intangible Assets and Note 8—Subsequent Events.

Stock-Based Compensation— No options were granted or stock grants made in the nine months ending September 30, 2007 or 2006.  The Company's policy covering equity compensation grants to either employees or directors is to recognize the expense as described in FAS 123 (R).

Net Income/(Loss) per Share — The Company uses SFAS No. 128, "Earnings per Share" for calculating the basic and diluted income/(loss) per share. Basic income/(loss) per share is computed by dividing the net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding. Because the Company recorded a loss for the nine months ending September 30, 2007 and the three and nine months ending September 30, 2006; the issuance of shares from the conversion of preferred stock, options or warrants would be anti-dilutive.  Thus, basic and diluted losses per common share were identical for these periods.  The Company computes dilutive shares using the treasury method.  For the three months ending September 30, 2007 the following reconciles the denominator of the basic and diluted earnings per share computation:

Weighted average basic shares outstanding	966,339
Warrants	1,005,309
Convertible preferred stock	186,047
Weighted average diluted shares outstanding	2,157,695

For the nine months ended September 30, 2007, the outstanding number of potentially dilutive common shares totaled 1,250,985 shares of Common Stock, consisting of Series C Preferred Stock convertible into 186,047 shares of Common Stock, and warrants to purchase 1,064,938 shares of Common Stock.  For the three months ended September 30, 2007, warrants to purchase 45,376 shares of Common Stock were not included in the dilutive earnings per share computation as the effects would have been anti-dilutive.  At September 30, 2006, the outstanding number of potentially dilutive common shares totaled 119,614 shares of Common Stock, consisting of Class B warrants to purchase 61,789 shares of Common Stock and other warrants to purchase 46,297 shares of Common Stock.

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

As additional consideration to, and as a requirement of, MH Financial extending additional credit to microHelix and modifying the Original Note, the Company’s Board of Directors approved the sale (the "Sale") to MH Financial or its assigns of all of microHelix's MicroCoax Assembly Solutions division's assets, which comprised substantially all of the Company's operating assets, and all issued and outstanding shares of Moore.  The closing date for the Sale was to be not later than September 30, 2007, and would be subject to certain terms and conditions, including approval by microHelix's shareholders.  Shareholder approval for the Sale was not requested and the Sale did not occur.

James M. Williams, Chairman of the Board and a director of microHelix during the period covered by this report, is an investor in MH Financial.  MH Financial is an affiliate of Aequitas Capital Management, Inc., which served as microHelix's exclusive financial advisor during the period covered by this report.

3. Summary of Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS no. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon the acquisitions at that time.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is expected to expand the use of fair value measurement and to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Company is required to adopt SFAS No. 159 effective at the beginning of fiscal year 2008.  The Company will evaluate the impact of SFAS No. 159 on its consolidated financial statements, if any, in connection with preparing its 2007 Annual Report on Form 10-K.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company is evaluating the potential impact of SFAS No. 160 will have on its consolidated financial statements.

4.   Customer Concentration

During the three months ended September 30, 2007 and 2006 approximately $1,899,832 and $1,941,495 in sales, respectively, were made to four customers.  For the nine months ended September 30, 2007 and 2006, $3,842,960 and $7,560,623 of the Company’s sales were made to four customers and the accounts receivable balance for these four customers as of September 30, 2007 totaled $152,384.

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

As a result of the Company's purchase of Moore in April 2005, the Company acquired identifiable defined life intangible assets such as customer contacts and lists and manufacturing process technology.  The customer lists and contacts were amortized on a straight-line basis over a 3-year period and the manufacturing process technology was amortized over a 5-year period on a straight-line basis.  The Company continued to amortize these identifiable intangible assets over these lives until the quarter ending June 30, 2007 when the Company, for the reasons listed in the previous paragraph, recorded a charge of $242,658 reducing the value of its intangible assets to $0.  The impairment was calculated using the discounted cash flows expected to be derived from the remaining use of the assets in 2007.

For the nine months ending September 30, 2007 and 2006, the Company recorded $107,454 and $161,187, respectively, as amortization expense.

6.    Notes Payable and Warrants

A summary of the Company’s notes payable outstanding as of September 30, 2007 is as follows:

VenCore Solutions, LLC	$135,732
MH Financial Associates, LLC	180,633
EPICOR Software Corporation	63,137
Other	10,532
Total notes payable	$390,034
Debt discounts
Warrants issued with VenCore note	$(15,962)
Warrants issues with MH Financial notes	(28,270)
Notes payable, net	$345,802

On March 12, 2007 the Company modified its note payable owed to MH Financial.  See Note 2—Terms of Troubled Debt Modification.  In connection with such modification, the Company issued warrants that grant MH Financial the right to purchase 666,667 shares of Common Stock of the Company at an exercise price of $0.015 per share.  The warrants expire on March 11, 2010.  The warrants have a fair value relative to the fair value of the associated debt of $551,970 calculated using the Black-Scholes option pricing model with the following assumptions:

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

As of September 30, 2007, the Company was in default on the note payable to EPICOR Software Corporation, an unsecured creditor, and in default on the notes payable to VenCore and MH Financial, both secured creditors.

7.   Liability for Potentially Dilutive Securities in Excess of Authorized Number of Common Shares

In accordance with EITF 00-19, the Company accounts for potential shares that can be converted to Common Stock and that are in excess of authorized shares, as a liability that is recorded at fair value.  Effective with the March 12, 2007 modification of its debt with MH Financial, total potential outstanding Common Stock exceeded the Company’s authorized shares of Common Stock.  At that time, outstanding warrants granted their holders the right to purchase approximately 579,867 more shares of Common Stock (post-split) than were authorized in the Company’s Amended and Restated Articles of Incorporation, as amended. The fair value of the warrants in excess of the authorized shares at March 12, 2007 was $1,818,200 and was recognized as a liability on that date. This liability is required to be evaluated at each reporting date with any change in value included in other income/ (expense) until such time as enough shares are authorized to cover all potentially convertible instruments.  At September 30, 2007 the Company has recorded $695,803 in loss related to the change the fair value of its potential liability.

In January 2008 the Company’s shareholders voted to amend the Company’s Amended and Restated Articles of Incorporation, as amended, to increase the number of authorized shares of Common Stock such that authorized shares existed to permit the exercise of all outstanding warrants. (See Note 8—Subsequent Events)

8.    Subsequent Events

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

On March 3, 2008 MH Financial exercised warrants to purchase 798,981 shares of Common Stock for $11,985.

On March 19, 2008 at a special meeting of the shareholders the Company’s Amended and Restated Articles of Incorporation, as amended, were amended to effect a 15-for-1  reverse split of the Company’s Common Stock.  The accompanying condensed consolidated financial statements, notes, and other references to share and per share data have been retroactively restated to reflect the reverse stock split for all periods presented.  At that same meeting, Thomas Sidley and Donald Megrath were elected to the Company’s Board of Directors.  Each of Messrs. Sidley and Megrath is an employee of Aequitas Capital Management, Inc., and affiliate of MH Financial.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Because Moore continued to operate during the windup period; management continued to evaluate its estimates for the Moore on a going concern basis that assumed continued operations, including those related to product returns, bad debts, inventories, prepaid expenses, intangible assets, income taxes, warranty obligations, and other contingencies.  The Company based the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which formed the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from those estimated.   The Company’s MicroCoax Assembly Division was evaluated as a discontinued operation and the value of its remaining assets was adjusted to $17,000, which is the value the Company received from the sale of these assets to an unrelated third party on July 12, 2007. The Company believes the following critical accounting policies and related judgments and estimates affect the preparation of the Company’s consolidated financial statements.

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

During April and May 2007, the Company’s financial condition deteriorated significantly from the loss of a major customer (due to regulatory actions taken against that customer by the United States FDA that were unrelated to the Company), loss of key personnel, and continuing and accelerating operating deficits.  On May 31, 2007 the Company surrendered its assets to its secured creditors and began winding up its affairs; a circumstance that indicated a need for an impairment review.  In connection with the windup, the Company determined that the liquidation value of its tangible assets was insufficient to repay its secured and unsecured creditors, and therefore, the carrying value of Goodwill required adjustment.  The Company recorded a charge of $732,365 as of June 30, 2007, writing the value of its Goodwill to $0; and a charge of $296,385, writing the value of its intangibles to $0.

RESULTS OF OPERATIONS

Overview

Until September 2007, microHelix manufactured custom cable assemblies for the medical and commercial Original Equipment Manufacturer ("OEM") markets.  Typical cable assemblies included cable, connectors, contacts, flex reliefs and housings;  sub-components of medical devices and commercial electronic systems.  The Company operated the business in a single operating segment through two units: the Moore subsidiary and the MicroCoax Assembly Solutions division.

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

The Company completed the initial public offering in November 2001.  The Common Stock currently trades on the Pink Sheets under the symbol MHLX.PK.  On June 11, 2007 the Company filed a Form 15 with the Securities and Exchange Commission terminating its registration under Section 12(g) of the Securities Exchange Act of 1934 and the suspension of its duty to file reports under Sections 13 and 15(d) of the Securities Exchange Act of 1934.  On March 24, 2009, the Company recommenced filing reports due under the Securities Exchange Act of 1934.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Total sales in the third quarter of 2007 were $2,673,692, compared to $3,944,057 in the third quarter of 2006, a decrease of $ 1,270,365 or 32.2%.  For the nine months ended September 30, 2007 total sales were $7,979,856 compared to $11,671,356, a decrease of $3,691,500 or 31.6% on a year to date basis.  The decrease for the three months and nine months is due to the loss of a key customer: the Redmond, Washington facility of Physio-Control, Inc., a subsidiary of Medtronic, Inc., due to regulatory actions taken by the United States FDA against Physio-Control, Inc that were unrelated to the Company, the closure and sale of the MicroCoax Assembly Solutions division, and the wind down of microHelix, Inc. and the Moore Electronics wholly owned subsidiary.

Gross profit in the third quarter of 2007 was $1,213,791 compared to a gross profit of $694,251 in the third quarter of 2006, an increase of $519,540 or 74.8%.  For the nine months ended September 30, 2008 the total gross profit was $887,398 compared to a gross profit of $1,708,282 recorded in the first nine months of 2006, a decrease of $820,884 or 48.1%.  The degradation in the gross profit resulted primarily from the suspension of shipments to Physio-Control which was partially offset by the reduction in manufacturing related overhead costs, substantial price increases, and two customers providing subsidies for certain operating expenses.

Total operating expenses in the third quarter of 2007 were $159,638, compared to $556,323 for the same period one year ago, a decrease of $396,685 or 71.3%.  For the nine month period ending September 30, 2007 the total operating expenses were $1,255,253 compared to $1,968,438 for the first nine months of 2006, a decrease of $713,185 or 36.2%.  The decrease is due to head count reductions that reduced salary and related benefits expenses, and reduced consultant expenses related to the sale of the MicroCoax Assembly Solutions division, and the wind down of microHelix, Inc. and the Moore Electronics wholly owned subsidiary.

Sales and marketing expenses for the third quarter of 2007 were $4,908, compared to $127,604 in the third quarter of 2006, a decrease of $122,696 or 96.2%.  For the nine month period ending September 30, 2007 the sales and marketing expenses were $214,884 compared to $438,961 for the first nine months of 2006, or a $224,077 decrease.   This decrease is due to head count reductions that reduced salary and related benefits expense, and reduced consultant expenses related to the sale of the MicroCoax Assembly Solutions division, and the wind down of microHelix, Inc. and the Moore Electronics wholly owned subsidiary.

General and administrative expenses for the third quarter of 2007 were $154,730 compared to $446,719 in the third quarter of 2006, a decrease of $291,989 or 65.4%.  For the nine month period ending September 30, 2007 the general and administrative expenses were $1,040,369 compared to $1,547,477 for the first nine months of 2006, a decrease of $507,108 or 32.8%.  The decrease resulted principally from head count reductions that reduced salary and related benefit expenses.

Net other expense for the third quarter of 2007 was $(945,810) compared to net other expense of $(131,711) for the third quarter of 2006.  For the nine month period ending September 30, 2007 the net other (expense) was ($1,938,662) as compared to ($287,661) for the first nine months of 2006.  The differences are attributable to the income and expense associated with debt forgiveness and the change in the warrant valuation offset by the amortization of note discount, loan restructuring expenses, higher interest rates, impairment of intangible assets, the additional impairment of goodwill, and the loss on disposal of equipment.

The Company recorded a net income of $314,751 in the third quarter of 2007 compared to a net income of $34,086 in the third quarter of 2006.  No dividends were accrued in the third quarter of 2007.  Dividends accrued on the Series B Preferred Stock were $54,247 in the third quarter of 2006 and were paid in shares of the Common Stock during 2006.  Net income (loss) attributable to common shareholders was $314,751 in the third quarter of 2007 and $(20,161) in the third quarter of 2006.  For the nine months ended September 30, 2007 the company recorded a loss of $(2,008,372) compared to a loss of $(668,706) recorded during the first nine months of 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company had $5,996 of cash and cash equivalents.  Cash provided by operating activities during the nine-month period ended September 30, 2007 was $2,866,201 compared to $375,948 used in the same period a year ago, an improvement of $3,242,149. The cash provided by operations during the first nine months of the year primarily related to a decrease in accounts receivable of $1,640,689, a decrease in inventories of $2,004,879, and an increase in accounts payable of $163,868 that was offset by a decrease in accrued payables by $315,223.

For the nine months ending September 30, 2007 the Company used $2,992,885 for financing activities as compared to $571,562 of cash provided by financing activities during the first six months of 2006.  The primary use of the cash during 2007 was to pay down the debt owed to the secured creditors.

During April and May 2007, the Company’s financial condition deteriorated significantly from the loss of a major customer (due to regulatory actions taken against that customer by the United States FDA that were unrelated to the Company), loss of key personnel, and continuing and accelerating operating deficits.  On May 31, 2007 the Company surrendered its assets to its secured creditors and began winding up its affairs.  The Company’s secured lenders sold the assets of the MicroCoax Assembly division during July 2007 and the assets of Moore to an unrelated third party in September 2007.  Proceeds from these sales and the liquidation of accounts receivable and other assets were used to partially repay the amounts due under various secured lending agreements.  At the conclusion of business operations in September 2007, the Company still owed its secured lenders approximately $365,536.   In connection with the asset surrender, the Company stopped paying its unsecured creditors for goods and services provided prior to May 21, 2007.  To ensure an orderly transition, certain of the Company’s customers agreed to a substantial price increase, provided raw materials and subsidized certain expenses which allowed Moore to fill its backlog, collect its accounts receivable and cure certain outstanding deficiencies in rent payments and benefits plans.  On September 28, 2007, Moore and the Company discontinued all manufacturing operations and sold their remaining assets to an unrelated third party.

The following description of the Company's principal debt at September 30, 2007 should be read in the context of the foregoing paragraph.  See also Note 10 of Notes to Consolidated Financial Statements.

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

On March 12, 2007 the Company was in default under the Original Note.  On that date, the Company and MH Financial entered into a Forbearance and Waiver Agreement (the "Forbearance Agreement") under which MH Financial agreed to forbear with respect to such defaults and agreed to waive certain of the obligations to register shares of Common Stock owned by MH Financial pursuant to the Registration Rights Agreement dated October 19, 2006 between the Company and MH Financial.    As consideration for the Forbearance Agreement, the Company issued a warrant to MH Financial (the "Forbearance Warrant") to purchase 193,333 shares of Common Stock at an exercise price of $0.015 per share. The Forbearance Warrant expires on March 11, 2010.  As additional consideration for the Forbearance Agreement, the Company also agreed to reduce the exercise price to $0.015 per share for warrants issued to MH Financial pursuant to the Original Note for a total of 153,102 shares of the Common Stock.  The Company also agreed to issue future warrants under the Amended Note with an exercise price of $0.015 per share.  After giving effect to the additional warrants issued in connection with the Amended Note and the Forbearance Agreement, MH Financial, together with its affiliates is the beneficial holder of approximately 55% of the Company’s voting capital stock.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s President and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2007.  Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not designed at a reasonable assurance level nor are they effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required, and that such information is not accumulated and communicated to the Company’s management, including the Company’s President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company’s disclosure controls and procedures are subject to material weaknesses resulting from the Company’s loss of key personnel and the Company’s surrender of all of its assets to its creditors.  Because of the limited number of personnel available for accounting duties, there is an inadequate segregation of duties related to accounting controls.  The accounting department consists only of the Company’s Chief Financial Officer.  The Company believes that remediation of the lack of segregated duties could be accomplished through the hiring of additional accounting personnel or by adding or modifying certain existing internal control procedures.  Due to the Company’s current lack of financial resources it has not been reasonable or cost beneficial for the Company to hire extra accounting personnel who would have no other purpose, duties, or workload than to provide formal segregation of duties under internal control principles.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 2007 microHelix one unsecured creditor had initiated legal action against the Company to collect the outstanding balance owed to them as per an unsecured note.

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