Form 10-K
period 2007-12-31
MICROHELIX INC
filed 2009-03-25
CIK 1142406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-16781
microHelix, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Oregon	91-1758621
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5300 SW Meadows Rd, Suite 400, Lake Oswego, Oregon	97035
(Address of Principal Executive Offices)	(Zip Code)

(Issuer's Telephone Number, Including Area Code):
(503) 419-3564

Securities registered under Section 12(g) of the Exchange Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐                 No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☑                 No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐                 No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendments to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☑                 No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of December 31, 2008, was approximately $96,634 based upon the last sale price reported for such date on the NASDAQ OTC Market.

There were 966,339 shares of the issuer's common stock outstanding as of December 31, 2008.

At a special meeting of the shareholders on March 19, 2008, the Company's Amended and Restated Articles of Incorporation, as amended, were amended to effect a reverse split of the Company's Common Stock in which every 15 shares of Common Stock held by a shareholder was reduced to one share of Common Stock.  The consolidated financial statements, notes, and other references to share and per share data contained in this Annual Report have been retroactively restated to reflect such reverse stock split for all periods presented.

Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements reflect management's current view and estimates of future economic and market circumstances, industry conditions, company performance and financial results.  Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are subject to risks and uncertainties that could cause our future results to differ materially from the results discussed herein.  Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K.  We do not intend, and undertake no obligation, to update any such forward-looking statements to reflect events or circumstances that occur after the date of this filing.

Item 1.  Description of Business

Overview

microHelix, Inc. ("we," "us," "our," "microHelix" or the "Company") began in 1991 in Portland, Oregon as a grant and private equity funded research company, formed to develop manufacturing techniques for medical device interconnect systems. In the years that followed we established a foundation of proprietary processes and intellectual property in the areas of ultra-thin wall pinhole free wire, micro-interconnect technology, advanced laser micro-machining, specialty connectors and flex circuits.  The Company was a manufacturer of complex cable assemblies for the medical and commercial original equipment manufacturer ("OEM") markets.  The Company served a segment of the quick turn, high mix, and low volume cable assembly market generally referred to as the custom cable assembly market.  Typical cable assemblies included cable, connectors, flex reliefs, housings and printed circuit boards ("PCBs") and are critical sub-components of medical devices and commercial electronic systems.

Continuing deterioration of the Company's financial condition during April and May 2007 caused the Company to voluntarily surrender its assets to its secured creditors on May 31, 2007 and began winding up its affairs.  In connection with the windup, the Company stopped paying its unsecured creditors for goods and services provided prior to May 21, 2007.  The Company and its wholly owned subsidiary, Moore Electronics, Inc. ("Moore"), operated for the benefit of the secured creditors until September 2007, at which time it ceased manufacturing operations and became a shell company.  See Note 1 to the Consolidated Financial Statements – "Going Concern."

Because of the disposition of substantially all of our assets and the subsequent winding up of business, the Company has no ongoing operations.  Our Board of Directors has determined to maintain the Company as a public "shell" corporation, which will seek suitable business combination opportunities.  Our Board of Directors believes that a business combination with an operating company has the potential to create value for the Company's shareholders.

"Shell" Company Status

Due to our shell company status, holders of restricted securities issued while we are a shell company may not re-sell them pursuant to SEC Rule 144 for a period of one year after we cease to be a shell and have filed the necessary report with the Securities Exchange Commission to that effect.

Patents and Intellectual Property

The Company had no patents or patent applications pending as of the date of this report.

The Company currently owns the trademark "MICROHELIX" that is listed on the principal register of the United States Patent and Trademark Office.  The Company's intellectual property also includes common law trademarks, service marks and trade names.

Employees

The Company had no full-time employees and one part-time employee in the United States as of December 31, 2007.

Where You Can Find More Information

On June 11, 2007, the Company filed a Form 15 with the Securities and Exchange Commission terminating is registration under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the suspension of its duty to file reports under Sections 13 and 15(d) of the Exchange Act.  On March 24, 2009, the Company recommenced filing reports due under the Securities Exchange Act of 1934.

The Company is subject to the information requirements of the Securities Exchange Act of 1934, as amended.  In accordance with the Securities Exchange Act, we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission.  You may inspect and copy any document we file with the SEC at the SEC's public reference rooms in Washington, D.C. at 100 F Street, N.W., Washington, D.C. 20549, on official business days from 10:00 a.m. to 3:00 p.m.  You may obtain information on the operation of the SEC's public reference rooms by calling (800) SEC-0330.  You may also purchase copies of our SEC filings by writing to the SEC, Public Reference Section, 100 F Street, N.W., Washington, D.C. 20549.  Our SEC filings are also available on the SEC's website at http://www.sec.gov.

Item 1A.  Risk Factors

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

Adequate financing may not be available when needed

Additional sources of funding will be required for us to continue operations.  There is no assurance that the Company can raise working capital or if any capital will be available at all.  Failure to obtain financing when needed could result in curtailing operations, acquisitions or mergers and investors could lose some or all of their investment.

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

Continued management control, limited time availability

While seeking a business combination, our officers anticipate devoting only a limited amount of time per month to our business.  Our ability to attract and retain key personnel is critical to our future success.  There is no guarantee that we will be able to hire and retain qualified officers.

Conflicts of interest

The Company's officers and directors participate in other business ventures which may compete directly with the Company.

Reporting requirements may delay or preclude acquisitions

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.  Acquisition prospects that do not have or are unable to obtain the required audited financial statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

After the Company surrendered its assets to its secured creditors and wound up its affairs, it terminated the lease for the space previously occupied.  The Company does not currently maintain an executive office.

Item 3.  Legal Proceedings

From time to time the Company may become involved in ordinary, routine, or regulatory legal proceedings incidental to the Company's business.  As of the date of this report, one unsecured creditor had initiated legal action to collect the outstanding balance of $63,137 owed to it pursuant to an unsecured note.  The Company is not engaged in any other legal proceedings nor is the Company aware of any pending or threatened legal proceedings that, singly or in the aggregate, could have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 2007 annual meeting of shareholders was held on December 11, 2007 for the purpose of electing directors.  The following votes were cast for or withheld as to the nominee for the position of director:

Director Nominee	Votes For	Votes Withheld
James E. Horswill	663,460	0

The nominee for director was elected by the shareholders. There were no abstentions or broker non-votes with regard to this matter.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is no established public trading market for the Company's securities.  As of the date of this report the Company's Common Stock trades on the Pink Sheets under the symbol MHLX.OB.  The Company's Class B Warrants traded on the NASDAQ OTC Bulletin Board before expiring on November 16, 2006.  The table below sets forth for the periods indicated the high and low bid prices for the Common Stock as reported by the NASDAQ OTC Bulletin Board from January 1, 2006 through December 31, 2007.  The high and low bid prices for the Class B Warrants, as reported by the NASDAQ OTC Bulletin Board from January 1, 2006 through November 16, 2006 are also set forth below.  The prices shown represent interdealer prices without adjustments for retail mark-ups, mark-downs or commissions and consequently may not represent actual transactions.

Common Stock "MHLX.OB"

2007 Fiscal Quarters	High	Low
First Quarter	$0.29	$0.20
Second Quarter	$0.29	$0.035
Third Quarter	$0.05	$0.025
Fourth Quarter	$0.05	$0.007

2006 Fiscal Quarters	High	Low
First Quarter	$0.58	$0.40
Second Quarter	$0.48	$0.35
Third Quarter	$0.45	$0.35
Fourth Quarter	$0.37	$0.25

Class B Warrant "MHLXZ.OB"

2007 Fiscal Quarters	High	Low
First Quarter	$.000	$.000
Second Quarter	$.000	$.000
Third Quarter	$.000	$.000
Fourth Quarter	$.000	$.000

2006 Fiscal Quarters	High	Low
First Quarter	$0.055	$0.010
Second Quarter	$0.050	$0.005
Third Quarter	$0.140	$0.005
Fourth Quarter	$0.070	$0.001

Holders of shares of Common Stock are entitled to receive such dividends, if any, as may be declared by the Company's Board of Directors out of funds legally available therefor and, upon the Company's liquidation, dissolution or winding up, are entitled to share ratably in all net assets available for distribution to such shareholders.  The Company has not, to date, declared or paid any cash dividends to its Common Stock holders.

Recent Sales of Unregistered Securities

Other than as reported in our quarterly reports on Form 10-Q and current reports on Form 8-K, we have not sold any equity securities that were not registered under the Securities Act of 1933 during the year ended December 31, 2007.

Shareholders of Record

As of December 31, 2008, there were approximately 60 shareholders of record of the Company's Common Stock.  There is one shareholder of record of the Company's Series C Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company's Board of Directors determined in 2005 that the cost of maintaining the equity compensation plans outweighed the perceived benefits received from the Company's employees under those plans.  Therefore, these equity compensation plans were terminated.  The Company expects that for the foreseeable future any equity compensation grants to the employees and directors will be in the form of grants of shares of Common Stock.  Such grants may be restricted or unrestricted.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations

All of the references to share and per share data below have been retroactively restated to reflect the reverse stock split for all periods presented due to the 1 for 15 reverse stock split approved by the Company's shareholders on March 19, 2008.

Overview

microHelix, Inc. ("we," "us," "our," "microHelix" or the "Company") began in 1991 in Portland, Oregon as a grant and private equity funded research company, formed to develop manufacturing techniques for medical device interconnect systems. In the years that followed we established a foundation of proprietary processes and intellectual property in the areas of ultra-thin wall pinhole free wire, micro-interconnect technology, advanced laser micro-machining, specialty connectors and flex circuits.  The Company was a manufacturer of complex cable assemblies for the medical and commercial original equipment manufacturer ("OEM") markets.  The Company served a segment of the quick turn, high mix, and low volume cable assembly market generally referred to as the custom cable assembly market.  Typical cable assemblies included cable, connectors, flex reliefs, housings and printed circuit boards ("PCBs") and are critical sub-components of medical devices and commercial electronic systems.

Continuing deterioration of the Company's financial condition during April and May 2007 caused the Company to voluntarily surrender its assets to its secured creditors on May 31, 2007 and began winding up its affairs.  In connection with the windup, the Company stopped paying its unsecured creditors for goods and services provided prior to May 21, 2007.  The Company and its wholly owned subsidiary, Moore Electronics, Inc. ("Moore"), operated for the benefit of the secured creditors until September 2007, at which time it ceased manufacturing operations and became a shell company.  See Note 1 to the Consolidated Financial Statements – "Going Concern."

Because of the disposition of substantially all of our assets and the subsequent winding up of business, the Company has no ongoing operations.  The Company’s Board of Directors has determined to maintain the Company as a public "shell" corporation, which will seek suitable business combination opportunities.  The Company’s Board of Directors believes that a business combination with an operating company has the potential to create value for the Company's shareholders.

The Company's current business objective is to locate appropriate opportunities for a business combination.  The Company does not currently engage in any activity that provides cash flow.  The Company may require additional funds to cover the costs of investigating and analyzing a business combination or to fund general and administrative expenses.

The Company anticipates incurring costs related to the filing of Exchange Act reports, officer's and director's salaries and transaction costs related to a business combination in the next 12 months.  There is no assurance that the Company will be able to raise sufficient capital to cover those expenses.  Until the Company consummates a business combination, it does not anticipate any future expenditures for research and development or the purchase or sale of any property, plant or equipment.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Because Moore continued to operate during the windup period, management continued to evaluate its estimates for Moore on a going concern basis that assumed continued operations, including those related to product returns, bad debts, inventories, prepaid expenses, intangible assets, income taxes, warranty obligations and other contingencies.  The Company's MicroCoax Assembly Division was evaluated as a discontinued operation and the value of its remaining assets was adjusted to $17,000, which is the value the Company received from the sale of the MicroCoax assets to an unrelated third party on July 12, 2007.  The Company based the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which formed the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  The Company believes the following critical accounting policies and related judgments and estimates affect the preparation of the Company's consolidated financial statements.  See also Note 1 to the Consolidated Financial Statements.

Revenue Recognition—The Company recognizes revenue from commercial sales of cables, connectors, customized cable assemblies, wire harnesses, and mechanical assemblies when title passes, which is upon shipment.  Commercial sales are made F.O.B. point of shipment and the products must be physically shipped from the factory.  Returns are limited to nonconforming products and the volume of returns has been insignificant.  The Company does not establish reserves for returns because returns have been minimal.

Goodwill and Intangible Assets—The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives, unless circumstances indicate a need for more frequent review.  Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carry amount.  To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment.  The second impairment assessment involves allocating the reporting unit's fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit's goodwill as of the assessment date.  The implied fair value of the reporting unit's goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

During April and May 2007, the Company’s financial condition deteriorated significantly from the loss of a major customer (due to regulatory actions taken against that customer that were unrelated to the Company), loss of personnel, and continuing operating deficits.  On May 31, 2007 the Company surrendered its assets to its creditors and began winding up its affairs.  In connection with the windup, the Company determined that its Goodwill was impaired and recorded a charge of $732,365 as of June 30, 2007, writing down the value of its Goodwill to $0.

As a result of the Company's purchase of Moore in April 2005, the Company acquired identifiable defined life intangible assets such as customer contacts and lists and manufacturing process technology.  The customer lists and contacts were amortized on a straight-line basis over a three-year period and the manufacturing process technology was amortized over a 5-year period on a straight-line basis.  The Company continued to amortize these identifiable intangible assets over these lives until the quarter ending June 30, 2007 when the Company, for the reasons listed in the previous paragraph, recorded a charge of $242,658 reducing the value of its intangible assets to $0.

Results of Operations

The following table presents the Company's historical operating results for the periods indicated as a percentage of sales:

	Year Ended December 31,
	2006	2007
Sales	100%	100%
Cost of sales	91	89
Gross profit (loss)	9	11
Operating expenses:
Sales and marketing	4	3
General and administrative	12	14
Total operating expenses	16	17
Loss from operations	(7)	(6)
Other income (expense)	(8)	(10)
Net loss before benefit for income taxes	(15)	(16)
Income tax benefit	2	4
Net loss	(13)%	(12)%

Year ended December 31, 2007 compared with year ended December 31, 2006

One principal event affected the Company's financial results in 2007 and 2006.   Despite the Company's efforts to restructure its debts, continuing deterioration of the Company's financial condition during April and May 2007 caused the Board of Directors to approve a voluntary surrender of the Company's assets to its secured creditors and begin winding up its affairs.  See Item 1 – Overview.

Total sales in 2007 were $8,014,892, compared to $15,281,564 in 2006, a decrease of 48%.  Gross profit in 2007 was $850,842 compared to gross profit of $1,391,418 in 2006.  The decreases in sales and gross profit were due to the loss of the Redmond, Washington facility of Physio-Control, Inc., a subsidiary of Medtronic, Inc. and a key customer of the Company, due to regulatory actions taken by the United States FDA against Physio-Control, Inc. that were unrelated to the Company; the closure and sale of the MicroCoax Assembly Solutions division and the wind down of microHelix, Inc., and the wind down and sale of the assets of the Moore Electronics wholly owned subsidiary.

Total operating expenses in 2007 were $1,319,039 compared to $2,370,388 in 2006.  This decrease is due to head count reductions that reduced salary and related benefits expenses, reduced consultant expenses, the closure and sale of the MicroCoax Assembly Solutions division and the wind down of microHelix Inc., and the wind down and sale of the assets of the Moore Electronics wholly owned subsidiary.

Sales and marketing expenses for 2007 were $217,379 compared to $551,016 in 2006, a decrease of 61%.  This decrease is due to head count reductions that reduced salary and related benefits expenses, reduced consultant expenses, the closure and sale of the MicroCoax Assembly Solutions division and the wind down of microHelix Inc., and the wind down and sale of the assets of the Moore Electronics wholly owned subsidiary.

General and administrative expenses for 2007 were $1,101,660 compared to $1,819,372 in 2006.  The decrease resulted principally from head count reductions that reduced salary and related benefit expenses the closure and sale of the MicroCoax Assembly Solutions division, and the wind down of microHelix Inc., and the wind down and sale of the assets of the Moore Electronics wholly owned subsidiary.

Net other expense for 2007 was $781,169 compared to net other expense of $1,197,783 for 2006.  The difference was the income associated with debt forgiveness and the change in the warrant valuation offset by the amortization of note discount, loan restructuring expenses, higher interest rates, impairment of intangible assets (including goodwill), and the loss on disposal of equipment.

Net loss for 2007 was $951,121 compared to a net loss of $1,993,278 in 2006.

Dividends on the Series B Preferred Stock were $0 in 2007 and $260,496 in 2006.  The dividend paid in 2006 was paid in shares of our Common Stock.  Net loss attributable to holders of our Common Stock was $851,632 in 2007 and $2,786,744 in 2006. The Series C Preferred Stock paid a dividend in 2007 in the amount of $533,000 for the value of the warrants and the beneficial conversion feature.

Liquidity and Capital Resources

As of December 31, 2007, the Company had $5,797 of cash. The decrease of $34,883 in the cash balance during 2007 represents the net cash provided by operations of $3,117,188 plus $92,000 provided by investing activities, offset by $3,244,071 of cash used in financing activities.  Cash provided by operating activities in 2007 was $3,117,188 compared to $1,181,124 used in 2006.  The net cash provided by operations of $3,117,188 included a decrease in accounts receivable of $1,908,866 and a decrease in inventories of $2,004,879 that was partially offset by $1,755,378 of warrant valuation gain and $1,107,854 of gain on debt settlement.

At our Annual Meeting of Shareholders on August 17, 2006, the holders of Series B Preferred Stock voted to convert each share of Series B Preferred Stock into four shares of Common Stock, which was the conversion rate as of that date.

On October 19, 2006 and November 2, 2006, the Company issued a total of 279,070 shares of Series C Preferred Stock to MH Financial Associates, LLC ("MH Financial") at $2.15 per share for total gross cash proceeds of $600,000.  The proceeds from the sale of Series C Preferred Stock were used for working capital.  See also Note 6 to the Company's Consolidated Financial Statements.

On April 8, 2005, the Company issued a promissory note (the "2005 Note") in the amount of $1,250,000 to Marti D. Lundy as part of the Moore acquisition.  The 2005 Note was purchased from Ms. Lundy by MH Financial on October 19, 2006 in connection with the purchase by MH Financial of shares of our Series C Preferred Stock.  MH Financial is an affiliate of Aequitas Capital Management, Inc., which served as our exclusive financial advisor at that time.

During April and May 2007, the Company's financial condition deteriorated significantly from the loss of a major customer (due to regulatory actions taken against that customer by the United States FDA that were unrelated to the Company), loss of key personnel, and continuing and accelerating operating deficits.  On May 31, 2007 the Company surrendered its assets to its secured creditors and began winding up its affairs.  The Company's secured lenders sold the assets of the MicroCoax Assembly division during July 2007 and the assets of Moore to an unrelated third party in September 2007.  Proceeds from these sales and the liquidation of accounts receivable and other assets were used to partially repay the amounts due under various secured lending agreements.  At the conclusion of business operations in September 2007, the Company still owed its secured lenders approximately $365,536.   In connection with the asset surrender, the Company stopped paying its unsecured creditors for goods and services provided prior to May 21, 2007.  To ensure an orderly transition, the Company's customers agreed to a substantial price increase, provided raw materials and subsidized certain expenses which allowed Moore to fill its backlog, collect its accounts receivable and cure certain outstanding deficiencies in rent payments and benefits plans.  On September 28, 2007, Moore and the Company discontinued all manufacturing operations and sold their remaining assets to an unrelated third party.

The following description of the Company's principal debt at March 31, 2007 should be read in the context of the foregoing paragraph.  See also Notes 2, 9 and 15 to the Company's Consolidated Financial Statements.

On March 12, 2007, the Company obtained an additional loan from MH Financial of $750,000.  The original note (the "Original Note") evidencing then-existing debt owed to MH Financial was amended (the "Amended Note") to reflect a revised principal amount of $1,778,964, which bears interest at a rate of 12% per annum ("Current Interest").  The Amended Note replaces and supersedes the Original Note.  Additional interest accrues on the Amended Note at a rate of 8% per annum, which is compounded quarterly and is payable at maturity ("Deferred Interest").  The Company will make separate payments with respect to $1,006,086 of the principal under the Original Note ("Loan 1") and with respect to $750,000 of the principal added in the Amended Note ("Loan 2").  Beginning April 19, 2007 and on the same day of each subsequent month, microHelix will pay $20,000 per month to be applied to Current Interest and principal on Loan 1 and will pay $7,500 per month of Current Interest on Loan 2.  On September 30, 2007, the Company was to make an additional payment of accrued Current Interest through that date with regard to Loan 2.  Beginning on October 31, 2007, and on the last day of each subsequent month through and including May 31, 2008, the Company was to pay $87,555 per month to be applied against the Current Interest and principal balance of Loan 2.  All amounts outstanding under the Amended Note, including the Deferred Interest, were due and payable on June 30, 2008.

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

The Company used $153,698 of the proceeds from Loan 2 of the Amended Note to pay in full a promissory note previously issued to James M. Williams, one of the Company's former directors.  The remaining proceeds were used to make payments to certain vendors and to fund operating costs.  In connection with Loan 2, microHelix issued a warrant (the "Note Warrant") to MH Financial to purchase 666,667 shares of Common Stock at an initial exercise price of $0.015 per share.  The Note Warrant expires on March 11, 2010.  In connection with the Amended Note, the right to convert the Original Note into shares of our Common Stock was cancelled.

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

The Company also agreed to use commercially reasonable efforts to obtain shareholder approval at the 2007 annual meeting for the Sale and for an increase of the authorized capital stock to 75,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock.  Such approval was obtained at a special meeting of shareholders on January 15, 2008.

On March 12, 2007 the Company was in default under the Original Note.  On that date, the Company and MH Financial entered into a Forbearance and Waiver Agreement (the "Forbearance Agreement") under which MH Financial agreed to forbear with respect to such defaults and agreed to waive certain of the obligations to register shares of Common Stock owned by MH Financial pursuant to the Registration Rights Agreement dated October 19, 2006 between us and MH Financial.   As consideration for the Forbearance Agreement, we issued a warrant to MH Financial (the "Forbearance Warrant") to purchase 193,333 shares of Common Stock at an exercise price of $0.015 per share.  The Forbearance Warrant expires on March 11, 2010.  As additional consideration for the Forbearance Agreement, the Company also agreed to reduce the exercise price to $0.015 per share for warrants issued to MH Financial pursuant to the Original Note for a total of 188,741 shares of the Common Stock.  After giving effect to the additional warrants issued in connection with the Amended Note and the Forbearance Agreement, MH Financial is the beneficial holder of approximately 55% of the Company's voting capital stock.

In all of the above cases, shares of Series B Preferred Stock and Series C Preferred Stock and warrants to purchase Common Stock were issued in reliance on Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and we obtained representations from the investors as to their status as "accredited investors" as that term is defined in Regulation D.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
microHelix, Inc.
Lake Oswego, Oregon

We have audited the accompanying consolidated balance sheets of microHelix, Inc. and Subsidiary, ("the Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of microHelix, Inc. and Subsidiary, as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses and at present has no current business operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding this matter are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 11, 2009

microHelix, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2006	2007
Assets
Current Assets:
Cash	$40,680	$5,797
Accounts receivable, net of allowance of $3,206 and $0 at December 31, 2007 and 2006, respectively	1,905,660	—
Inventories, net	1,600,403	—
Prepaid expenses	43,692	22,917
Total current assets	$3,590,435	28,714

Property and equipment, net	904,231	—

Intangible assets	350,112	—
Goodwill	732,365	—
Total assets	$5,577,143	$28,714
Liabilities and Shareholders' Deficit
Current Liabilities:
Checks issued in excess of bank balances	$129,397	$—
Accounts payable	1,633,288	1,068,933
Accounts payable-related parties	8,232	—
Accrued liabilities	609,599	250,886
Line of credit	1,897,432	—
Current maturities of notes payable	347,938	198,739
Note payable to shareholder	150,000	—
Common stock warrant liability	—	62,822
Total current liabilities	4,775,886	1,581,380

Long-term liabilities
Notes payable, less current maturities, net of debt discounts	801,262	—
Deferred tax liability	298,145	—
Total long-term liabilities	1,099,407	—
Total liabilities	5,875,293	1,581,380

Shareholders' Deficit:
Preferred stock, convertible, no par value, 750,000 shares authorized, 279,070 Series C Preferred stock issued and outstanding, liquidation preference of $600,000	533,000	533,000
Common stock, no par value, 25,000,000 shares authorized, 966,339 and 965,672 shares issued and outstanding at December 31, 2007 and 2006 respectively	17,462,823	17,462,823
Additional paid-in capital	6,292,850	5,989,455
Accumulated deficit	(24,586,823)	(25,537,944)
Total shareholders' deficit	(298,150)	(1,552,666)
Total liabilities and shareholders' deficit	$5,577,143	$28,714

The accompanying notes are an integral part of these consolidated financial statements.

microHelix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2007

Sales, net	$15,281,564	$8,014,892
Cost of Sales	13,890,146	7,163,950
Gross profit	1,391,418	850,942

Operating Expenses:
Sales and marketing	551,016	217,379
General and administrative	1,819,372	1,101,660
Total operating expenses	2,370,388	1,319,039

Loss from operations	(978,970)	(468,097)

Other income (expense):
Other income	8,883	—
Impairment expense-intangible assets	—	(242,658)
Loan restructuring expense	—	(989,079)
Warrant valuation gain	—	1,755,378
Debt forgiveness	90,373	1,107,854
Impairment expense-goodwill	(887,853)	(732,365)
Loss on disposal of equipment	—	(545,721)
Interest expense	(409,186)	(1,134,578)
Total other income (expense)	(1,197,783)	(781,169)

Loss before benefit for income taxes	(2,176,753)	(1,249,266)

Benefit for Income Taxes	183,475	298,145
Net loss	(1,993,278)	(951,121)
Preferred stock dividends	(793,496)	—
Net loss available to common shareholders	$(2,786,774)	$(951,121)

Loss per common share — basic and diluted	$(6.15)	$(.98)
Weighted average number of shares outstanding — basic and diluted	453,294	966,275

The accompanying notes are an integral part of these consolidated financial statements.

microHelix, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
Years Ended December 31, 2006 and 2007

	Common Stock		Preferred	Preferred	Additional
	Shares	Amount	Stock Series B	Stock Series C	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2005	141,939	$14,473,409	$2,475,793	$—	$6,270,002	$(22,593,545)	$625,659
Dividends on preferred stock-series B					(260,496)		(260,496)
Conversion of preferred stock and accrued dividends to common stock	812,540	2,989,414	(2,475,793)				513,621
Preferred stock issued for Cash-net				533,000			533,000
Common stock issued for services	11,193				73,750		73,750
Warrants issued in conjunction with debt					171,865		171,865
Beneficial conversion feature associated with debt					37,729		37,729
Warrants issued in conjunction and beneficial conversion feature associated with preferred stock				(533,000)	533,000		—
Dividend value of warrants and beneficial conversion feature on immediately convertible preferred stock				533,000	(533,000)
Net loss for the year						(1,993,278)	(1,993,278)
Balance, December 31, 2006	965,672	$17,462,823	$—	$533,000	$6,292,850	$(24,586,823)	$(298,150)
Common stock issued for services	667				2,500		2,500
Warrants issued with troubled debt restructuring					606,239		606,239
Change in strike price for warrants					354,096		354,096
Warrants issued in conjunction with debt					551,970		551,970
Common stock warrant liability					(1,818,200)		(1,818,200)
Net loss for the year						(951,121)	(951,121)
Balance, December 31, 2007	966,339	$17,462,823	—	$533,000	$5,989,455	$(25,537,944)	$(1,552,666)

The accompanying notes are an integral part of these consolidated financial statements.

microHelix, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2007
Cash Flows Provided By (Used In) Operating Activities:
Net loss	$(1,993,278)	$(951,121)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation-property and equipment	446,317	266,510
Goodwill impairment	887,853	732,365
Amortization-intangible assets	214,914	107,454
Intangible assets impairment	—	242,658
Change in provision for doubtful accounts	(16,258)	(3,206)
Change in provision inventory reserves	145,845	(404,476)
Common stock issued for services	73,750	2,500
Benefit from deferred income taxes	(183,475)	(298,145)
Debt forgiveness	(90,373)	(1,107,854)
Loan restructuring costs	—	992,270
Warrant valuation gain	—	(1,755,378)
Loss on disposal of equipment	—	545,721
Interest expense-amortization	23,307	706,322
Change in assets and liabilities:
(Increase) Decrease in assets:
Accounts receivable	(303,377)	1,908,866
Inventories	(624,741)	2,004,879
Prepaid expenses and other current assets	5,922	20,775
Customer Deposits	(163,456)	—
Increase (Decrease) in liabilities:
Accounts payable	322,711	473,993
Accounts payable-related parties	(64,988)	(8,232)
Accrued liabilities	138,203	(358,713)
Net cash provided by (used in) operating activities	(1,181,124)	3,117,188

Cash Flows Provided by (Used in) Investing Activities:
Capital expenditures	(279,399)	—
Proceeds from sale of equipment	—	92,000
Net cash provided by (used in) investing activities	(279,399)	92,000

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from (repayments of) line of credit , net	571,748	(1,897,432)
Payments on notes payable	(186,849)	(1,817,242)
Proceeds from issuance of notes payable	350,000	—
Proceeds from preferred stock offering, net of expenses	533,000	—
Payment on notes payable to shareholders	(104,405)	(150,000)
Checks issued in excess of bank balances	129,397	(129,397)
Proceeds from issuance of notes payable to shareholders	150,000	750,000
Net cash provided by (used in) financing activities	1,442,891	(3,244,071)
Change in cash	(17,632)	(34,883)
Cash, beginning of year	58,312	40,680
Cash, end of year	$40,680	$5,797

The accompanying notes are an integral part of these consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)
Years Ended December 31, 2006 and 2007

	Year Ended December 31,
	2006	2007

Supplemental disclosure of cash flow information — Cash paid for interest	$333,224	$205,089

Supplemental disclosure of cash flow information — Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash Financing Activities:
Common stock warrant liability	$—	$1,818,200
Warrants and beneficial conversion feature issued to lender	$209,594	$—
Warrants issued to lenders-recorded as debt discount	$—	$551,970
Issuance of note payable to settle accounts payable	$106,471	$—
Dividend declared-preferred stock	$260,496	$—
Preferred dividends paid via common stock	$513,621	$—
Refinance shareholder note payable	$1,028,982	$—
Conversion of preferred stock to common stock	$2,475,793	$—
Warrants and beneficial conversion feature issued with preferred stock	$533,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Nature of Operations— Until September 28, 2007, when the Company suspended manufacturing operations and concluded the disposition of its assets to its secured creditors, the Company was a manufacturer of custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets.  On May 31, 2007, the Company surrendered substantially all its assets to its secured creditors and concluded the disposition of all the Company's assets September 28, 2007, after which microHelix became a shell company (see "Going Concern" and Note 15 –Subsequent Events) that will seek out suitable business combinations.  Management believes that presentation of discontinued operations would not be appropriate since substantially all of the Company’s operations have been discontinued.

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

Going Concern — Despite the Company's efforts to restructure its debts, continuing deterioration of the Company's financial condition during April and May 2007 caused the Board of Directors to conclude that the Company's creditors and shareholders would be best served by allowing the secured creditors to foreclose on the Company's assets.  The Company agreed to voluntarily surrender its assets on May 31, 2007 and began winding up its affairs.  In connection with the windup, the Company stopped paying its unsecured creditors for goods and services provided prior to May 21, 2007.  To ensure an orderly transition, the Company's customers agreed to substantial price increases, provided raw materials and subsidized certain expenses which allowed Moore to fill its backlog, collect its receivables and cure outstanding deficiencies in rent payments and benefits plans.  The Company applied the proceeds from filling these orders to the outstanding balances due to its secured creditors.

These consolidated financial statements reflect the shutdown (discontinuance) of the MicroCoax Assembly Solutions division which occurred May 23, 2007.  The division's assets were sold to an unrelated third party for $17,000 during July 2007.  The Company's Moore subsidiary continued to operate for the benefit of the secured creditors through September 28, 2007 after which its assets were sold to an unrelated third party for $75,000.  These sales resulted in a $545,721 loss on disposal of equipment.

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred recurring net losses, had an accumulated deficit of $25,537,944 at December 31, 2007, and has no current business operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Cash Equivalents — For the purpose of the statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any debt or obligations.  The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Accounts Receivable— The Company extended credit to its customers based on an assessment of a customer's financial circumstances, generally without requiring collateral.  A reserve for bad debts had been provided at December 31, 2006, and on a regular basis individual accounts that were past due were reviewed.  If an account was determined to be uncollectible the amount was charged to the bad debt reserve.  These write-offs had been insignificant and had been adequately covered by the bad debt reserve.  Four of the Company’s customers accounted for 74% of the Company’s total accounts receivable at December 31, 2006.

Inventories were stated at the lower of cost (first-in, first-out) or market.  The manufactured inventory was valued using the standard cost method.  The inventory reserves for slow moving and obsolete parts were adjusted on the basis of reviewing quantities on hand, quantities on order, and sales projections by customers, and actual versus projected sales volume.  All inventories were sold in 2007 as part of the shutdown of operations.

Property and Equipment were recorded at cost.  Depreciation was provided using the straight-line method over the estimated useful lives of the assets (three to seven years) beginning on the date placed in service.  Leasehold improvements were amortized over the lesser of the remaining lease term or the useful life.  Costs of repairs and maintenance were expensed as incurred.  Management periodically evaluated the recoverability of property and equipment by comparing the carrying amounts to future undiscounted cash flows expected to be generated by such assets.  All property and equipment were sold in 2007 at a loss of $545,721 as a part of the shutdown of operations.

The Company evaluated long-lived assets whenever events or changes in business circumstances or planned use of assets indicated that their carrying amounts may not be fully recoverable or that their useful lives were no longer appropriate.  Reviews were performed to determine whether the carrying values of assets are impaired based on comparison to either discounted expected future cash flows (in the case of goodwill and intangible assets) or to the undiscounted expected future cash flows (for all other long-lived assets).  If the comparison indicated that impairment existed, the impaired asset was written down to its fair value.  Significant management judgment was required in the forecast of future operating results that were used in the preparation of expected discounted and undiscounted cash flows.

Goodwill and Other Intangible Assets — Goodwill represented the excess of the purchase price over the estimated fair value of the net identified tangible and intangible assets of the acquired business.  Goodwill must be tested for impairment at least on an annual basis, or more frequently when a significant event occurs or circumstances change.

Based on the decision to dispose of substantially all of the assets of Moore, the goodwill was tested for impairment at December 31, 2006.  As a result of this impairment analysis, an impairment of $887,853 was recorded at December 31, 2006.  The impairment was determined by comparing the estimated fair value of the Company’s assets (excluding goodwill-$4,844,781) to the estimated fair value of the Company’s liabilities (excluding the deferred tax liability-$5,577,146) to calculate the excess of the fair value of the liabilities over the value of the assets sold-$732,365.  The $732,365 was then compared to the carrying value of the goodwill ($1,620,218) and the difference ($887,853) was the calculated goodwill impairment.

During April and May 2007, the Company's financial condition deteriorated significantly from the loss of a major customer (due to regulatory actions taken against that customer), loss of personnel, and continuing operating deficits.  On May 31, 2007 the Company surrendered its assets to its secured creditors and began winding up its affairs.  In connection with the windup, the Company determined that its Goodwill was impaired and recorded a charge of $732,365 as of June 30, 2007, writing down the value of its Goodwill to $0.

As a result of the Company's purchase of Moore in April 2005, the Company acquired identifiable defined life intangible assets such as customer contacts and lists and manufacturing process technology.  The customer lists and contacts were amortized on a straight-line basis over a three-year period and the manufacturing process technology was amortized over a five-year period on a straight-line basis.  The Company continued to amortize these identifiable intangible assets over these lives until the quarter ending June 30, 2007 when the Company, for the reasons listed in the previous paragraph, recorded a charge of $242,658 reducing the value of its intangible assets to $0.  The impairment was calculated using the discounted cash flows expected to be derived from the remaining use of the assets in 2007.

Revenue Recognition — The Company recognized revenues from commercial sales of cable assemblies and related supplies when title passed (which was upon shipment); persuasive evidence of an agreement existed, the price was fixed or determinable, and collectability was probable.  Commercial sales were made F.O.B. point of shipment. Returns were limited to nonconforming products.  The Company expensed shipping and handling costs as incurred, which were included in operating expense.  Shipping costs recovered from customers, if any, were included in net sales.

Income Taxes — The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards, No. 109, Accounting for Income Taxes.  Deferred income taxes result primarily from temporary differences between financial and tax reporting.  Deferred tax assets and liabilities are determined based on the differences between the financial statement bases and tax bases of assets and liabilities using enacted tax rates.  A valuation allowance is recorded to reduce a deferred tax asset to that portion of the deferred tax asset that is expected to more likely than not be realized.

Fair Value of Financial Instruments — The carrying value of the Company's accounts payable, other accrued liabilities, and notes payable approximate their estimated fair values due to the relatively short maturities of those instruments.

Comprehensive Loss — The Company has no components of Other Comprehensive Income (Loss) and, accordingly, no Statement of Comprehensive Income (Loss) has been included in the accompanying consolidated financial statements.

Net Loss per Share — The Company uses SFAS No. 128, "Earnings per Share" for calculating the basic and diluted loss per share.  Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding.   Because the Company recorded a loss for the year ending December 31, 2007 and the year ending December 31, 2006, the issuance of shares from the conversion of preferred stock or warrants would be anti-dilutive.  Basic and diluted losses per common share were identical for these periods.  The Company computed dilutive shares using the treasury method.

For the year ended December 31, 2007, the outstanding number of potentially dilutive common shares totaled 1,250,985 shares of Common Stock, consisting of Series C Preferred Stock convertible into 186,047 shares of Common Stock, and warrants to purchase 1,064,938 shares of Common Stock.  At December 31, 2006, the outstanding number of potentially dilutive common shares totaled 661,276 shares of Common Stock, consisting of Series C Preferred Stock convertible into 186,047 shares of Common Stock, notes payable to MH Financial convertible into 228,663 shares of Common Stock, and warrants to purchase 246,566 shares of Common Stock.

Operating Segments and Reporting Units — The Company operated as a single business segment and reporting unit.  For the years ended December 31, 2007 and 2006, substantially all revenues had been derived from domestic operations.

2.  Terms of Troubled Debt Modification

At December 31, 2006, the Company's Original Note payable to MH Financial, with an outstanding principal balance of $1,006,086 was outstanding.  The Original Note was due in July 2007.  Effective March 12, 2007 the Company and MH Financial modified the terms of the Original Note as follows:

(a)	MH Financial loaned the Company an additional $750,000;

(b)	The due date of the Original Note was extended to June 30, 2008;

(c)	MH Financial's right to convert the Original Note into shares of Company Common Stock was cancelled;

(d)	The Company issued MH Financial a warrant to purchase 666,667 shares of the Common Stock with an exercise price of $0.015 per share;

(e)	The exercise price on warrants to purchase 153,102 shares of Common Stock previously issued to MH Financial was reduced from $4.50 to $0.015 per share; and

(f)
The Company issued MH Financial a warrant to purchase 193,333 shares of the Company's Common Stock with an exercise price of $0.015 per share, as consideration for MH Financial's forbearance of certain defaults under the Original Note.

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

As additional consideration to, and as a requirement of, MH Financial extending additional credit to microHelix and modifying the Original Note, the Company’s Board of Directors approved the Sale (“the Sale”) to MH Financial or its assigns of all of microHelix’s MicroCoax Assembly Solutions division’s assets, which comprised substantially all of the Company’s operating assets, and all issued and outstanding shares of Moore.  The closing date for the Sale was to be no later than September 30, 2007, and would be subject to certain terms and conditions, including approval by microHelix's shareholders.  Shareholder approval for the Sale was not requested and the Sale did not occur.

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquiror recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon the acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51", which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company is evaluating the potential impact of SFAS No. 160 will have on its consolidated financial statements.

4. Major Customers

     The Company had approximately 420 active customers.  In 2006, sales to four customers represented 72% of the Company’s sales.  In 2007, sales to four customers represented 49% of the Company’s sales from continuing operations.  No other customer in 2006 or 2007 accounted for more than 10% of sales from continuing operations.

     On January 16, 2007, one of the Company’s major customers informed the Company that one of its divisions had temporarily suspended shipments of products manufactured at its production facility to customers in the United States.  According to the customer, the decision to suspend U.S. product shipments was made to address quality system issues in its production facility that had been identified by the customer and the U.S. Food and Drug Administration and were unrelated to the Company, the closure and sale of the MicroCoax Assembly Solutions division, and the wind down of the Moore Electronics wholly owned subsidiary.

5.  Inventories

A summary as of December 31, 2006 is as follows:

Finished goods	$401,564
Work in Process	208,633
Raw materials	1,394,682
Total inventories	2,004,879
Less: Reserves	(404,476)
Inventories, net	$1,600,403

6.  Property and Equipment

A summary as of December 31, 2006 is as follows:

Machinery and equipment	$1,385,461
Leasehold improvements	84,028
Office furniture and equipment	101,687
Automobiles	27,228
Software	610,766
2,209,170
Accumulated depreciation and amortization	(1,304,939)
Property and equipment — net	$904,231

7.  Other Intangible Assets

A summary as of December 31, 2007 is as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists and contacts	$522,466	$304,779	$217,687
Manufacturing process technology	203,738	71,313	132,425
Total other intangible assets	$726,204	$376,092	$350,112

8. Line of Credit

The Company had a revolving line of credit with an asset-based lender.  The line of credit was fully secured by accounts receivable and inventory.  The line of credit bore interest at the prime rate plus 5.00% (13.25% at December 31, 2006) per annum and allowed the Company to borrow up to $2,000,000.  All amounts owing under the line of credit were paid in 2007.

9.  Notes Payable

A summary of the Company's notes payable outstanding as of December 31, 2007 and 2006 is as follows:

	2007	2006
MH Financial Associates, LLC	$125,070	$1,006,086
VenCore Solutions, LLC	—	245,451
EPICOR Software Corporation	63,137	63,137
Other	10,532	20,813
Total Notes Payable	$198,739	$1,335,487
Debt discounts
Warrants issued with VenCore note	—	(25,538)
Warrants issued with MH Financial note	—	(126,614)
Beneficial conversion feature on MH Financial note	—	(34,135)
		(186,287)
Notes Payable, net	$198,739	$1,149,200
Current maturities	(198,739)	(347,938)
	$—	$801,262

On April 8, 2005, the Company issued a note payable (“the 2005 Note”) in the amount of $1,250,000 to Marti D. Lundy as part of the Moore acquisition.  MH Financial assumed the Note from Ms. Lundy on October 19, 2006.  On that date, the principal amount outstanding was $1,119,355.  The face amount of the Original Note to MH Financial amounted to $1,028,982, resulting in a gain on debt settlement of $90,373.

On June 22, 2006, the Company issued a promissory note to VenCore Solutions, LLC ("VenCore") in the principal amount of $350,000.  VenCore agreed to forgive $69,506 of the note in 2007 and the remaining balance of $66,225 has been classified as accounts payable at December 31, 2007.

On August 16, 2006, the Company issued a promissory note to EPICOR Software Corporation in the amount of $106,471 for goods and services purchased by the Company.  The Company agreed to make monthly payments of principal and interest (at 8%) in the amount of $9,262 through the maturity date of June 15, 2007.  The Company is in default under the EPICOR note.

MH Financial's assumption of the 2005 Note occurred on October 19, 2006.  The Original Note required the Company to make monthly payments of $20,000 (including interest at 10% until July 19, 2007 and 14% thereafter).  All principal and unpaid interest was due at maturity on July 19, 2008.  The Original Note is secured by substantially all of the Company's assets.  As of December 31, 2006, the Original Note was convertible into 228,663 shares of Common Stock based on a stated conversion rate of $4.50.  After giving value to warrants issued in conjunction with the Original Note (see Note 12), the effective conversion rate was less than the market price of the common stock at the commitment date.  The resulting beneficial conversion feature was valued at $37,729.  The conversion feature of the Original Note was cancelled in March 2007 (see Note 2).

On March 12, 2007 the Company modified the Original Note owed to MH Financial by executing the Amended Note.  See Note 2 - Terms of Troubled Debt Modification.

As of December 31, 2007, the Company was in default on the note payable to EPICOR Software Corporation, an unsecured creditor, and in default on the notes payable to VenCore and MH Financial, both secured creditors.

10. Liability for Potentially Dilutive Securities in Excess of Authorized Number of Common Shares

     In accordance with EITF 00-19, the Company accounts for potential shares that can be converted to common stock, that are in excess of authorized shares, as a liability that is recorded at fair value.  Total potential outstanding common stock exceeded the Company’s authorized shares on March 12, 2007 when the Company restructured its debt with MH Financial.  In this process the Company issued 860,000 warrants.  At that time total warrants and convertible preferred stock allowed the holder to purchase approximately 579,867 shares over the current authorized amount.  The fair value of the warrants in excess of the authorized shares at March 12, 2007 was $1,818,200 and was recognized as a liability on March 12, 2007.  This liability is required to be evaluated at each reporting date with any change in value included in the other income/(expense) until such time as enough shares are authorized to cover all potentially convertible instruments.  As of December 31, 2007 the Company has recorded $1,755,378 in income related to the change in the fair value of its potential liability.

11.  Income Taxes

Deferred income taxes, reflecting the net tax effects of temporary differences between the carrying amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, are based on tax laws currently enacted.

The components of deferred tax liability are as follows:
	For the year ended December 31,
	2006	2007
Federal net operating loss carry forwards	$5,940,000	$6,674,000
State net operating loss carry forwards	1,155,000	1,298,000
Basis difference in property and equipment upon acquisition of Moore Electronics	(298,145)	—
Inventory Reserves	164,000	—
Other	81,000	—
Deferred tax asset	7,041,855	7,972,000
Valuation allowance	(7,340,000)	(7,972,000)
Net deferred tax liability	$(298,145)	$—

As of December 31, 2007 the Company had federal and state net operating loss carry forwards of approximately $19.6 million and $1.3 million respectively, expiring during the years 2013 through 2027.

A benefit for income taxes of $298,145 and $183,475 has been recorded for the years ended December 31, 2007 and 2006, due to the Company's amortization of its deferred tax liability related to the acquisition of Moore and in accordance with FASB 109.  The differences between the benefit for income taxes and income taxes computed using the U.S. federal income tax rate was as follows:

	For the year ended December 31,
	2006	2007
Benefit computed using statutory rate (34%)	$(740,000)	$(425,000)
Change in Valuation Allowance	442,000	632,000
Goodwill and Other Intangibles Impairment (permanent difference)	302,000	417,000
Common Stock Warrant Valuation Gain (permanent difference)	—	(597,000)
Other Permanent Differences	141,000	76,000
Amortization of Deferred Tax Liability	(183,475)	(298,145)
State Income Taxes	(145,000)	(103,000)
Benefit for Income Taxes	$(183,475)	$(298,145)

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

12.  Shareholders' Deficit

Preferred Stock — As of December 31, 2007  and 2006 the Company was authorized to issue 750,000 shares of preferred stock, 279,070 of which are designated Series C Preferred Stock, no par value ("Series C Preferred Stock"), all of which are issued and outstanding.

On August 17, 2006, the holders of the Series B Preferred Stock, voting as a separate class at the 2006 Annual Meeting of shareholders, voted to authorize conversion of their shares of Series B Preferred Stock, as well as accrued dividends on Series B Preferred Stock, into shares of Common Stock.  The Company's Amended and Restated Articles of Incorporation ("Articles") provided that holders of two-thirds of the outstanding shares of Series B Preferred Stock could authorize the conversion of all the outstanding shares of Series B Preferred Stock into Common Stock at any time after the issuance of the Series B Preferred Stock.  Upon approval, the Articles further provided that each share of Series B Preferred Stock would be automatically converted into shares of Common Stock at the conversion rate in effect on the date approved by the Series B Preferred Stock holders.  The conversion rate in effect on August 17, 2006 provided that each share of Series B Preferred Stock would be converted into four shares of Common Stock, resulting in 11,000,000 (733,333) shares of Common Stock issued on conversion.  No shares of Series B Preferred Stock are outstanding or authorized to be issued as of the date of this report.

Effective October 19, 2006, microHelix entered into several agreements under which it issued shares of its newly authorized Series C Preferred Stock, and issued warrants to purchase shares of its Common Stock.  The agreements entered into were:

•
Series C Preferred Stock Purchase Agreement under which MH Financial purchased 139,535 shares of Series C Preferred Stock for $2.15 per share, for a total of $300,000.  Transactions fees of $33,500 have been allocated to this issuance of preferred stock, resulting in net proceeds recorded of $266,500.  Each share of Series C Preferred Stock is initially convertible into 0.66667 shares of Common Stock.  If the Series C Preferred Stock were converted using the initial conversion ratio, microHelix would issue 93,023 shares of Common Stock.  James M. Williams, who was Chairman of the Board and a director of microHelix at the time of this transaction, is an investor in MH Financial.  MH Financial is an affiliate of Aequitas Capital Management, Inc., which serves as microHelix's financial advisor.

•	Warrant issued to MH Financial to purchase 69,768 shares of Common Stock at an initial exercise price of $4.50 per share. The warrant expires on October 18, 2011.

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

Effective November 2, 2006, microHelix entered into two agreements under which it issued shares of its newly authorized Series C Preferred Stock and issued warrants to purchase shares of its Common Stock.  The agreements entered into were:

•
Series C Preferred Stock Purchase Agreement under which MH Financial purchased 139,535 shares of Series C Preferred Stock for $2.15 per share, or a total of $300,000.  Transactions fees of $33,500 have been allocated to this issuance of preferred stock, resulting in net proceeds recorded of $266,500.  Each share of Series C Preferred Stock is initially convertible into 0.66667 shares of Common Stock.  If the Series C Preferred Stock were converted at the initial conversion ratio, microHelix would issue 93,024 shares of Common Stock.  James M. Williams, who was Chairman of the Board and a director of microHelix at the time of this transaction, is an investor in MH Financial.  MH Financial is an affiliate of Aequitas Capital Management, Inc., which serves as microHelix's financial advisor.

•	Warrant (the "Series C Warrant") issued to MH Financial to purchase 69,767 shares of Common Stock at an initial exercise price of $4.50 per share. The Series C Warrant expires on November 1, 2011.

The 139,535 of warrants noted above were valued using the Black-Scholes valuation model.  Based on the relative fair values of the preferred stock and the warrants, the value assigned to the warrants was $226,101.  After giving value to these warrants, the effective conversion rate of the preferred stock was less than the market price of the Common Stock at the commitment date.  The resulting beneficial conversion feature was valued at $446,590.  Since the combined value assigned to the warrants and beneficial conversion feature exceeded the net proceeds on the preferred stock ($533,000), the amount recorded as a discount to the preferred stock was limited to the net proceeds.  Since the preferred stock was immediately convertible, the recorded discount was then written off against preferred dividends.  The warrant value was calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	10
Expected volatility	117%
Risk-free interest rate	4.65%
Expected dividend	—

In all of the above cases, shares of Series B Preferred Stock and Series C Preferred Stock were issued in reliance on Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and the Company obtained representations from the investors as to their status as "accredited investors" as that term is defined in Regulation D.

Other Stock Warrants — Prior to 2006, the Company issued 33,848 warrants, of which 1,245 were exercisable at $32.10 until January 2008, 736 are exercisable at $407.70 until March 2012, and 31,867 are exercisable at $3.75 until April 2015.

On June 22, 2006, the Company issued warrants to VenCore Solutions, LLC to purchase 4,861 shares of Common Stock with an exercise price of $7.20 per share.  The warrants were issued in connection with a Loan and Security Agreement and a corresponding promissory note issued to VenCore in the amount of $350,000 (See Note 9).  The warrants expire on June 22, 2016.  Based on the Black-Scholes valuation model, the warrants were valued at $31,923 with the following assumptions:

Expected life (in years)	10
Expected volatility	100%
Risk-free interest rate	5.00%
Expected dividend	—

In conjunction with the Original Note payable issued to MH Financial in October 2006, warrants to purchase a total of 49,206 shares of our Common Stock are issuable over the term of the loan, based on the outstanding principal balance each quarter.  At the commitment date, management determined to record the value of the warrants immediately because the note likely would be carried to its term.  Accordingly, management determined that all of the warrants would likely be earned.  Based on the relative fair values of the notes payable and the warrants, the value assigned to the warrants was $139,942.  As of December 31, 2007 the Company had only issued warrants to purchase 20,027 shares of our Common Stock because MH Financial agreed to waive future payment of these warrants after March 2007.  The warrant value was calculated using the Black Scholes option pricing model with the following assumptions:

Expected life (in years)	10
Expected volatility	117%
Risk-free interest rate	4.65%
Expected dividend	—

On August 17, 2006, the Company issued a warrant to purchase 6,667 shares of Common Stock to Aequitas Capital Management, Inc. for their engagement in services rendered in obtaining additional financing.  Under a Black-Scholes valuation, the value of these warrants was not material.

On March 12, 2007 the Company modified its note payable owed to MH Financial.  See Note 2 - Terms of Troubled Debt Modification.  In connection with such modification, the Company issued warrants that grant MH Financial the right to purchase 666,667 shares of Common Stock of the Company at an exercise price of $0.015 per share.  The warrants expire on March 11, 2010.  The warrants have a fair value relative to the fair value of the associated debt of $551,970 calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	1
Expected volatility	75.94%
Risk-free interest rate	4.96%
Expected dividend	—

The Company also issued warrants that grant MH Financial the right to purchase 193,333 shares of Common Stock with an exercise price of $0.015 per share as consideration under a forbearance agreement.  The warrants expire on March 11, 2010.  The warrants have a fair value of $606,239 (recorded as loan restructure expense) calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	1
Expected volatility	75.94%
Risk-free interest rate	4.96%
Expected dividend	—

The Company also agreed to reduce the exercise price from $4.50 to $0.015 on warrants to purchase 153,102 shares of Common Stock previously granted to MH Financial.  The change in the fair value of the warrants of $354,096 (recorded as loan restructure expense) has been calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	1
Expected volatility	75.94%
Risk-free interest rate	4.96%
Expected dividend	—

Common Stock — On August 17, 2006, the Board of Directors declared and paid, in shares of the Company's Common Stock, the dividends accrued on the shares of Series B Preferred Stock.  The holders of the Series B Preferred Stock were entitled to an annual dividend of $0.15 per share, payable in arrears either in cash or Common Stock when and as if declared by the Board of Directors.  The dividend had been accrued and was paid in shares of Common Stock depending on the number of days each share of Series B Preferred Stock had been outstanding.  For purposes of determining the amount of the dividend in shares of the Common Stock the Articles provided that the value of a share of Common Stock would be equal to the average closing price of the Company's Common Stock as reported by Nasdaq for the ten trading days immediately prior to August 17, 2006.  That value was $6.525 per share. A total of 79,206 shares of Common Stock were issued in the dividend.

During 2006 the Company issued 11,193 shares of Common Stock to various members of the Board of Directors and to employees for services rendered valued at $73,750.

During 2007 the Company issued 667 shares of Common Stock to various members of the Board of Directors for services rendered valued at $2,500.

13.  Related-Party Transactions

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

14.  Commitments and Contingencies

Operating Leases — As of December 31, 2007 the Company had no leases for office space and/or equipment.

For the years ended December 31, 2007 and 2006, the Company incurred rent expense of $193,962 and $348,717, respectively.

Litigation — From time to time, the Company is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty.  As of December 31, 2007, the Company is not aware of any legal proceedings or claims against the Company.

15.  Subsequent Events.

On January 2, 2008, MH Financial exercised warrants to purchase 133,333 shares of Common Stock for $2,000.

On January 15, 2008 at a special meeting of the shareholders the Company's Articles were amended to increase the number of shares of Common Stock the Company is authorized to issue to 75,000,000 and the number of shares of Preferred Stock the Company is authorized to issue to 10,000,000.

On February 27, 2008, a related party to MH Financial exercised warrants to purchase 73,915 shares of Common Stock for $1,109.

On March 3, 2008, MH Financial exercised warrants to purchase 798,981 shares of Common Stock for $11,985.

On March 19, 2008 at a special meeting of the shareholders the Company's Articles were amended to effect a reverse split of the Company's Common Stock in which every 15 shares of Common Stock held by a shareholder was reduced to one share of Common Stock.  The consolidated financial statements, notes, and other references to share and per share data in this Report have been retroactively restated to reflect the reverse stock split for all periods presented.

On June 27, 2008 the Company obtained a loan from MH Financial in the amount of $977,743.  The loan amount includes $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 25, 2009, and has received no additional advances against the $500,000 loan amount.  Effective as of the date of this loan, interest will accrue on the outstanding principal balance of the loan at a rate of 20% per annum.  As a condition of the initial disbursement of June 27, 2008, the Company also issued warrants to purchase 7,466,666 shares of Common Stock at $0.001 per share. As a condition of the December 31, 2008 advance the Company also issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.  As a condition of the February 25, 2009 advance the Company also issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.  In addition the Company signed a financial advisory agreement with MH Financial which included the provision that the Company would issue warrants to purchase 1,066,667 of Common Stock at $0.001 per share to MH Financial.  The original due date of the loan was December 27, 2008 and, as a condition of the December 31, 2008 advance, the due date was extended to December 27, 2009.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 21, 2006, the Company dismissed Stonefield Josephson, Inc. ("Stonefield") as its independent registered accounting firm. The decision to change accountants was approved by the Company's Audit Committee. The decision to change accountants was not the result of any disagreements between Stonefield and us on matters of accounting principles or practices, financial statement disclosure or audit scope or procedures. On September 25, 2006, the Company approved the engagement of Peterson Sullivan LLP to serve as the Company's independent registered accountants for the year ended December 31, 2006.  Petersen Sullivan LLP continues to serve as the Company's independent registered accountants.

Item 9T.  Controls and Procedures

 Attached as exhibits to this Annual Report on Form 10-K are certifications (the "Certifications") of the Company's principal executive officer and principal financial officer, which are required pursuant to Rule 13a-14 of the Exchange Act.  This Item 9(T) of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the Certifications.  This Item 9(T) of this Annual Report on Form 10-K should be read in conjunction with the Certifications for a more complete understanding of the matters presented.

Evaluation of disclosure controls and procedures
The Company's President and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2007.  Based on that evaluation, the Company’s President and Chief Financial Officer concluded that its disclosure controls and procedures are not designed at a reasonable assurance level nor are they effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required, and that such information is not accumulated and communicated to its management, including its President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on the evaluation, the Company’s President and Chief Financial Officer, after evaluating the effectiveness of its “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of December 31, 2007, the Company’s disclosure controls and procedures were not effective due to the existence of several material weaknesses in its internal control over financial reporting, as discussed below.   The Company's disclosure controls and procedures are subject to material weaknesses resulting from the Company's loss of key personnel.  Because of the limited number of personnel available for accounting duties, there is an inadequate segregation of duties related to accounting controls.  The accounting department consists only of the Company’s Chief Financial Officer.  Due to the Company's current lack of financial resources it has not been reasonable or cost beneficial for the Company to hire extra accounting personnel who would have no other purpose, duties, or workload than to provide formal segregation of duties under internal control principles.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management evaluated, under the supervision and with the participation of our President and Chief Financial Officer, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Based on its evaluation under the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2007, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls

The Company’s management, including our President and Chief Financial Officer, does not expect that the Company's disclosure controls or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses Identified

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2007, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including,

1.
Insufficient segregation of duties in the Company’s finance and accounting functions due to limited personnel. During the year ended December 31, 2007, the Company had one person on staff that performed nearly all aspects of its financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

2.
Lack of financial expertise.  The Company does not have an employee with adequate financial expertise properly account for and disclose the kinds of complex transactions that occur within the Company such as financial instrument issuances and income tax provisions.  This lack of financial expertise resulted in material auditor adjustments during the quarterly reviews and annual audit.

3.
Insufficient corporate governance policies. Although the Company does have a code of ethics which provides broad guidelines for corporate governance, its corporate governance activities and processes are not always formally documented.

4.
Inadequate approval and control over transactions and commitments made on the Company’s behalf by related parties. Specifically, during the year certain related party transactions were not effectively communicated to all internal personnel who needed to be involved to account for and report the transaction in a timely manner. This resulted in material adjustments during the quarterly reviews and annual audit, respectively, that otherwise would have been avoided if effective communication and approval processes had been maintained.

As part of the communications by Peterson Sullivan, LLP, (“Peterson Sullivan”), with the Company’s Audit Committee with respect to Peterson Sullivan’s audit procedures for fiscal 2007, Peterson Sullivan informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”).

Plan for Remediation of Material Weaknesses

The Company intends to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. The Company intends to consider the results of its remediation efforts and related testing as part of its year-end 2008 assessment of the effectiveness of its internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Act.

The following table sets forth the names of the directors and key employees of the Company.  Also set forth is certain information with respect to each such person's age at December 31, 2007, principal occupation or employment during at least the past five years, the periods during which he or she has served as a director of microHelix and positions currently held with microHelix.

Name	Age	Position
James E. Horswill	59	President and Chief Financial Officer of microHelix and of Moore, Director

James E. Horswill was appointed Corporate Controller in July 2005, Chief Financial Officer in February 2007, Secretary in April 2007, and President and Chief Executive Officer in June 2007.  From 1998 through 2003, Mr. Horswill was the Accounting Manager of Komatsu Silicon America, Inc, where he also served as Controller from 2003 through July 2005.  Mr. Horswill received his Bachelor of Science in Business Administration from Linfield College and his M.B.A. from George Fox University.

Officers serve at the discretion of the Board of Directors.  There are no family relationships among any of our directors and executive officers.

Audit Committee

The members of the Audit Committee during 2007 were James Williams, William McCormick, Terrance Rixford, and James Thornton.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who beneficially own more than 10% of the Common Stock to file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and beneficial owners of more than 10% of the Common Stock are required by the SEC's regulations to furnish the Company with copies of all Section 16(a) reports they file.  Based solely on a review of such reports received by the Company and on written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and 10% beneficial owners have been filed in a timely manner, except that James E. Horswill has not filed a Form 3 upon his appointment as an executive officer of microHelix.

Code of Ethics

microHelix adopted a code of ethics on April 6, 2005 that applies to its directors, officers and employees.  A copy of the code of ethics is attached as an exhibit to this Annual Report on Form 10-K.

Item 10.  Executive Compensation.

Summary Compensation Table

The following table sets forth certain information regarding compensation paid during the last three fiscal years to our former President and Chief Executive Officer and our other executive officer who received compensation in excess of $100,000 in any year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)
James E. Horswill President and Chief Financial Officer	2007	$81,439			$28,300	(4)	$109,739
Steven G.Ashton President and Chief Executive Officer, Director(5)	2007	$0			$32,500	(5)	$32,500
Tyram H. Pettit President and Chief Executive Officer, Director(1)	2007	$35,096			6,000	(4)	$41,096
	2006	$96,930					$96,930
Marti D. Lundy, Vice President – Moore Electronics, Director(2)	2007				$11,075	(3)	$11,075
	2006	$138,765			$14,400	(3)	$153,165

(1)	Mr. Pettit did not receive any compensation for services rendered as a director. Mr. Pettit resigned as a director and officer of the Company and of Moore in March 2007.
(2)	Ms. Lundy did not receive any compensation for services rendered as a director. Ms. Lundy resigned as a director and officer of the Company and of Moore in October 2006.
(3)	Consists of automobile allowance.
(4)	Consulting fees
(5)	Mr. Ashton did not receive any compensation for services rendered as a director. Mr. Ashton resigned as a director and officer of the Company and of Moore in June 2007.

Option Grants in Last Fiscal Year

No options were granted in 2007 to our named executive officers.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None of our named executive officers held any outstanding stock options at December 31, 2007. No stock options were exercised by our named executive officers during 2007.

Director Compensation

Outside directors are eligible to be paid a $2,000 annual retainer, $350 for each Board of Directors meeting attended and $200 for each committee meeting attended. The Chairman of the Board, the Compensation Committee Chair and the Audit Committee Chair each are eligible to be paid an additional $1,000 retainer. Each of the outside directors received in 2007 a grant of 667 shares of the Company's Common Stock. Outside directors are reimbursed for their out-of-pocket expenses incurred on behalf of the Company. Employee directors do not receive any compensation for serving on the Board of Directors.

Due to the financial condition of the Company, no payments were made to the members of the Board of Directors during 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of December 31, 2007, with respect to the beneficial ownership of the Common Stock and Series C Preferred Stock of the Company by: (i) each shareholder known by us to be the beneficial owner of more than 5% of the Common Stock and of our Series C Preferred Stock; (ii) each of our directors; (iii) our Chief Executive Officer and our other executive officers; and (iv) all executive officers and directors as a group. Unless otherwise indicated, the address of each person listed below is: c/o microHelix, Inc., P.O. Box 1030, Tualatin, OR 97071. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable on exercise of currently exercisable or convertible securities or securities exercisable or convertible within 60 days of December 31, 2007 are deemed beneficially owned and outstanding for purposes of computing the percentage owned by the person holding such securities, but are not considered outstanding for purposes of computing the percentage of any other person, except with respect to Series C Preferred. Since each share of Series C Preferred is immediately convertible into ten shares of Common Stock, and thus has ten votes, it has been assumed for purposes of calculating a person's total beneficial ownership that all shares of Series C Preferred have been converted into shares of Common Stock. Unless otherwise noted, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite that shareholder's name. The shares held have been converted to account for the 1 for 15 reverse stock split approved by the Company's shareholders on March 19, 2008.

	Shares Beneficially Owned
Name of Beneficial Owner	Common Stock		Series C Preferred	Total		Percent
MH Financial Associates, LLC	1,939,355	(1)	186,047	2,125,402		68.45%
Steven G. Ashton	66,667	(3)	0	66,667	(5)
Tyram H. Pettit	8,238		0			*
James M. Williams	101,733	(2)	0	101,733		3.28%
James E. Horswill	959		0	959		*
Directors and Officers as a Group (4 persons)	105,401		0	105,401		3.39%

*Less than 1%

(1) Includes warrants to purchase 1,866,022 shares of Common Stock.

(2) Includes 101,733 shares of Common Stock held by a corporation controlled by Mr. Williams. Mr. Williams' retirement plan and a corporation controlled by Mr. Williams is also a member of MH Financial Associates, LLC, but he has no control over the voting or disposition of any securities held by MH Financial Associates, LLC.

(3) Includes warrants to purchase 66,667 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions.

On April 8, 2005, we issued the 2005 Note in the amount of $1,250,000 to Marti D. Lundy as part of the Moore acquisition. MH Financial assumed the Original Note from Ms. Lundy on October 19, 2006. On that date, the principal amount outstanding was $1,028,982. Subsequently, on March 12, 2007, MH Financial loaned an additional $750,000 to the Company by adding that amount to the Original Note, which was amended to become the Amended Note, for a total principal amount of $1,778,964. The Amended Note bears current interest at a rate of 12% per annum ("Current Interest"). Additional interest accrues on the Amended Note at a rate of 8% per annum, which is compounded quarterly and is payable at maturity ("Deferred Interest"). microHelix was to make separate payments with respect to $1,006,086 of the principal under the Loan 1 and with respect to $750,000 of the principal added in Loan 2. Beginning April 19, 2007 and on the same day of each subsequent month, microHelix was to pay $20,000 per month to be applied to Current Interest and principal on Loan 1 and $7,500 per month of Current Interest on Loan 2. On September 30, 2007, microHelix was to make an additional payment of accrued Current Interest through that date with regard to Loan 2. Beginning on October 31, 2007, and on the last day of each subsequent month through and including May 31, 2008, microHelix was to pay $87,555 per month to be applied against the Current Interest and principal balance of Loan 2. All amounts outstanding under the Amended Note, including the Deferred Interest, were due and payable on June 30, 2008. James M. Williams, who was a director during these transactions, is an indirect investor in MH Financial through a retirement plan and a corporation controlled by Mr. Williams.

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

Item 14. Principal Accountant Fees and Services.

On September 25, 2006, the Company approved the engagement of Peterson Sullivan LLP to serve as the Company's independent registered public accountants for the fiscal year ending December 31, 2006. During the fiscal years ended December 31, 2006 and 2007 and through the date hereof, the Company did not consult Peterson Sullivan LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or events.

Peterson Sullivan LLP has been selected as the Company's independent public accountants for the current year.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Peterson Sullivan LLP for 2006 and 2007.

	2006	2007
Audit Fees	$94,153	$50,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-

Totals	$94,153	$50,000

Audit Fees. Audit services of Peterson Sullivan LLP for 2007 and 2006 consisted of examination of the consolidated financial statements of the Company, quarterly reviews of the financial statements and services related to the filings made with the SEC.

Tax Fees. Tax preparation services were provided in 2007 by Geffen Mesher & Company, P.C. Tax fees included in 2006 relate to filing the required tax reports for the fiscal year ended December 31, 2005 and an accrual for tax preparation fees for the 2006 returns.

All Other Fees. There were no fees billed by Peterson Sullivan LLP for services other than as described under "Audit Fees" for the years ended December 31, 2006 or December 31, 2007.

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

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description
3.1(1)
Amended and Restated Articles of Incorporation of microHelix, Inc., as amended November 16, 2001, December 5, 2003, April 8, 2005, October 28, 2005, October 17, 2006, January 16, 2008 and March 19, 2008..

3.2(2)	Bylaws of microHelix, Inc.
10.1(2)	Warrant dated March 27, 2000 to The Polymer Technology Group.
10.2(2)	Warrant Agreement dated January 5, 2001 with Imperial Bank, as predecessor-in-interest to Comerica Bank, as amended May 31, 2001.
10.3(2)	Antidilution Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank.
10.4(2)	Stock Transfer Restriction Agreement dated January 5, 2001 between microHelix, Inc. and Imperial Bank, as predecessor-in-interest to Comerica Bank.
10.5(2)	Standard Commercial-Industrial Lease Agreement dated August 1, 2004 between microHelix, Inc. and La Bajada Land Company LLC.
10.6(3)	Lease Agreement between microHelix, Inc. as Landlord, ADM De Mexico, Inc. as Tenant.
10.7(4)	Form of Warrant dated April 8, 2005 issued by microHelix, Inc. to financial advisors.
10.8(4)	Merger Agreement dated April 8, 2005 among microHelix, Inc., microHelix Acquisition Corp., Moore Electronics, Inc., Lawrence T. Moore and Marti D. Lundy.
10.9(5)	Promissory Note dated April 8, 2005 made by microHelix, Inc. in favor of Marti D. Lundy, as amended August 5, 2005, November 18, 2005 and January 3, 2006.
10.10(4)	Security Agreement dated April 8, 2005 among microHelix, Inc., Moore Electronics, Inc. and Marti D. Lundy.

10.11(6)
Amended and Restated Loan and Security Agreement dated as of April 5, 2005 among microHelix, Inc., Moore Electronics, Inc. and BFI Business Finance as modified on October 11, 2005, December 22, 2005, and January 5, 2006.

10.12(8)		Secured Promissory Note dated April 17, 2006 between microHelix, Inc. and Moore Electronics, Inc., and BFI Business Finance.
10.13(4)		Stock Pledge Agreement dated as of April 5, 2005 between microHelix, Inc. and BFI Business Finance.
10.14(4)	*	Employment Agreement dated April 8, 2005 between Marti D. Lundy and Moore Electronics, Inc. as amended on October 19, 2006.
10.15(4)
Lease dated August 15, 1999 between Sylvia B. Giustina and Moore Electronics, Inc. ("Tenant"), as modified and amended by a Memorandum of Understanding effective January 1, 2001, a First Addendum to Lease effective August 15, 2002, a Second Addendum to Lease effective August 15, 2002 and a Third Addendum to Lease effective April 7, 2005.

10.16(9)		Loan and Security Agreement Number 1202, dated June 22, 2006 between VenCore Solutions LLC and microHelix, Inc. and Moore Electronics, Inc.
10.17(9)		Promissory Note, dated June 22, 2006, executed in favor of VenCore Solutions LLC by microHelix, Inc. and Moore Electronics, Inc.
10.18(10)		Series C Preferred Stock Purchase Agreement dated October 19, 2006 between microHelix, Inc. and MH Financial Associates, LLC.
10.19(11)		Form of Warrant dated October 19, 2006 issued by microHelix, Inc. to MH Financial Associates, LLC, as amended on March 12, 2007.
10.20(10)		Agreement Regarding Amendment to Promissory Note dated October 19, 2006 between microHelix, Inc. and MH Financial Associates, LLC.
10.21(10)		Amended and Restated Promissory Note dated October 19, 2006 executed by microHelix, Inc. in favor of MH Financial Associates, Inc.
10.22(11)		Registration Rights Agreement dated October 19, 2006 between microHelix, Inc. and MH Financial Associates, LLC, as amended on March 12, 2007.
10.23(12)		Series C Preferred Stock Purchase Agreement dated November 2, 2006 between microHelix, Inc. and MH Financial Associates, LLC.
10.24(13)		Form of Warrant dated November 2, 2006 issued by microHelix, Inc. to MH Financial Associates, LLC, as amended on March 12, 2007.
10.25(14)		Promissory Note dated December 28, 2006 issued by microHelix, Inc. to James M. Williams.
10.26(14)		Subordination Agreement dated December 28, 2006 among microHelix, Inc., James M. Williams and BFI Business Finance.
10.27(15)		Second Agreement Regarding Amendment of Promissory Note dated March 12, 2007 between microHelix, Inc. and MH Financial Associates, LLC.
10.28(15)		Second Amended and Restated Promissory Note dated March 12, 2007 issued by microHelix, Inc. to MH Financial Associates, LLC.
10.29(15)		Form of Warrant dated March 12, 2007 issued by microHelix, Inc. to MH Financial Associates, LLC.
10.30(15)		Forbearance and Waiver Agreement dated March 12, 2007 between microHelix, Inc. and MH Financial Associates, LLC.
10.31(15)	*	Independent Contractor Agreement effective February 12, 2007 between Moore Electronics, Inc. and Steve Ashton.
14.1(4)		Policy on Business Ethics for Directors, Officers and Employees.
21.1(3)		Subsidiaries.
31.1(7)		Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(7)		Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned; thereunto duly authorized, on March 24, 2009.

MICROHELIX, INC.

By:	/s/ James E. Horswill
James E. Horswill
Principal Executive and Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas Sidley	Chairman and Director	March 24, 2009
Thomas Sidley

/s/ Donald Megrath	Director	March 24, 2009
Donald Megrath

/s/ James E. Horswill	Director	March 24, 2009
James E. Horswill