Form 10-Q
period 2008-03-31
MICROHELIX INC
filed 2009-03-25
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended March 31, 2008

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of March 16, 2009, there were 1,972,568 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

microHelix, Inc.
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2008

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

MICROHELIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
MARCH 31, 2008 and DECEMBER 31, 2007

	2008	2007
Assets
Current Assets:
Cash	$11,661	$5,797
Prepaid expenses	26,667	22,917
Total assets	$38,328	$28,714

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$927,313	$1,068,933
Accrued liabilities	312,846	250,886
Common stock warrant liability	—	62,822
Current maturities of notes payable	188,750	198,739
Total liabilities	1,428,909	1,581,380

Shareholders' Deficit:
Preferred Stock, convertible, no par value, 10,000,000 shares authorized,
279,070 Series C Preferred Stock issued and outstanding, liquidation preference $600,000	533,000	533,000
Common stock, no par value, 75,000,000 shares authorized 1,972,568 and 966,339 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	17,477,917	17,462,823
Additional paid-in capital	5,989,455	5,989,455
Accumulated deficit	(25,390,953)	(25,537,944)
Total shareholders' deficit	(1,390,581)	(1,552,666)
Total liabilities and shareholders' deficit	$38,328	$28,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31
	2008	2007
Sales	$—	$2,805,143
Cost of sales	—	2,812,932
Gross profit (loss)	—	(7,789)
Operating Expenses:
Sales and marketing	—	127,960
General and administrative	102,494	463,723
Total operating expenses	102,494	591,683
Loss from operations	(102,494)	(599,472)

Other income (expense):
Other income	3,414	—
Loan restructuring expense	—	(992,270)
Warrant valuation gain (loss)	62,822	(695,803)
Debt forgiveness	203,724	—
Interest expense	(20,475)	(251,245)
Other income (expense) – net	249,485	(1,939,498)

Net income (loss) before benefit from income taxes	146,991	(2,538,970)

Benefit from income taxes	—	(45,869)
Net income (loss)	$146,991	$(2,493,101)
Net income (loss) per share
Basic	$.11	$(2.58)
Diluted	$.07	$(2.58)
Weighted average number of shares outstanding -
Basic	1,380,444	966,280
Diluted	2,253,851	966,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
Cash Flows Provided By (Used In) Operating Activities:	2008	2007

Net income (loss)	$146,991	$(2,493,101)
Adjustments to reconcile net income (loss) to cash provided by (used in)
operating activities:
Depreciation –capital assets	—	93,470
Amortization – intangible assets	—	53,724
Provision for doubtful accounts	—	60,606
Provision for inventory reserves	—	43,373
Common stock issued for services	—	2,500
Loan restructuring costs	—	992,270
Warrant valuation (gain) loss	(62,822)	695,803
Interest expense-amortization	—	47,416
Debt forgiveness	(203,724)	—
Benefit for deferred income taxes	—	(45,869)

Change in assets and liabilities:
(Increase) Decrease in assets:
Accounts receivable	—	738,748
Inventories	—	384,524
Prepaid expenses and other current assets	(3,750)	13,021
Increase (Decrease) in liabilities:
Accounts payable and checks issued in excess of cash balances	(1,033)	(25,420)
Accrued liabilities	61,960	(277,579)
Net cash provided by (used in) operating activities	(62,378)	283,486

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from line of credit	—	5,338,778
Payments on line of credit	—	(6,063,606)
Proceeds from exercise of warrants	15,094	—
Payments on notes payable to shareholders	—	(150,000)
Proceeds from notes payable to shareholders	53,148	750,000
Payments on notes payable	—	(40,667)
Net cash provided by (used in) financing activities	68,242	(165,495)

Change in cash	5,864	117,991
Cash, beginning of period	5,797	40,680
Cash, end of period	$11,661	$158,671

Supplemental Cash Flow Information:
Interest paid	$—	$118,115
Supplemental disclosure of non-cash Financing Activities
Common stock warrant liability	$—	$1,818,200
Warrants issued to lender-recorded as debt discount	$—	$551,970
Reclassification of note payable to accounts payable	$63,137	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three Months Ended March 31, 2008 and 2007

1. Summary of Significant Accounting Policies and Basis of Presentation

Nature of Operations— Until September 28, 2007, when microHelix, Inc. (“we,” “us,” “the Company” or “microHelix”) suspended manufacturing operations and concluded the disposition of its assets to its secured creditors, the Company was a manufacturer of custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets.  On May 31, 2007, the Company surrendered substantially all its assets to its secured creditors and concluded the disposition of all the Company's assets September 28, 2007, after which microHelix became a shell company (see "Going Concern") that will seek out suitable business combinations.

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

Going Concern— Despite the Company's efforts to restructure its debts, continuing deterioration of the Company's financial condition during April and May 2007 caused the Board of Directors to conclude that the Company's creditors and shareholders would be best served by allowing the secured creditors to foreclose on the Company's assets.  The Company agreed to voluntarily surrender its assets on May 31, 2007 and began winding up its affairs.  In connection with the windup, the Company stopped paying its unsecured creditors for goods and services provided prior to May 21, 2007.  To ensure an orderly transition, the Company's customers agreed to substantial price increases, provided raw materials and subsidized certain expenses which allowed Moore to fill its backlog, collect its receivables and cure outstanding deficiencies in rent payments and benefits plans.  The Company applied the proceeds from filling these orders to the outstanding balances due to its secured creditors.

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

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred recurring losses from operations, had an accumulated deficit of $25,537,944 at December 31, 2007, and has no current business operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Net Income/( Loss) per Share — The Company uses SFAS No. 128, "Earnings per Share" for calculating the basic and diluted income/(loss) per share. Basic loss per share is computed by dividing net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding..  Since there was a net loss for the three months ended March 31, 2007, the issuance of shares from the conversion of preferred stock or warrants would be anti dilutive.  The Company computes dilutive shares using the treasury method.

For the three months ended March 31, 2008, the following reconciles the denominator of the basic and diluted earnings per share computation:

Weighted average basic shares outstanding	1,380,444
Warrants	687,360
Convertible preferred stock	186,047
Weighted average diluted shares outstanding	2,253,851

For the three months ended March 31, 2008, warrants to purchase 45,376 shares of Common Stock were not included in the dilutive earnings per share computation as the effects would have been anti-dilutive.  For the three months ended March 31, 2007, the outstanding number of potentially dilutive common shares totaled 1,250,985 shares of Common Stock, consisting of Series C Preferred Stock convertible into 186,047 shares of Common Stock and warrants to purchase 1,065,938 shares of Common Stock.

On January 2, 2008 MH Financial exercised warrants to purchase 133,333 shares of Common Stock for $2,000.

On February 17, 2008 a related party to MH Financial exercised warrants to purchase 73,915 shares of Common Stock for $1,109.

On March 3, 2008 MH Financial exercised warrants to purchase 798,981 shares of Common Stock for $11,985.

On March 19, 2008 at a special meeting of the shareholders the Company’s Articles of Incorporation were amended to effect a 15-for-1  reverse split of the Company’s Common Stock.  The accompanying condensed consolidated financial statements, notes, and other references to share and per share data have been retroactively restated to reflect the reverse stock split for all periods presented.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

4.  Customer Concentration

The Company did not have revenues from customers during the three months ended March 31, 2008.  Revenues from the Company’s three largest customers during the three months ended March 31, 2007 were $1,027,390; and accounts receivable due from these customers were $300,559 at March 31, 2007.

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

For the three months ending March 31, 2007, the Company recorded  $53,724 as amortization expense.

6. Notes Payable

A summary of the Company’s notes payable outstanding as of March 31, 2008 is as follows:

MH Financial Associates, LLC	$178,218
Other	10,532

Total notes payable	$188,750

The Company was in default on a promissory note to EPICOR Software Corporation.  The remaining balance of $63,137 was settled during the first quarter of 2008 and reclassified to accounts payable. EPICOR forgave a portion of the promissory note. The Company is in default under the terms of its settlement of EPICOR Software Corporation.

On March 12, 2007 the Company modified the Original Note owed to MH Financial by executing the Amended Note.  See Note 2 - Terms of Troubled Debt Modification.  As of March 31, 2008, the Company was in default on the note payable to  MH Financial.  The remaining balance was refinanced in June 2008 (See Note 8-Subsequent Events).

7. Liability for Potentially Dilutive Securities in Excess of Authorized Number of Common Shares

In accordance with EITF 00-19, the Company accounts for potential shares that can be converted to Common Stock that are in excess of authorized shares, as a liability that is recorded at fair value.  Total potential outstanding Common Stock exceeded the Company’s authorized shares on March 12, 2007 when the Company restructured its debt with MH Financial. At that time outstanding warrants allowed the holders the right to purchase approximately 579,867 shares over the current authorized amount. The fair value of the warrants in excess of the authorized shares at March 12, 2007 was $1,818,200 and was recognized as a liability on March 12, 2007. This liability was required to be evaluated at each reporting date with any change in value included in other income/ (expense) until such time as enough shares were authorized to cover all potentially convertible instruments.  For the three months ended March 31, 2007 the Company recorded $695,803 in loss related to the change in fair value of its potential liability.  During the first quarter of 2008 the remaining fair value of $62,822 was reported as a gain since the Company increased its authorized shares (see below).

In January 2008 the Company’s shareholders voted to amend the Company’s Amended and Restated Articles of Incorporation, as amended, to increase the number of authorized shares of Preferred Stock to 10 million and Common Stock to 75 million.

8.  Subsequent Events

On June 27, 2008 the Company obtained a loan from MH Financial in the amount of $977,743.  The loan amount includes $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 25, 2009, and has received no additional advances against the $500,000 loan amount.  Effective as of the date of this loan, interest will accrue on the outstanding principal balance of the loan at a rate of 20% per annum.  As a condition of the initial disbursement of June 27, 2008, the Company also issued warrants to purchase 7,466,666 shares of Common Stock at $0.001 per share. As a condition of the December 31, 2008 advance the Company also issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.   As a condition of the February 25, 2009 advance the Company also issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.  In addition the Company signed a financial advisory agreement with MH Financial which included the provision that the Company would issue warrants to purchase 1,066,667 of Common Stock at $0.001 per share. The original due date of the loan was December 27, 2008 and, as a condition of the December 31, 2008 advance, the due date was extended to December 27, 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the Company's operations and financial condition.  This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements reflect management's current view and estimates of future economic and market circumstances, industry conditions, company performance and financial results.  Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are subject to risks and uncertainties that could cause our future results to differ materially from the results discussed herein.  Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Quarterly Report on Form 10-Q.  The company does not intend, and undertake no obligation, to update any such forward-looking statements to reflect events or circumstances that occur after the date of this filing.

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

Revenue Recognition—The Company recognized revenues from commercial sales of cable assemblies and related supplies when title passed (which was upon shipment); persuasive evidence of an agreement existed, the price was fixed or determinable, and collectability was probable.  Commercial sales were made F.O.B. point of shipment.  Returns were limited to nonconforming products.  The Company expensed shipping and handling costs as incurred, which were included in operating expense.  Shipping costs recovered from customers, if any, were included in net sales.

Goodwill and Intangible Assets— The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives, unless circumstances indicate a need for more frequent review.  Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carry amount.  To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment.  The second impairment assessment involves allocating the reporting unit's fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit's goodwill as of the assessment date.  The implied fair value of the reporting unit's goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

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

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Total sales in the first quarter of 2008 were $0, compared to $2,805,143 in the first quarter of 2007.  The decrease for the three months is due to the closure and sale of the MicroCoax Assembly Solutions division, and the closure and sale of the assets, of the Moore Electronics wholly own subsidiary.

Gross loss in the first quarter of 2008 was $0 compared to a gross profit of ($7,789) in the first quarter of 2007.  The decrease for the three months is due to the closure and sale of the MicroCoax Assembly Solutions division, and the closure and sale of the assets, of the Moore Electronics wholly own subsidiary.

Total operating expenses in the first quarter of 2008 were $102,494 compared to $599,472 for the same period one year ago, a decrease of $496,978 or 82.9%.  The decrease is due to the closure and sale of the MicroCoax division, and the closure and sale of the assets, of the Moore Electronics wholly own subsidiary.

Sales and marketing expenses for the first quarter of 2008 were $0 compared to $127,960 in the first quarter of 2007.  This decrease was due to the discontinuance of all sales related activities due to the closure and sale of the MicroCoax division, and the closure and sale of the assets, of the Moore Electronics wholly own subsidiary.

General and administrative expenses for the first quarter of 2008 were $102,494 compared to $463,723 in the first quarter of 2007.  The decrease was due to the discontinuance of the general and administrative activities related to the closure and sale of the MicroCoax division, and the closure and sale of the assets, of the Moore Electronics wholly own subsidiary.

Net other income for the first quarter of 2008 was $249,485 compared to net other expense of $1,939,498 for the first quarter of 2007.  The difference was due to reduced interest expense on the notes payable due to pay down of the outstanding balance, change in warrant valuation, and debt forgiveness.

The Company recorded net income of $146,991 in the first quarter of 2008 compared to a net loss of $(2,493,101) in the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, the Company had $11,661 of cash as compared to $158,671 of cash and cash equivalents at March 31, 2007.  Cash used in operating activities in the first quarter of 2008 was $62,378 compared to cash provided by operating activities of $283,486 in the first quarter of 2007, a degradation of $345,864.  The net income for the three months ended March 31, 2008 was reduced by non-cash warrant valuation gain and debt forgiveness offset by an increase in accrued liabilities.   The sources of funds in the first quarter of 2007 included a decrease in accounts receivable of $738,748 and a decrease in inventories of $384,524, offset in part by decreases in accounts payable of $25,420 and in accrued liabilities of $277,579.

For the three months ending March 31, 2008, cash provided by financing activities was $68,242 as compared to $165,495 of cash used in financing activities during the first three months of 2007.  The use of cash in financing activities during the first three month of 2007 included a net reduction of the line of credit ($724,828) and a payoff of the note payable to shareholder ($150,000) which was offset by proceeds for notes payable to shareholder ($750,000).

During April and May 2007, the Company’s financial condition deteriorated significantly from the loss of a major customer (due to regulatory actions taken against that customer by the United States FDA that were unrelated to the Company), loss of key personnel, and continuing and accelerating operating deficits.  On May 31, 2007 the Company surrendered its assets to its secured creditors and began winding up its affairs.  The Company’s lenders sold the assets of the MicroCoax Assembly division during July 2007 and the assets of Moore to an unrelated third party in September 2007.  Proceeds from these sales and the liquidation of accounts receivable and other assets were used to partially repay the amounts due under various secured lending agreements.  At the conclusion of business operations in September 2007, the Company still owed its secured lenders approximately $365,536.   In connection with the asset surrender, the Company stopped paying its unsecured creditors for goods and services provided prior to May 21, 2007.  To ensure an orderly transition, the Company’s customers agreed to a substantial price increase, provided raw materials and subsidized certain expenses which allowed Moore to fill its backlog, collect its accounts receivable and cure certain outstanding deficiencies in rent payments and benefits plans.  On September 28, 2007, Moore and the Company discontinued all manufacturing operations and sold their remaining assets to an unrelated third party.

The following description of the Company's principal debt at March 31, 2008 should be read in the context of the foregoing paragraph.  See also Note 6 of Notes to Consolidated Financial Statements.

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

On March 12, 2007 the Company was in default under the Original Note.  On that date, the Company and MH Financial entered into a Forbearance and Waiver Agreement (the "Forbearance Agreement") under which MH Financial agreed to forbear with respect to such defaults and agreed to waive certain of the obligations to register shares of Common Stock owned by MH Financial pursuant to the Registration Rights Agreement dated October 19, 2006 between us and MH Financial.   As consideration for the Forbearance Agreement, we issued a warrant to MH Financial (the "Forbearance Warrant") to purchase 193,333 shares of Common Stock at an exercise price of $0.015 per share.  The Forbearance Warrant expires on March 11, 2010.  As additional consideration for the Forbearance Agreement, the Company also agreed to reduce the exercise price to $0.015 per share for warrants issued to MH Financial pursuant to the Original Note for a total of 153,102 shares of the Common Stock.  After giving effect to the additional warrants issued in connection with the Amended Note and the Forbearance Agreement, MH Financial is the beneficial holder of approximately 55% of the voting capital stock.

On January 2, 2008 MH Financial exercised warrants to purchase 133,333 shares of Common Stock for $2,000.

On February 17, 2008 a related party to MH Financial exercised warrants to purchase 73,915 shares of Common Stock for $1,109.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOUSRES ABOUT MARKET RISK

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company's President and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2008.  Based on that evaluation, the Company’s President and Chief Financial Officer concluded that its disclosure controls and procedures are not designed at a reasonable assurance level nor are they effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required, and that such information is not accumulated and communicated to its management, including its President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on the evaluation, the Company’s President/Chief Financial Officer, after evaluating the effectiveness of its “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of March 31, 2008, the Company’s disclosure controls and procedures were not effective due to the existence of several material weaknesses in its internal control over financial reporting, as discussed below.   The Company's disclosure controls and procedures are subject to material weaknesses resulting from the Company's loss of key personnel.  Because of the limited number of personnel available for accounting duties, there is an inadequate segregation of duties related to accounting controls.  The accounting department consists only of the Company’s Chief Financial Officer.  Due to the Company's current lack of financial resources it has not been reasonable or cost beneficial for the Company to hire extra accounting personnel who would have no other purpose, duties, or workload than to provide formal segregation of duties under internal control principles.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of March 31, 2008 microHelix was not involved in any legal proceedings.

ITEM 6. EXHIBITS

(a) Exhibits:

10.1(1)	Promissory Note dated December 28, 2006 issued by microHelix, Inc. to James M. Williams
10.2(1)	Subordination Agreement dated December 28, 2006 among microHelix, Inc., James M. Williams and BFI Business Finance
10.3(2)	Second Agreement Regarding Amendment of Promissory Note dated March 12, 2007 between microHelix, Inc. and MH Financial Associates, LLC
10.4(2)	Second Amended and Restated Promissory Note dated March 12, 2007 issued by microHelix, Inc. to MH Financial Associates, LLC
10.5(2)	Form of Warrant dated March 12, 2007 issued by microHelix, Inc. to MH Financial Associates, LLC and to be issued to Dr. Steven G. Ashton
10.6(2)	Form of Amendment to Warrant dated March 12, 2007 between microHelix, Inc. and MH Financial Associates, LLC
10.7(2)	Forbearance and Waiver Agreement dated March 12, 2007 between microHelix, Inc. and MH Financial Associates, LLC
10.8(2)	Amendment to Registration Rights Agreement dated March 12, 2007 between microHelix, Inc. and MH Financial Associates, LLC
10.9(3)*	Independent Contractor Agreement effective February 12, 2007 between Moore Electronics, Inc. and Dr. Steven G. Ashton, as amended
31.1(4)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(4)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(4)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(4)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Form 8-K filed on January 3, 2007.
(2)	Incorporated by referenced to the Company's Form 8-K filed on March 16, 2007.
(3)	Incorporated by reference to the Company's Forms 8-K filed on March 16, 2007 and April 5, 2007.
(4)	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ James E. Horswill	President and Chief Financial Officer	March 24, 2009
James E. Horswill