Form 10-Q
period 2008-06-30
MICROHELIX INC
filed 2009-03-25
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended June 30, 2008

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
Quarter Ended June 30, 2008

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

MICROHELIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
June 30, 2008 and December 31, 2007

	2008	2007
Assets
Current Assets:
Cash	$70	$5,797
Prepaid expenses and other current assets	48,798	22,917
Total assets	$48,868	$28,714

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$745,688	$1,068,933
Accrued liabilities	18,274	250,886
Current maturities of notes payable, net of discount at June 30, 2008	28,294	198,739
Common stock warrant liability	—	62,822
Total liabilities	792,256	1,581,380

Shareholders' Deficit:
Preferred stock, convertible, no par value, 10,000,000 shares authorized,
279,070 Series C Preferred Stock issued and outstanding, liquidation preference $600,000	533,000	533,000
Common stock, no par value 75,000,000 shares authorized, 1,972,568 and 966,339 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	17,477,917	17,462,823
Additional paid-in capital	10,248,407	5,989,455
Accumulated deficit	(29,002,712)	(25,537,944)
Total shareholders' deficit	(743,388)	(1,552,666)
Total liabilities and shareholders' deficit	$48,868	$28,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Sales	$—	$2,501,021	$—	$5,306,164
Cost of sales	—	2,819,625	—	5,632,557
Gross profit/(loss)	—	(318,604)	—	(326,393)

Operating Expenses:
Sales and marketing	—	82,016	—	209,976
General and administrative	3,720,312	421,916	3,822,806	885,639
Total operating expenses	3,720,312	503,932	3,822,806	1,095,615
Loss from operations	(3,720,312)	(822,536)	(3,822,806)	(1,422,008)

Other income (expense):
Interest and other income	—	—	3,414	—
Impairment expense-intangible assets	—	(242,658)	—	(242,658)
Impairment expense-goodwill	—	(732,365)	—	(732,365)
Loan restructuring expense	—	3,191	—	(989,079)
Warrant valuation gain	—	2,174,383	62,822	1,478,580
Debt forgiveness	132,157	—	335,881	—
Interest expense	(23,604)	(255,905)	(44,079)	(507,330)
Other income (expense) – net	108,553	946,646	358,038	(992,852)

Net income (loss) before benefit from income taxes	(3,611,759)	124,110	(3,464,768)	(2,414,860)

Benefit from income taxes	—	(45,868)	—	(91,737)
Net income (loss)	$(3,611,759)	$169,978	$(3,464,768)	$(2,323,123)

Net income (loss) per share Basic	$(1.83)	$.18	$(2.07)	$(2.40)
Diluted	$(1.83)	$.08	$(2.07)	(2.40)

Weighted average number of shares outstanding – Basic	1,972,568	966,339	1,676,506	966,309
Diluted	1,972,568	2,171,948	1,676,506	966,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2008	2007
Cash Flows Provided By (Used In) Operating Activities:
Net loss	$(3,464,768)	$(2,323,123)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Depreciation –capital assets	—	189,359
Goodwill impairment	—	732,365
Amortization – intangible assets	—	107,454
Intangible assets impairment	—	242,658
Provision for doubtful accounts	—	80,881
Provision for inventory reserves	—	338,424

Common stock issued for services	—	2,500
Loan restructuring costs	—	992,270
Warrants issued for advisory services	3,598,971	—
Warrant valuation gain	(62,822)	(1,478,580)
Interest expense-amortization	—	176,124
Debt forgiveness	(335,881)	—
Benefit for deferred income taxes	—	(91,737)
Change in assets and liabilities:
(Increase) Decrease in assets:
Accounts receivable	—	1,149,236
Inventories	—	817,833
Prepaid expenses and other current assets	(25,881)	22,591
Increase (Decrease) in liabilities:
Accounts payable	(50,501)	292,307
Accrued liabilities	50,612	(292,906)
Net cash provided by (used in) operating activities	(290,270)	957,656

Cash Flows Provided By (Used In) Financing Activities:

Payments on line of credit	—	(9,277,197)
Proceeds from line of credit	—	7,759,042
Payments on notes payable	—	(57,004)
Proceeds from exercise of warrants	15,094	—
Payments on notes payable to shareholders	—	(150,000)
Proceeds from issue of notes payable to shareholders	269,449	750,000
Net cash provided by (used in) financing activities	284,543	(975,159)

Change in cash	(5,727)	(17,503)
Cash, beginning of period	5,797	40,680
Cash, end of period	$70	$23,177

Supplemental Disclosure of Non-cash Financing Activities:
Warrants issued to lenders-recorded as debt discount	$659,981	$551,970
Common stock warrant liability	$—	$1,818,200
Refinance of accrued interest to note payable	$283,224	$—
Reclassification of note payable to accounts payable	$63,137	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Six Months Ended June 30, 2008 and 2007

1.   Summary of Significant Accounting Policies and Basis of Presentation

Nature of Operations— Until September 28, 2007, when microHelix, Inc. (“we,” “us,” “ the Company,” or “microHelix”) suspended manufacturing operations and concluded the disposition of its assets to its secured creditors, the Company was a manufacturer of custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets.  On May 31, 2007, the Company surrendered substantially all its assets to its secured creditors and concluded the disposition of all the Company's assets September 28, 2007, after which microHelix became a shell company (see "Going Concern") that will seek out suitable business combinations.

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

Principles of Consolidation — These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Moore Electronics, Inc. ("Moore).  All material inter-company accounts have been eliminated in consolidation.

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

Net Income/(Loss) per Share — The Company uses SFAS No. 128, "Earnings per Share" for calculating the basic and diluted income/(loss) per share. Basic income/(loss) per share is computed by dividing net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Since there was a loss for the three and six months ended June 30, 2008 and the six months ended June 30, 2007, the issuance of shares from the conversion of preferred stock or warrants would be anti-dilutive.  The Company computes dilutive shares using the treasury method.

For the three months ended June 30, 2008, the following reconciles the denominator of the basic and diluted earnings per share computation:

Weighted average basic shares outstanding	966,339
Warrants	1,019,562
Convertible preferred stock	186,047
Weighted average diluted shares outstanding	2,171,948

 For the three months ended June 30, 2008, warrants to purchase 45,376 shares of Common Stock were not included in the dilutive earnings per share computation as the effects would have been anti-dilutive.  For the three and six months ended June 30, 2008, the outstanding number of potentially dilutive common shares totaled 758,767 shares of common stock, consisting of Series C Preferred Stock convertible to 186,047 shares of Common Stock and warrants to purchase 572,720 shares of Common Stock.  For the six months ended June 30, 2007, the outstanding number of potentially dilutive common shares totaled 1,250,985 shares of Common Stock, consisting of Series C Preferred Stock convertible into 186,047 shares of Common Stock and warrants to purchase 1,064,938 shares of Common Stock.

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

As additional consideration to, and as a requirement of, MH Financial extending additional credit to microHelix and modifying the Original Note, our Board of Directors approved the sale (the "Sale") to MH Financial or its assigns of all of microHelix's MicroCoax Assembly Solutions division's assets, which comprised substantially all of the Company's operating assets, and all issued and outstanding shares of Moore.  The closing date for the sale was to be not later than September 30, 2007, and would be subject to certain terms and conditions, including approval by microHelix's shareholders.  Shareholder approval for the Sale was not requested and the Sale did not occur.

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

4.   Customer Concentration

The Company did not have revenues from customers during the three or six months ended June 30, 2008.  During the three months ended June 30, 2007 approximately $1,185,827 in sales were made to four customers.  For the six months ended June 30, 2007, $2,137,853 of the Company’s sales were made to these same four customers and the accounts receivable balance for these four customers as of June 30, 2007 totaled $353,983.

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

For the six months ending June 30, 2007, the Company recorded $107,454 as amortization expense.

6. Notes Payable and Warrants

A summary of the Company’s notes payable outstanding as of June 30, 2008 is as follows:

MH Financial Associates, LLC	$677,743
Other	10,532
Total notes payable	$688,275
Note Discount-MH Financial	(659,981)
Total notes payable-net of discount	$28,294

The Company was in default on a promissory note to EPICOR Software Corporation.  The remaining balance of $63,137 was settled during the first quarter of 2008 and reclassified to accounts payable. EPICOR forgave a portion of the promissory note. The Company in is default under the terms of its settlement with EPICOR Software Corporation.

On March 12, 2007 the Company modified the Original Note owed to MH Financial by executing the Amended Note.  See Note 2 - Terms of Troubled Debt Modification.

On June 27, 2008 the Company obtained a loan from MH Financial in the amount of $977,743.  The loan amount includes $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008 and has received no additional advances against the $500,000 loan amount.  Effective as of the date of this loan, interest will accrue on the outstanding principal balance of the loan at a rate of 20% per annum on the outstanding principal balance.  The original due date of the loan was December 27, 2008 and, as a condition of the December 31, 2008 advance, the due date was extended to December 27, 2009.  As a condition of the initial disbursement on June 27, 2008, the Company also issued warrants to purchase 7,466,666 shares of Common Stock at $0.001 per share.  The warrants expire June 27, 2013. The warrants have a fair value relative to the fair value of the associated debt of $659,981 calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	1
Expected volatility	202.46%
Risk-free interest rate	1.15%
Expected dividend	—

The Company also issued warrants on June 27, 2008 that grant MH Financial the right to purchase 1,066,667 shares of Common Stock with an exercise price of $0.001 per share as consideration for financial advisory services.  The warrants expire on June 27, 2013.  The warrants have a fair value of $3,598,971 (recorded as general and administrative expense) calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	1
Expected volatility	202.46%
Risk-free interest rate	1.15%
Expected dividend	—

7. Liability for Potentially Dilutive Securities in Excess of Authorized Number of Common Shares

In accordance with EITF 00-19, the Company accounts for potential shares that can be converted to Common Stock that are in excess of authorized shares, as a liability that is recorded at fair value.  Total potential outstanding Common Stock exceeded the Company’s authorized shares on March 12, 2007 when the Company restructured its debt with MH Financial. At that time outstanding warrants allowed the holders the right to purchase approximately 579,867 shares over the current authorized amount. The fair value of the warrants in excess of the authorized shares at March 12, 2007 was $1,818,200 and was recognized as a liability on March 12, 2007. This liability was required to be evaluated at each reporting date with any change in value included in other income/ (expense) until such time as enough shares were authorized to cover all potentially convertible instruments.  For the three and six months ended June 30, 2008 and June 30, 2007 the Company recorded $2,174,383 and $1,478,580, respectively, in gain related to the change in fair value of its potential liability.  During the first quarter of 2008 the remaining fair value of $62,822 was reported as a gain since the Company increased its authorized shares (see below).

In January 2008 the Company’s shareholders voted to amend the Company’s Amended and Restated Articles of Incorporation, as amended, to increase the number of authorized shares of Preferred Stock to 10 million and Common Stock to 75 million.

8.  Subsequent Events

On December 31, 2008 the Company received a $100,000 advance against the loan the Company obtained from MH Financial on June 27, 2008.  As a condition of this $100,000 disbursement, the Company also issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.

On February 25, 2009 the Company received a $100,000 advance against the loan the Company obtained from MH Financial on June 27, 2008.  As a condition of this $100,000 disbursement, the Company also issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Because the Moore Electronics subsidiary continue to operate during the windup period; management continued to evaluate its estimates for the Moore Electronics subsidiary on a going concern basis that assumed continued operations, including those related to product returns, bad debts, inventories, prepaid expenses, intangible assets, income taxes, warranty obligations, and other contingencies.  The Company based the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which formed the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from those estimated.  The Company believes the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

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

The Company completed the initial public offering in November 2001.  The Common Stock currently trades on the Pink Sheets under the symbol MHLX.PK.  On June 11, 2007 the Company filed a Form 15 with the Securities and Exchange Commission terminating its registration under Section 12(g) of the Securities Exchange Act of 1934 and the suspension of its duty to file reports under Sections 13 and 15(d) of the Securities Exchange Act of 1934. On March 24, 2009 the Company recommended filing reports due under the Securities and Exchange Act of 1934.

THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Total sales in the second quarter of 2008 were $0, compared to $2,501,021 in the second quarter of 2007.  For the six months ended June 30, 2008 total sales were $0 compared to $5,306,164.  The decrease in sales is due to the sale of the MicroCoax division and the assets of the Moore Electronics, Inc. subsidiary.

Gross profit in the second quarter of 2008 was $0 compared to a gross loss of $(318,604) in the second quarter of 2007.  For the six months ended June 30, 2008 the total gross loss was $0 compared to a gross profit of $(326,393) recorded in the first six months of 2007.  The decrease in the gross profit is due to the sale of the icroCoax division and the assets of the Moore Electronics, Inc. subsidiary.

Total operating expenses in the second quarter of 2008 were $3,720,312, compared to $503,932 for the same period one year ago.  For the six month period ending June 30, 2008 the total operating expenses were $3,822,806 compared to $1,095,615 for the first six months of 2007.  The increase is due to the $3,598,971 of professional services expense in the second quarter of 2008 related to the warrants issued in conjunction with the advisory services agreement and was partially offset by the wind down and sale of the MicroCoax division and the assets of the Moore Electronics, Inc. subsidiary.

Sales and marketing expenses for the second quarter of 2008 were $0, compared to $82,016 in the second quarter of 2007.  For the six month period ending June 30, 2008 the sales and marketing expenses were $0 compared to $209,976 for the first six months of 2007.   The decrease is due to the wind down and sale of the MicroCoax division and the assets of the Moore Electronics, Inc. subsidiary.

General and administrative expenses for the second quarter of 2008 were $3,720,312 compared to $421,916 in the second quarter of 2007.  For the six month period ending June 30, 2008 the general and administrative expenses were $3,822,806 compared to $885,639 for the first six months of 2007.  The increase is due to the $3,598,971 of professional services expense in the second quarter of 2008 related to the warrants issued in conjunction with the advisory services agreement and was partially offset by the wind down and sale of the MicroCoax division and the assets of the Moore Electronics, Inc. subsidiary.

Net other income for the second quarter of 2008 was $108,553 compared to net other income of $946,646 for the second quarter of 2007.  For the six month period ending June 30, 2008 the net other income (expense) was $358,038 as compared to ($992,852) for the first six months of 2007.  The difference was the income associated with the change in the warrant valuation in 2007 offset by the amortization of note discount, loan restructuring expenses, higher interest rates, and the impairment of the intangible assets and goodwill.

The Company recorded a net (loss) of ($3,611,759) in the second quarter of 2008 compared to a net income of $169,978 in the second quarter of 2007.  On a year to date basis for the six months ended June 30, 2008 the company recorded a net (loss) of ($3,464,768) compared to a (loss) of ($2,323,123) recorded during the first six months of 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008 the Company had $70 of cash.  Cash used in operating activities during the six-month period ended June 30, 2008 was $290,270 compared to cash provided by operating activities of $957,656 in the same period a year ago, a degradation of $1,247,926. The use of funds included a net loss of $3,464,768, a net decrease in accounts payable of $50,501, debt forgiveness of $335,881, offset by an increase in accrued liabilities of $50,612 and warrants issued for advisory services of $3,598,971.

For the six months ending June 30, 2008 financing activities provided the company with $284,543 of cash as compared to $975,159 of cash used in financing activities during the first six months of 2007.  The source of the cash during 2008 was primarily advances on notes payable from the Company’s secured creditor.

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

The following description of the Company's principal debt at June 30, 2008 should be read in the context of the foregoing paragraph.  See also Note 6 of Notes to Consolidated Financial Statements.

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

ITEM 4.   CONTROLS AND PROCEDURES

The Company’s President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2008.  Based on that evaluation, our President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not designed at a reasonable assurance level nor are they effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required, and that such information is not accumulated and communicated to our management, including the Company’s President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company had no legal proceedings pending at June 30, 2008.

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