Form 10-Q
period 2008-09-30
MICROHELIX INC
filed 2009-03-25
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended September 30, 2008

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
Quarter Ended September 30, 2008

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

MICROHELIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
September 30, 2008 and December 31, 2007

	2008	2007
Assets
Current Assets:
Cash	$1,135	$5,797
Prepaid expenses and other current assets	30,547	22,917
Total assets	$31,682	$28,714

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$733,216	$1,068,943
Accrued liabilities	110,253	250,886
Common stock warrant liability	—	62,822
Current maturities of notes payable-net of discount at September 30, 2008	358,285	198,739
Total liabilities	1,201,754	1,581,380

Shareholders' Deficit:
Preferred Stock, convertible, no par value, 10,000,000 shares authorized,
279,070 Series C Preferred Stock issued and outstanding, liquidation preference $600,000	533,000	533,000
Common stock, no par value, 75,000,000 shares authorized, 1,972,568 and 966,339 shares issued and outstanding at September 30, 2008 and December 31, 2007	17,477,917	17,462,823
Additional paid-in capital	10,248,407	5,989,455
Accumulated deficit	(29,429,396)	(25,537,944)
Total shareholders' deficit	(1,170,072)	(1,552,666)
Total liabilities and shareholders' deficit	$31,682	$28,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Sales	$—	$2,673,692	$—	$7,979,856
Cost of sales	—	1,459,901	—	7,092,458
Gross profit	—	1,213,791	—	887,398

Operating Expenses:
Sales and marketing	—	4,908	—	214,884
General and administrative	94,326	154,730	3,917,132	1,040,369
Total operating expenses	94,326	159,638	3,917,132	1,255,253
Income (loss) from operations	(94,326)	1,054,153	(3,917,132)	(367,855)

Other income (expense):
Interest and other income	27,557	—	30,971	—
Impairment expense-intangible assets	—	—	—	(242,658)
Impairment expense-goodwill	—	—	—	(732,365)
Loan restructuring expense	—	—	—	(989,079)
Warrant valuation gain	—	—	62,822	1,478,580
Debt forgiveness	5,185	109,471	341,066	109,471
Loss on disposal of equipment	—	(545,721)	—	(545,721)
Interest expense	(365,100)	(509,560)	(409,179)	(1,016,890)
Other income (expense) – net	(332,358)	(945,810)	25,680	(1,938,662)

Net income (loss) before benefit from income taxes	(426,684)	108,343	(3,891,452)	(2,306,517)
Benefit from income taxes	—	(206,408)	—	(298,145)
Net income (loss)	$(426,684)	$314,751	$(3,891,452)	$(2,008,372)

Net income (loss) per share Basic	$(.22)	$.33	$(1.97)	$(2.08)
Diluted	$(.22)	$.15	$(1.97)	$(2.08)
Weighted average number of shares outstanding – Basic	1,972,568	966,339	1,775,913	966,319
Diluted	1,972,568	2,157,695	1,775,913	966,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30
	2008	2007
Cash Flows Provided By (Used In) Operating Activities:
Net loss	$(3,891,452)	$(2,008,372)
Adjustments to reconcile net income (loss) to cash provided by
(used in) operating activities:
Depreciation -capital assets	—	266,510
Goodwill impairment	—	732,365
Amortization – intangible assets	—	107,454
Intangible asset impairment	—	242,658
Provision for doubtful accounts	—	80,858
Provision for inventory reserves	—	(404,476)
Common stock issued for services	—	2,500
Interest expense-amortization	329,991	662,090
Loan restructuring costs	—	992,270
Warrants issued for advisory services	3,598,971	—
Warrant valuation gain	(62,822)	(1,478,580)
Debt forgiveness	(341,066)	(109,471)
Loss on disposal of equipment	—	545,721
Benefit for deferred income taxes	—	(298,145)

Change in assets and liabilities:
(Increase) Decrease in assets:
Accounts receivable	—	1,640,689
Inventories	—	2,004,879
Prepaid expenses and other current assets	(7,630)	38,606
Increase (Decrease) in liabilities:
Accounts payable	(57,788)	163,868
Accrued liabilities	142,591	(315,223)
Payable-settlements	—	—
Net cash provided by (used in) operating activities	(289,205)	2,866,201

Cash Flows Provided by Investing Activities:
Proceeds from sale of equipment	—	92,000
Net cash provided by investing activities	—	92,000

Cash Flows Provided By (Used In) Financing Activities:
Payments on line of credit	—	(9,656,474)
Proceeds from line of credit	—	7,759,042
Payments on notes payable	—	(1,695,453)
Proceeds from exercise of warrants	15,094	—
Payments on notes payable to shareholders	—	(150,000)
Proceeds from issue of notes payable to shareholders	269,449	750,000
Net cash provided by (used in) financing activities	284,543	(2,992,885)

Change in cash	(4,662)	(34,684)
Cash, beginning of period	5,797	40,680
Cash, end of period	$1,135	$5,996

Supplemental Disclosure of Non-cash Financing Activities:
Warrants issued to lenders-recorded as debt discount	$659,981	$551,970
Common stock warranty liability	$—	$1,818,200
Reclassification of note payable to accounts payable	$63,137	$—
Refinance of accrued interest to note payable	$283,224	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Nine Months Ended September 30, 2008 and 2007

1.   Summary of Significant Accounting Policies and Basis of Presentation

Nature of Operations— Until September 28, 2007, when microHelix, Inc. (“we,” “us,” “the Company,” or “microHelix”) suspended manufacturing operations and concluded the disposition of its assets to its secured creditors, the Company was a manufacturer of custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets.  On May 31, 2007, the Company surrendered substantially all its assets to its secured creditors and concluded the disposition of all the Company's assets September 28, 2007, after which microHelix became a shell company (see "Going Concern") that will seek out suitable business combinations.

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

Going Concern— Despite the Company’s efforts to restructure its debts, continuing deterioration of the Company’s financial condition during April and May 2007 caused the board to conclude that the Company’s creditors and shareholders would be best served by allowing the secured creditors to foreclose on the Company’s assets.  The Company agreed to voluntarily surrender its assets on May 31, 2007 and began winding up its affairs.  In connection with the windup, the company stopped paying its unsecured creditors for goods and services provided prior to May 21, 2007.  To ensure an orderly transition, the Company’s customers agreed to substantial price increases, provided raw materials and subsidized certain expenses which allowed the Moore Electronics subsidiary to fill its backlog, collect its receivables and cure outstanding deficiencies in rent payments and benefits plans.  The Company applied the proceeds from filling these orders to the outstanding balances due to its secured creditors.

These consolidated financial statements reflect the shutdown (discontinuance) of the MicroCoax Assembly Solutions division which occurred May 23, 2007.  The division’s assets were sold to an unrelated third party for $17,000 during July 2007.  The Company’s Moore Electronics subsidiary continued to operate for the benefit of the secured creditors through September 28, 2007 after which its assets were sold to an unrelated third party for $75,000 during September 2007.  These sales resulted in a loss on disposal of equipment of $545,721.

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

Net Income/( Loss) per Share — The Company uses SFAS No. 128, "Earnings per Share" for calculating the basic and diluted income/(loss) per share. Basic income/(loss) per share is computed by dividing net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Since there was a loss for the three and nine months ended September 30, 2008 and the nine months ended September 30, 2007, the issuance of shares from the conversion of preferred stock or warrants would be anti-dilutive.  The Company computes dilutive shares using the treasury method.

For the three months ended September 30, 2008, the following reconciles the denominator of the basic and diluted earnings per share computation:

Weighted average basic shares outstanding	966,339
Warrants	1,005,309
Convertible preferred stock	186,047
Weighted average diluted shares outstanding	2,157,695

 For the three months ended September 30, 2008, warrants to purchase 45,376 shares of Common Stock were not included in the dilutive earnings per share computation as the effects would have been anti-dilutive. For the three and nine months ended September 30, 2008, the outstanding number of potentially dilutive common shares totaled 758,767 shares of Common Stock, consisting of Series C Preferred Stock convertible into 186,047 shares of Common Stock and warrants to purchase 572,720 shares of Common Stock. For the nine months ended September 30, 2007, the outstanding number of potentially dilutive common shares totaled 1,250,985 shares of Common Stock, consisting of Series C Preferred Stock convertible into 186,047 shares of Common Stock and warrants to purchase 1,064,938 shares of Common Stock.

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

4.   Customer Concentration

The Company did not have revenues from customers during the three or nine months ended September 30, 2008.  During the three months ended September 30, 2007 approximately $1,899,832 in sales were made to four customers.  For the nine months ended September 30, 2007, $3,842,960 of the Company’s sales were made to four customers and the accounts receivable balance for these four customers as of September 30, 2007 totaled $152,384.

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

For the nine months ending September 30, 2008 and 2007, the Company recorded $0 and $107,454 as amortization expense.

6.    Notes Payable and Warrants

A summary is as follows:

MH Financial Associates, LLC	$677,744
Other	10,532
Total notes payable	$688,276
Note discount-MH Financial	(329,991)
Total notes payable-net of discount	$358,285

The Company was in default on a promissory note to EPICOR Software Corporation.  The remaining balance of $63,137 was settled during the first quarter of 2008 and reclassified to accounts payable. EPICOR forgave a portion of the promissory note. The Company is in default under the terms of its settlement with EPICOR Software Corporation.

On March 12, 2007 the Company modified the Original Note owed to MH Financial by executing the Amended Note.  See Note 2 - Terms of Troubled Debt Modification.

On June 27, 2008 the Company obtained a loan from MH Financial in the amount of $977,743.  The loan amount includes $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 25, 2009, and has received no additional advances against the $500,000 loan amount.  Effective as of the date of this loan, interest will accrue on the outstanding principal balance of the loan at a rate of 20% per annum on the outstanding principal balance.  The original due date of the loan was December 27, 2008 and, as a condition of the December 31, 2008 advance, the due date was extended to December 27, 2009.  As a condition of the initial disbursement on June 30, 2008, the Company also issued warrants to purchase 7,466,666 shares of Common Stock at $0.001 per share.  The warrants expire June 27, 2013.  The warrants have a fair value relative to the fair value of the associated debt of $659,981 calculated using the Black-Scholes option pricing model with the following assumptions:

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

7.   Liability for Potentially Dilutive Securities in Excess of Authorized Number of Common Shares

In accordance with EITF 00-19, the Company accounts for potential shares that can be converted to Common Stock that are in excess of authorized shares, as a liability that is recorded at fair value.  Total potential outstanding Common Stock exceeded the Company’s authorized shares on March 12, 2007 when the Company restructured its debt with MH Financial. At that time outstanding warrants allowed the holders the right to purchase approximately 579,867 shares over the current authorized amount. The fair value of the warrants in excess of the authorized shares at March 12, 2007 was $1,818,200 and was recognized as a liability on March 12, 2007. This liability was required to be evaluated at each reporting date with any change in value included in other income/ (expense) until such time as enough shares were authorized to cover all potentially convertible instruments.  For the three and nine months ended September 30, 2008 and September 30, 2007 the Company recorded zero and $1,478,580 in gain related to the change in fair value of its potential liability.  During the first quarter of 2008 the remaining fair value of $62,822 was reported as a gain since the Company increased its authorized shares (see below).

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

During April and May 2007, the Company’s financial condition deteriorated significantly from the loss of a major customer (due to regulatory actions taken against that customer by the United States FDA that were unrelated to the Company), loss of key personnel, and continuing and accelerating operating deficits.  On May 31, 2007 the Company surrendered its assets to its creditors and began winding up its affairs; a circumstance that indicated a need for an impairment review.  In connection with the windup, the Company determined that the liquidation value of its tangible assets was insufficient to repay its secured and unsecured creditors, and therefore, the carrying value of Goodwill required adjustment.  The Company recorded a charge of $732,365 as of June 30, 2007, writing the value of its Goodwill to $0; and a charge of $296,385, writing the value of its intangibles to $0.

RESULTS OF OPERATIONS

Overview

Until September 2007, microHelix manufactured of custom cable assemblies for the medical and commercial Original Equipment Manufacturer ("OEM") markets.  Typical cable assemblies included cable, connectors, contacts, flex reliefs and housings;  sub-components of medical devices and commercial electronic systems.  The Company operated the business in a single operating segment through two units: the Moore subsidiary and the MicroCoax Assembly Solutions division.

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

The Company completed the initial public offering in November 2001.  The Common Stock currently trades on the Pink Sheets under the symbol MHLX. PK., On June 11, 2007 the Company filed a Form 15 with the Securities and Exchange Commission terminating its registration under Section 12(g) of the Securities Exchange Act of 1934 and the suspension of its duty to file reports under Sections 13 and 15(d) of the Securities Exchange Act of 1934.  On March 24, 2009, the Company recommenced filing reports due under the Securities Exchange Act of 1934.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Total sales in the third quarter of 2008 were $0, compared to $2,673,692 in the third quarter of 2007, a decrease of $2,673,692.  For the nine months ended September 30, 2008 total sales were $0 compared to $7,979,856, a decrease of $7,979,856.  The decrease in sales is due to the sale of the MicroCoax division and the assets of the Moore Electronics, Inc. subsidiary.

Gross profit in the third quarter of 2008 was $0 compared to a gross profit of $1,213,791 in the third quarter of 2007, a decrease of $1,213,791.  For the nine months ended September 30, 2008 the total gross profit was $0 compared to a gross profit of $887,398 recorded in the first nine months of 2007, a decrease of $887,398.  The decrease in the gross profit is due to the sale of the MicroCoax division and the assets of the Moore Electronics, Inc. subsidiary.

Total operating expenses in the third quarter of 2008 were $94,326, compared to $159,638 for the same period one year ago, a decrease of $65,312.  For the nine month period ending September 30, 2008 the total operating expenses were $3,917,132 compared to $1,255,253 for the first nine months of 2007, an increase of $2,661,879.  The increase is due to the $3,598,971 of professional services expense in the second quarter of 2008 related to the warrants issued in conjunction with the advisory services agreement and was partially offset by the wind down and sale of the MicroCoax division and the assets of the Moore Electronics, Inc. subsidiary.

Sales and marketing expenses for the third quarter of 2000 were $0, compared to $4,908 in the third quarter of 2007, a decrease of $4,908.  For the nine month period ending September 30, 2008 the sales and marketing expenses were $0 compared to $214,884 for the first nine months of 2007, or a $214,884 decrease.   The decrease is due to the wind down and sale of the MicroCoax division and the assets of the Moore Electronics, Inc. subsidiary.

General and administrative expenses for the third quarter of 2008 were $94,326 compared to $154,730 in the third quarter of 2007, a decrease of $60,404.  For the nine month period ending September 30, 2008 the general and administrative expenses were $3,917,132 compared to $1,040,369 for the first nine months of 2007, an increase of $2,876,763.  The increase is due to the $3,598,971 of professional services expense in the second quarter of 2008 related to the warrants issued in conjunction with the advisory services agreement and was partially offset by the wind down and sale of theMicroCoax division and the assets of the Moore Electronics, Inc. subsidiary.

Net other (expense) for the third quarter of 2008 was $(332,358) compared to net other (expense) of $(945,810) for the third quarter of 2007.  For the nine month period ending September 30, 2008 the net other income was $25,680 as compared to net other (expense) of ($1,938,662) for the first nine months of 2007.  The difference was the income associated with the change in the warrant valuation in 2007 offset by the amortization of note discount, loan restructuring expenses, higher interest rates, loss on disposal of equipment, and impairment of the intangible assets.

The Company recorded a net (loss) of $(426,684) in the third quarter of 2008 compared to a net income of $314,751 in the third quarter of 2007.  On a year to date basis for the nine months ended September 30, 2008 the company recorded a net (loss) of ($3,891,452) compared to a net (loss) of $(2,008,372) recorded during the first nine months of 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, the Company had $1,135 of cash.  Cash used by operating activities during the nine-month period ended September 30, 2008 was $289,205 compared to cash provided by operating activities of $2,866,201 in the same period a year ago. The use of funds included a net loss of $3,891,452, a net decrease in accounts payable of $57,788, debt forgiveness of $341,066, offset by an increase in accrued liabilities of $142,591, warrants issued for advisory services of $3,598,971, and amortization of debt discount of $329,991.

For the nine months ending September 30, 2008 the company provided $284,543 from financing activities as compared to $2,992,885 of cash used in financing activities during the first nine months of 2007.  The primary source of cash from financing activities for the nine month period ending September 30, 2008 was advances on notes payable from the Company’s secured creditor.

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

The following description of the Company's principal debt at September 30, 2008 should be read in the context of the foregoing paragraph.  See also Note 6 of Notes to Consolidated Financial Statements.

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

On June 27, 2008 the Company obtained a loan from MH Financial in the amount of $977,743.  The loan amount includes $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 25, 2009, and has received no additional advances against the $500,000 loan amount.  Effective as of the date of this loan, interest will accrue on the outstanding principal balance of the loan at a rate of 20% per annum.  As a condition of the loan the Company also issued warrants to purchase 7,466,666 shares of Common Stock at $0.001 per share.  As a condition of the December 31, 2008 advance the Company also issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.  As a condition of the February 25, 2009 advance the Company also issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.  In addition the Company signed a financial advisory agreement with MH Financial which included the provision that the Company would issue warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2008.  Based on that evaluation, our President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not designed at a reasonable assurance level nor are they effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required, and that such information is not accumulated and communicated to our management, including the Company’s President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 2008, the Company was not a party to any litigation proceedings.

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