Form 10-K
period 2008-12-31
MICROHELIX INC
filed 2009-04-16
CIK 1142406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 001-16781

microHelix, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Oregon	91-1758621
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5300 SW Meadows, Suite 400, Lake Oswego, Oregon	97035
(Address of Principal Executive Offices)	(Zip Code)

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
☑

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

There were 1,973,421 shares of the issuer's Common Stock outstanding as of December 31, 2008.

At a special meeting of the shareholders on March 19, 2008, the Company's Amended and Restated Articles of Incorporation, as amended, were amended to affect a reverse split of the Company's Common Stock in which every 15 shares of Common Stock held by a shareholder were reduced to one share of Common Stock.  The consolidated financial statements, notes, and other references to share and per share data contained in this Annual Report have been retroactively restated to reflect such reverse stock split for all periods presented.

Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Such statements reflect management's current view and estimates of future economic and market circumstances, industry conditions, company performance and financial results.  Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are subject to risks and uncertainties that could cause our future results to differ materially from the results discussed herein.  Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K.  We do not intend, and undertake no obligation, to update any such forward-looking statements to reflect events or circumstances that occur after the date of this filing.

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

Continuing deterioration of the Company's financial condition during April and May 2007 caused the Company to voluntarily surrender its assets to its secured creditors on May 31, 2007 and winding up its affairs.  In connection with the windup, the Company stopped paying its unsecured creditors for goods and services provided prior to May 21, 2007.  The Company and its wholly owned subsidiary, Moore Electronics, Inc. ("Moore"), operated for the benefit of the secured creditors until September 2007, at which time it ceased manufacturing operations and became a shell company.  See Note 1 to the Consolidated Financial Statements – "Going Concern."

The Company’s current business objective is to locate appropriate opportunities for a business combination.  The Company does not currently engage in any activity that provides cash flow.  The Company anticipates incurring costs related to the filing of Exchange act reports, officers’ and directors’ salaries and transaction costs related to a business combination.  There is no assurance that the Company will be able to raise sufficient capital to cover those expenses.  Until the Company consummates a business combination, it does not anticipate any future expenditures for research and development or the purchase or sale of any property, plant, or equipment.

Certain types of business combination transactions may be completed without having to first submit the transaction to our shareholders for approval.  If a business combination transaction is structured such that approval by the Company’s shareholders is not required, our shareholders will not be provided with financial or other information relating to the other party to the business combination prior to the completion of the transaction.

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

Employees

The Company had no full-time employees and one part-time employee in the United States as of April 1, 2009.

Where You Can Find More Information

On June 11, 2007, the Company filed a Form 15 with the Securities and Exchange Commission terminating is registration under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and suspending of its duty to file reports under Sections 13 and 15(d) of the Exchange Act.  On March 25, 2009, the Company voluntarily filed its annual and quarterly reports for 2007 and quarterly reports for 2008 with the Securities and Exchange Commission.

The Company is not currently subject to the information requirements of the Securities Exchange Act of 1934, as amended.  However, we voluntarily file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission.  You may inspect and copy any document we file with the SEC at the SEC's public reference rooms in Washington, D.C. at 100 F Street, N.W., Washington, D.C. 20549, on official business days from 10:00 a.m. to 3:00 p.m.  You may obtain information on the operation of the SEC's public reference rooms by calling (800) SEC-0330.  You may also purchase copies of our SEC filings by writing to the SEC, Public Reference Section, 100 F Street, N.W., Washington, D.C. 20549.  Our SEC filings are also available on the SEC's website at http://www.sec.gov.

Item 1A.  Risk Factors

Risk Factors

We are subject to various risks that could have a negative effect on the Company and its financial condition, including without limitation the following:

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

Scarcity of and competition for business opportunities and combinations

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities.  A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company.  Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do.  The Company will therefore be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, we will also compete with numerous small public companies in seeking merger or acquisition candidates.

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

Reporting requirements may delay or preclude acquisitions

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.  Acquisition prospects that do not have or are unable to obtain the required audited financial statements may not be appropriate for acquisition if the reporting requirements of the Exchange Act are applicable to us.

No public trading market

     There is no public trading market for our securities and there can be no assurance that a trading market for our securities will develop if we complete a business combination.  Until such time as our securities are eligible for quotation on a public market, we will be at a competitive disadvantage with other companies, including shell companies, who have publicly traded securities, in attracting suitable candidates to participate in a business combination with us.

Lack of diversification

Our activities will be limited to the operations engaged in by the business entity with which we merge or acquire.  Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

Regulation under Investment Company Act

Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, as amended (the “1940Act”)  because we will not be engaged in the business of investing or trading in securities.  In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the 1940 Act.  In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.  We have not obtained a formal determination from the Securities and Exchange Commission as to our status under the 1940 Act.  Consequently, any violation of the 1940 Act could subject the Company to material adverse consequences.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

After the Company surrendered its assets to its secured creditors and wound up its affairs, it terminated the lease for the space it previously occupied.  The Company does not currently maintain an executive office.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a special meeting of shareholders on March 19, 2009 at which the shareholders voted to elect two additional individuals as members of the Company’s board of directors.  The following votes were cast for or withheld as to the nominee for the position of director:

Director Nominee	Votes For	Votes Withheld
Thomas Sidley	1,249,555	0
Donald Megrath	1,249,555	0

The nominees for director were elected by the shareholders. There were no abstentions or broker non-votes with regard to this matter.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is no established public trading market for the Company's securities.  As of the date of this report the Company's Common Stock trades on the Pink Sheets under the symbol MHLN.PK.  The table below sets forth for the periods indicated the high and low bid prices for the Common Stock as reported by the Pink Sheets from January 1, 2007 through December 31, 2008.  The prices in the table are the high and low bid prices as reported by the Pink Sheets, adjusted to reflect the impact of the 1 for 15 reverse stock split of the Company's Common Stock, which was not reflected by the Pink Sheets until the end of 2008. The prices shown represent interdealer prices without adjustments for retail mark-ups, mark-downs or commissions and consequently may not represent actual transactions.

Common Stock "MHLN.PK"

2008 Fiscal Quarters	High	Low
First Quarter	$4.500	$1.800
Second Quarter	$3.375	$3.375
Third Quarter	$9.000	$2.700
Fourth Quarter	$6.750	$0.030

2007 Fiscal Quarters	High	Low
First Quarter	$5.250	$2.250
Second Quarter	$5.250	$7.875
Third Quarter	$15.750	$5.625
Fourth Quarter	$11.250	$1.575

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

Recent Sales of Unregistered Securities

Other than as reported in our quarterly reports on Form 10-Q and current reports on Form 8-K, we did not sell any equity securities that were not registered under the Securities Act of 1933 during the year ended December 31, 2008.

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

Item 6.  Selected Financial Data

Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

All of the references to share and per share data below have been retroactively restated to reflect the reverse stock split for all periods presented due to the 1 for 15 reverse stock split approved by the Company's shareholders at a special meeting of shareholders on March 19, 2008.

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

Continuing deterioration of the Company's financial condition during April and May 2007 caused the Company to voluntarily surrender its assets to its secured creditors on May 31, 2007 and begin winding up its affairs.  In connection with the windup, the Company stopped paying its unsecured creditors for goods and services provided prior to May 21, 2007.  The Company and its wholly owned subsidiary, Moore Electronics, Inc. ("Moore"), operated for the benefit of the secured creditors until September 2007, at which time it ceased manufacturing operations and the Company became a shell company.  See Note 1 to the Consolidated Financial Statements – "Going Concern."

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Because Moore continued to operate during the windup period, management continued to evaluate its estimates for Moore on a going concern basis that assumed continued operations, including those related to product returns, bad debts, inventories, prepaid expenses, intangible assets, income taxes, warranty obligations and other contingencies.  The Company's MicroCoax Assembly Division’s assets were evaluated for impairment and the value of its remaining assets was adjusted to $17,000, which is the value the Company received from the sale of the MicroCoax assets to an unrelated third party on July 12, 2007.  The Company based the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which formed the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  The Company believes the following critical accounting policy and related judgments and estimates affect the preparation of the Company's consolidated financial statements.  See also Note 1 to the Consolidated Financial Statements.

Revenue Recognition—The Company recognized revenue from commercial sales of cables, connectors, customized cable assemblies, wire harnesses, and mechanical assemblies when title passed, which was upon shipment.  Commercial sales were made F.O.B. point of shipment and the products must have been physically shipped from the factory.  Returns were limited to nonconforming products and the volume of returns was insignificant.  The Company does not establish reserves for returns because returns were minimal.

Results of Operations

The following table presents the Company's historical operating results for the periods indicated as a percentage of sales:

Year Ended December 31,
2007
Sales	100%
Cost of sales	89
Gross profit (loss)	11
Operating expenses:
Sales and marketing	3
General and administrative	14
Total operating expenses	17
Loss from operations	(6)
Other income (expense)	(10)
Net loss before benefit for income taxes	(16)
Income tax benefit	4
Net loss	(12)%

Year ended December 31, 2008 compared with year ended December 31, 2007

One principal event affected the Company's financial results in 2008 and 2007.   Despite the Company's efforts to restructure its debts, continuing deterioration of the Company's financial condition during April and May 2007 caused the Board of Directors to approve a voluntary surrender of the Company's assets to its secured creditors and begin winding up its affairs.  See Item 1 – Overview.

Total sales in 2008 were $0, compared to $8,014,892 in 2007.  Gross profit in 2008 was $0 compared to gross profit of $850,942 in 2007.  The decreases in sales and gross profit were due to the loss of the Redmond, Washington facility of Physio-Control, Inc., a subsidiary of Medtronic, Inc. and a key customer of the Company, due to regulatory actions taken by the United States FDA against Physio-Control, Inc. that were unrelated to the Company; the closure and sale of the MicroCoax Assembly Solutions division and the wind down of microHelix, Inc., and the wind down and sale of the assets of Moore.

Total operating expenses in 2008 were $4,061,564 compared to $1,319,039 in 2007.  The increase was due primarily to warrants issued for financial advisory services and was offset by head count reductions that reduced salary and related benefits expenses, reduced consultant expenses, the closure and sale of the MicroCoax Assembly Solutions division and the wind down of Moore and microHelix, Inc., and the wind down and sale of the assets of Moore.

Sales and marketing expenses for 2008 were $0 compared to $217,379 in 2007.  This decrease is due to head count reductions that reduced salary and related benefits expenses, reduced consultant expenses, the closure and sale of the MicroCoax Assembly Solutions division and the wind down of microHelix, Inc., and the wind down and sale of the assets of Moore.

General and administrative expenses for 2008 were $4,061,564 compared to $1,101,660 in 2007.  The increase was due to warrants issued for financial advisory services and was offset by head count reductions that reduced salary and related benefits expenses, reduced consultant expenses, the closure and sale of the MicroCoax Assembly Solutions division and the wind down of the Company and the wind down and sale of the assets of Moore.

Net other expense for 2008 was $352,715 compared to net other expense of $781,169 for 2007.  The difference was the higher income in 2007 associated with debt forgiveness and change in the warrant valuation offset by the higher amortization of note discount, loan restructuring expenses, higher interest rates, impairment of intangible assets (including goodwill), and the loss on disposal of equipment.

Net loss for 2008 was $4,413,279 compared to a net loss of $951,121 in 2007.

Liquidity and Capital Resources

As of December 31, 2008, the Company had $98,433 of cash. Cash used in operating activities during 2008 was $291,907 compared to cash provided by operating activities of $3,117,188 in the same period a year ago.  The use of funds included a net loss of $4,413,279, debt forgiveness of $329,742, and a net decrease in accounts payable of $57,786, offset by an increase in accrued liabilities of $289,853, warrants issued for advisory services of $3,598,971, and amortization of debt discount of $659,981.

For the twelve-month period ending December 31, 2008 the Company had cash provided by financing activities of $384,543 as compared to $3,244,071 from financing activities during the twelve months ended December 31, 2007.  The primary source of cash from financing activities for the twelve month period ending December 31, 2008 was advances on notes payable from the Company’s secured creditor.

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

The following description of the Company's principal debt at March 31, 2009 should be read in the context of the foregoing paragraph.  See also Notes 2, 6 and 12 to the Company's Consolidated Financial Statements.

On March 12, 2007, the Company obtained an additional loan from MH Financial Associates, LLC (“MH Financial”) of $750,000.  In connection with the additional loan, the original note (the "Original Note") evidencing then-existing debt owed to MH Financial was amended (the "Amended Note") to reflect a revised principal amount of $1,778,964, which bore interest at a rate of 12% per annum ("Current Interest").  The Amended Note replaced and superseded the Original Note.  Additional interest accrued on the Amended Note at a rate of 8% per annum, which was compounded quarterly and was payable at maturity ("Deferred Interest").  The Company made separate payments with respect to $1,006,086 of the principal under the Original Note ("Loan 1") and with respect to $750,000 of the principal added in the Amended Note ("Loan 2").  Beginning April 19, 2007 and on the same day of each subsequent month, microHelix was to pay $20,000 per month to be applied to Current Interest and principal on Loan 1 and $7,500 per month of Current Interest on Loan 2.  On September 30, 2007, the Company was to make an additional payment of accrued Current Interest through that date with regard to Loan 2.  Beginning on October 31, 2007, and on the last day of each subsequent month through and including May 31, 2008, the Company was to pay $87,555 per month to be applied against the Current Interest and principal balance of Loan 2.  All amounts outstanding under the Amended Note, including the Deferred Interest, were due and payable on June 30, 2008.

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

The Company used $153,698 of the proceeds from Loan 2 of the Amended Note to pay in full a promissory note previously issued to James M. Williams, one of the Company's former directors.  The remaining proceeds were used to make payments to certain vendors and to fund operating costs.  In connection with Loan 2, microHelix issued warrants to MH Financial to purchase 666,667 shares of Common Stock at an initial exercise price of $0.015 per share.  All but 13,332 of these warrants were exercised in 2008.  The remaining warrants to purchase 13,332 shares of our Common Stock expire on March 11, 2010.  In connection with the Amended Note, the right to convert the Original Note into shares of our Common Stock was cancelled.

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

On March 12, 2007 the Company was in default under the Original Note.  On that date, the Company and MH Financial entered into a Forbearance and Waiver Agreement (the "Forbearance Agreement") under which MH Financial agreed to forbear with respect to the  Company’s defaults and agreed to waive certain of the obligations to register shares of Common Stock owned by MH Financial pursuant to the Registration Rights Agreement dated October 19, 2006 between us and MH Financial.   As consideration for the Forbearance Agreement, we issued warrants to MH Financial to purchase 193,333 shares of Common Stock at an exercise price of $0.015 per share.  All of these warrants were exercised in 2008.  As additional consideration for the Forbearance Agreement, the Company also agreed to reduce the exercise price to $0.015 per share for warrants to purchase 188,741 shares of our Common Stock issued to MH Financial pursuant to the Original Note.  After giving effect to the additional warrants issued in connection with the Amended Note and the Forbearance Agreement, MH Financial is the beneficial holder of approximately 55% of the Company's voting capital stock.

On June 27, 2008 the Company refinanced the Amended Note from MH Financial by issuing a note payable to MH Financial in the amount of $977,743.  The loan amount included $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 25, 2009, and has received no additional advances against the $500,000 loan amount.  Effective as of the date of the loan, interest will accrue on the outstanding principal balance of the loan at a rate of 20% per annum.  The original due date of the loan was December 27, 2008 and, as a condition of the December 31, 2008 advance, the due date was extended to December 27, 2009.  As an additional consideration for the initial disbursement on June 30, 2008, the Company also issued warrants to purchase 7,466,666 shares of Common Stock at $0.001 per share to MH Financial Associates, LLC. MH Financial Associates, LLC has agreed to assign certain of its warrants to investors as follows: (i) Aequitas Catalyst  Fund LLC: warrants to purchase 1,166,601 shares; (ii) Thurman Holdings 1, Limited Partnership: warrants to purchase 2,822,867 shares; (iii) Fiserv Trust Company fbo Robert J. Jesnik: warrants to purchase 59,958 shares and (iv) CTK Capital Corporation, a corporation controlled by James M. Williams, former Chairman of the Company’s Board of Directors: warrants to purchase 332,384 shares.  The warrants expire June 27, 2013.

As additional consideration for the $100,000 advance on December 31, 2008, the Company issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.

As additional consideration for the $100,000 advance on February 27, 2009, the Company issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.

In all of the above cases, warrants to purchase Common Stock were issued in reliance on Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and we obtained representations from the investors as to their status as "accredited investors" as that term is defined in Regulation D.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
microHelix, Inc.
Lake Oswego, Oregon

We have audited the accompanying consolidated balance sheets of microHelix, Inc. and Subsidiary, ("the Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of microHelix, Inc. and Subsidiary, as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
April 9, 2009

microHelix, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2007	2008
Assets
Current Assets:
Cash	$5,797	$98,433
Prepaid expenses	22,917	—
Total current assets	28,714	98,433

Total assets	$28,714	$98,433
Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$1,068,933	$744,542
Accrued liabilities	250,886	257,515
Current maturities of notes payable	198,739	694,161
Common stock warrant liability	62,822	—
Total current liabilities	1,581,380	1,696,218

Shareholders' Deficit:
Preferred stock, convertible, no par value, 10,000,000 shares authorized, 279,070 Series C Preferred stock issued and outstanding, liquidation preference of $600,000	533,000	533,000
Common stock, no par value, 75,000,000 shares authorized, 1,973,421 and 966,339 shares issued and outstanding at December 31, 2008 and 2007 respectively	17,462,823	17,477,917
Additional paid-in capital	5,989,455	10,342,521
Accumulated deficit	(25,537,944)	(29,951,223)
Total shareholders' deficit	(1,552,666)	(1,597,785)

Total liabilities and shareholders' deficit	$28,714	$98,433

The accompanying notes are an integral part of these consolidated financial statements.

microHelix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2008

Sales, net	$8,014,892	$—
Cost of Sales	7,163,950	—
Gross profit	850,942	—

Operating Expenses:
Sales and marketing	217,379	—
General and administrative	1,101,660	4,061,564
Total operating expenses	1,319,039	4,061,564

Loss from operations	(468,097)	(4,061,564)

Other income (expense):
Other income	—	30,785
Impairment expense-intangible assets	(242,658)	—
Loan restructuring expense	(989,079)	—
Warrant valuation gain	1,755,378	62,822
Debt forgiveness	1,107,854	329,742
Impairment expense-goodwill	(732,365)	—
Loss on disposal of equipment	(545,721)	—
Interest expense	(1,134,578)	(775,064)
Total other income (expense)	(781,169)	(351,715)

Loss before benefit for income taxes	(1,249,266)	(4,413,279)

Benefit for Income Taxes	298,145	—
Net loss	$(951,121)	$(4,413,279)

Loss per common share — basic and diluted	$(.98)	$(2.42)
Weighted average number of shares outstanding — basic and diluted	966,275	1,825,346

The accompanying notes are an integral part of these consolidated financial statements.

microHelix, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
Years Ended December 31, 2007 and 2008

				Additional
	Common Stock		Preferred	Paid-in	Accumulated
	Shares	Amount	Stock Series C	Capital	Deficit	Total
Balance, December 31, 2006	965,672	$17,462,823	$533,000	$6,292,850	$(24,586,823)	$(298,150)
Common stock issued for services	667			2,500		2,500
Warrants issued with troubled debt restructuring				606,239		606,239
Change in strike price for warrants				354,096		354,096
Warrants issued in conjunction with debt				551,970		551,970
Common stock warrant liability				(1,818,200)		(1,818,200)
Net loss for the year					(951,121)	(951,121)
Balance, December 31, 2007	966,339	$17,462,823	$533,000	$5,989,455	$(25,537,944)	$(1,552,666)
Common stock issued for exercise of warrants	1,006,229	15,094				15,094
Additional shares issued upon final calculation of reverse stock split	853
Warrants issued in conjunction with debt				754,095		754,095
Warrants issued for advisory services				3,598,971		3,598,971
Net Loss for the year					(4,413,279)	(4,413,279)
Balance , December 31, 2008	1,973,421	$17,477,917	$533,000	$10,342,521	$(29,951,223)	$(1,597,785)

The accompanying notes are an integral part of these consolidated financial statements.

microHelix, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2008
Cash Flows Provided By (Used In) Operating Activities:
Net loss	$(951,121)	$(4,413,279)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation-property and equipment	266,510	—
Goodwill impairment	732,365	—
Amortization-intangible assets	107,454	—
Intangible assets impairment	242,658	—
Change in provision for doubtful accounts	(3,206)	—
Change in provision inventory reserves	(404,476)	—
Common stock issued for services	2,500	—
Benefit from deferred income taxes	(298,145)	—
Debt forgiveness	(1,107,854)	(329,742)
Loan restructuring costs	992,270	—
Warrants issued for advisory services	—	3,598,971
Warrant valuation gain	(1,755,378)	(62,822)
Loss on disposal of equipment	545,721	—
Interest expense-amortization	706,322	659,981
Change in operating assets and liabilities:
(Increase) Decrease in assets:
Accounts receivable	1,908,866	—
Inventories	2,004,879	—
Prepaid expenses and other current assets	20,775	22,917
Increase (Decrease) in liabilities:
Accounts payable	473,993	(57,786)
Accounts payable-related parties	(8,232)	—
Accrued liabilities	(358,713)	289,853
Net cash provided by (used in) operating activities	3,117,188	(291,907)

Cash Flows Provided by Investing Activity:
Proceeds from sale of equipment	92,000	—
Net cash provided by investing activity	92,000	—

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from (repayments of) line of credit , net	(1,897,432)	—
Payments on notes payable	(1,817,242)	—
Proceeds from exercise of warrants	—	15,094
Payment on notes payable to shareholders	(150,000)	—
Checks issued in excess of bank balances	(129,397)	—
Proceeds from issuance of notes payable to shareholders	750,000	369,449
Net cash provided by (used in) financing activities	(3,244,071)	384,543
Change in cash	(34,883)	92,636
Cash, beginning of year	40,680	5,797
Cash, end of year	$5,797	$98,433

The accompanying notes are an integral part of these consolidated financial statements.

MICROHELIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)
Years Ended December 31, 2007 and 2008

	Year Ended December 31,
	2007	2008

Supplemental disclosure of cash flow information — Cash paid for interest	$205,089	$—

Supplemental disclosure of non-cash Financing Activities:
Common stock warrant liability	$1,818,200	$—
Warrants issued to lenders-recorded as debt discount	$551,970	$754,095
Reclassification of note payable to accounts payable	$—	$63,137
Refinance of accrued interest to note payable	$—	$283,224

The accompanying notes are an integral part of these consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Nature of Operations— Until September 28, 2007, when microHelix, Inc (“the Company”) suspended manufacturing operations and concluded the disposition of its assets to its secured creditors, the Company was a manufacturer of custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets.  On May 31, 2007, the Company surrendered substantially all its assets to its secured creditors and concluded the disposition of all the Company's assets September 28, 2007, after which microHelix became a shell company (see "Going Concern") that will seek out suitable business combinations.  Management believes that presentation of discontinued operations would not be appropriate since substantially all of the Company’s operations have been discontinued.

On June 27, 2008 the Company entered into an advisory services agreement with Aequitas Capital Management, Inc. (“Aequitas”) under which Aequitas began to provide strategy development, strategic planning, marketing, corporate development and other such advisory services that the Company reasonably requests from time to time, under direction of the Company’s Board of Directors for a monthly fee of $10,000 and reimbursement of expenses.  In addition a warrant for 1,066,667 shares of Company stock with an exercise price of $0.001 per share was issued to Aequitas in 2008 on the inception of Aequitas service on June 27, 2008 (see Note 9).  Under a separate agreement the Company has obligation to pay Aequitas $5,000 per month for certain services related to occupancy of Aequitas facilities and information technology support related thereto.  In addition to advising and servicing the Company, Aequitas is also manager of MH Financial Associates, LLC and Aequitas Catalyst, LLC which are two of the Company’s largest shareholders.

Principles of Consolidation—The consolidated financial statements include the accounts of microHelix, Inc. (including its MicroCoax Assembly Solutions division) and its wholly owned subsidiary, Moore Electronics, Inc. (“Moore”).  All intercompany transactions have been eliminated.

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

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred recurring net losses, had an accumulated deficit of $29,951,223 at December 31, 2008, and has no current business operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The Company accounts for unrecognized tax benefits in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48).  The Company has not recorded any liabilities for uncertain tax positions or any related interest or penalties.

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

Net Loss per Share — The Company uses SFAS No. 128, "Earnings per Share" for calculating the basic and diluted loss per share.  Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding.   Because the Company recorded a loss for the years ended December 31, 2008 and 2007 the issuance of shares from the conversion of preferred stock or warrants would be anti-dilutive.  Basic and diluted losses per common share were identical for these periods.  The Company computed dilutive shares using the treasury method.

For the year ended December 31, 2008, the outstanding number of potentially dilutive common shares totaled 9,843,510 shares of Common Stock, consisting of Series C Preferred Stock convertible into 186,047 shares of Common Stock, and warrants to purchase 9,657,464 shares of Common Stock.  At December 31, 2007, the outstanding number of potentially dilutive common shares totaled 1,250,985 shares of Common Stock, consisting of Series C Preferred Stock convertible into 186,047 shares of Common Stock and warrants to purchase 1,064,938 shares of Common Stock.

Operating Segments and Reporting Units — The Company operated as a single business segment and reporting unit.  For the year ended December 31, 2007, substantially all revenues had been derived from domestic operations.

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

The foregoing modifications to the Original Note resulted in an effective interest rate of 54.7% to be applied prospectively to the carrying amount of the debt. Interest expense through the revised maturity date of June 30, 2008 was increased accordingly.  For accounting and financial reporting purposes, this modification is characterized as troubled debt restructuring.  Accordingly, the costs associated with this modification have been expensed in the period of the restructuring.  There was no gain implicit in this restructuring because total principal and interest payments under the modified debt terms exceed the net carrying value of the original debt.

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

4. Major Customers

     In 2007, sales to four customers represented 49% of the Company’s total sales.  No other customer in 2007 accounted for more than 10% of sales.

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

     The Company had no customers in 2008.

5. Line of Credit

The Company had a revolving line of credit with an asset-based lender.  The line of credit was fully secured by accounts receivable and inventory.  All amounts owing under the line of credit were paid in 2007.

6.  Notes Payable
A summary of the Company's notes payable outstanding as of December 31, 2008 and 2007 is as follows:

	2008	2007
MH Financial Associates, LLC	$777,743	$125,070
EPICOR Software Corporation	—	63,137
Other	10,532	10,532
Total Notes Payable	788,275	198,739
Debt discounts
Warrants issued with MH Financial note	(94,114)	—

Notes Payable, net	694,161	198,739
Current maturities	(694,161)	(198,739)
	$—	$—

The note payable to EPICOR Software Corporation at December 31, 2007 was partially settled and reclassified to accounts payable in 2008.

The Original MH Financial Note required the Company to make monthly payments of $20,000 (including interest at 10% until July 19, 2007 and 14% thereafter).  All principal and unpaid interest was due at maturity on July 19, 2008.  The Original Note was secured by substantially all of the Company's assets.  As of December 31, 2006, the Original Note was convertible into 228,663 shares of Common Stock based on a stated conversion rate of $4.50.  After giving value to warrants issued in conjunction with the Original Note (see Note 9), the effective conversion rate was less than the market price of the common stock at the commitment date.  The resulting beneficial conversion feature was valued at $37,729.  The conversion feature of the Original Note was cancelled in March 2007 (see Note 2).

On March 12, 2007 the Company modified the Original Note owed to MH Financial by executing the Amended Note.  See Note 2 - Terms of Troubled Debt Modification.

     On June 27, 2008 the Company refinanced the Amended Note from MH Financial by issuing a new note payable in the amount of $977,743.  The loan amount included $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, and $100,000 on December 31, 2008.  Effective as of the date of this loan, interest will accrue on the outstanding principal balance of the loan at a rate of 20% per annum on the outstanding principal balance.  The original due date of the loan was December 27, 2008 and, as a condition of the December 31, 2008 advance, the due date was extended to December 27, 2009.

7. Liability for Potentially Dilutive Securities in Excess of Authorized Number of Common Shares

     In accordance with EITF 00-19, the Company accounts for potential shares that can be converted to Common Stock, which are in excess of authorized shares, as a liability that is recorded at fair value.  Total potential outstanding Common Stock exceeded the Company’s authorized shares on March 12, 2007 when the Company restructured its debt with MH Financial.  In this process the Company issued 860,000 warrants.  At that time total warrants and convertible preferred stock allowed the holder to purchase approximately 579,867 shares over the current authorized amount.  The fair value of the warrants in excess of the authorized shares at March 12, 2007 was $1,818,200 and was recognized as a liability on March 12, 2007.  This liability is required to be evaluated at each reporting date with any change in value included in the other income/(expense) until such time as enough shares are authorized to cover all potentially convertible instruments.  As of December 31, 2007 the Company had recorded $1,755,378 in income related to the change in the fair value of its potential liability.  As discussed in Note 9, the Company increased its authorized shares in 2008 such that the potentially dilutive securities no longer exceeded the authorized number of common shares.  As such the Company reversed the remaining $62,822 liability to income.

8.  Income Taxes

Deferred income taxes, reflecting the net tax effects of temporary differences between the carrying amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, are based on tax laws currently enacted.

The components of deferred tax asset are as follows:
	For the year ended December 31,
	2007	2008
Federal net operating loss carry forwards	$6,674,000	$7,512,000
State net operating loss carry forwards	1,298,000	637,000
Deferred tax asset	7,972,000	8,149,000
Valuation allowance	(7,972,000)	(8,149,000)
Net deferred tax asset	$—	$—

As of December 31, 2008 the Company had federal and state net operating loss carry forwards of approximately $22.1 million and $14.6 million respectively, expiring during the years 2013 through 2028.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of substantial exercises of warrants.

The Company’s tax returns are open to audit for the years ended December 31, 2005 to 2008.

A benefit for income taxes of $298,145 has been recorded for the year ended December 31, 2007, due to the Company's amortization of its deferred tax liability related to the acquisition of Moore and in accordance with FASB 109.  The differences between the benefit for income taxes and income taxes computed using the U.S. federal income tax rate was as follows:

	For the year ended December 31,
	2007	2008
Benefit computed using statutory rate (34%)	$(425,000)	$(1,501,000)
Change in Valuation Allowance	632,000	177,000
Change in net operating loss carry forwards based on filed income tax returns	—	1,036,000
Goodwill and Other Intangibles Impairment (permanent difference)	417,000	—
Common Stock Warrant Valuation Gain (permanent difference)	(597,000)	597,000
Other Permanent Differences	76,000	(18,000)
Amortization of Deferred Tax Liability	(298,145)	—
State Income Taxes	(103,000)	(291,000)
Benefit for Income Taxes	$(298,145)	$—

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

9.  Shareholders' Deficit

Preferred Stock — As of December 31, 2008 the Company was authorized to issue 10,000,000 shares of preferred stock, 279,070 of which are designated Series C Preferred Stock, no par value ("Series C Preferred Stock"), all of which are issued and outstanding.

     The Series C Preferred Stock is owned by MH Financial.  Each share of Series C Preferred Stock is initially convertible into 0.66667 shares of Common Stock.  If the Series C Preferred Stock were converted using the initial conversion ratio, microHelix would issue 186,047 shares of Common Stock.

Stock Warrants — Prior to 2007, the Company issued 44,131 warrants which are still exercisable as follows:

Warrants	Exercise Price	Expiration Date
31,867	$3.75	April 2015
4,861	$7.20	June 2016
6,667	$7.50	July 2011
736	$407.70	March 2012

On March 12, 2007 the Company modified its note payable owed to MH Financial.  See Note 2 - Terms of Troubled Debt Modification.  In connection with such modification, the Company issued warrants that grant MH Financial the right to purchase 666,667 shares of Common Stock of the Company at an exercise price of $0.015 per share.  All but 13,332 of these warrants were exercised in 2008.  The remaining warrants expire on March 11, 2010.  The warrants had a fair value relative to the fair value of the associated debt of $551,970 calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	1
Expected volatility	75.94%
Risk-free interest rate	4.96%
Expected dividend	—

Also on March 12, 2007, the Company issued warrants that grant MH Financial the right to purchase 193,333 shares of Common Stock with an exercise price of $0.015 per share as consideration under a forbearance agreement.  All of these warrants were exercised in 2008.  The warrants had a fair value of $606,239 (recorded as loan restructure expense) calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	1
Expected volatility	75.94%
Risk-free interest rate	4.96%
Expected dividend	—

Also on March 12, 2007, the Company agreed to reduce the exercise price from $4.50 to $0.015 on warrants to purchase 153,102 shares of Common Stock previously granted to MH Financial.  All of these warrants were exercised in 2008. The change in the fair value of the warrants of $354,096 (recorded as loan restructure expense) had been calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	1
Expected volatility	75.94%
Risk-free interest rate	4.96%
Expected dividend	—

     As described in Note 6, on June 27, 2008 the Company refinanced the Amended Note from MH Financial by issuing a new note payable in the amount of $977,743.  As a condition of the initial disbursement on June 30, 2008, the Company also issued warrants to purchase 7,466,666 shares of Common Stock at $0.001 per share.  The warrants expire June 27, 2013.   The warrants have a fair value relative to the fair value of the associated debt of $659,981 calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	1
Expected volatility	202.46%
Risk-free interest rate	1.15%
Expected dividend	—

     The Company also issued warrants on June 27, 2008 that grant Aequitas Capital Management the right to purchase 1,066,667 shares of Common Stock with an exercise price of $0.001 per share as consideration for financial advisory services.  The warrants expire on June 27, 2013.  The warrants have a fair value of $3,598,971 (recorded as general and administrative expense) calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	1
Expected volatility	202.46%
Risk-free interest rate	1.15%
Expected dividend	—

     On December 31, 2008 the Company received a $100,000 advance against the loan the Company obtained from MH Financial on June 27, 2008.  As additional consideration for this $100,000 disbursement, the Company also issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.  The warrants expire December 31, 2013.   The warrants have a fair value relative to the fair value of the associated debt of $94,114 calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	1
Expected volatility	285.29%
Risk-free interest rate	0.37%
Expected dividend	—

Common Stock-During 2007 the Company issued 667 shares of Common Stock to various members of the Board of Directors for services rendered valued at $2,500.

During 2008, MH Financial and its affiliates exercised warrants to purchase 1,006,229 shares of Common Stock for $15,094.

On January 15, 2008 at a special meeting the shareholders, the Company's shareholders voted to amend the Company’s Amended Articles of Incorporation, as amended (the “Articles”) to increase the number of shares of Common Stock the Company is authorized to issue to 75,000,000 and the number of shares of Preferred Stock the Company is authorized to issue to 10,000,000.

On March 19, 2008 at a special meeting of the shareholders the Company's shareholders voted to amend the Articles to effect a reverse split of the Company's Common Stock in which every 15 shares of Common Stock held by a shareholder was reduced to one share of Common Stock.  The consolidated financial statements, notes, and other references to share and per share data in this Annual Report on Form 10-K have been retroactively restated to reflect the reverse stock split for all periods presented.

10.  Related-Party Transactions

There are no transactions with the affiliates or related parties that impact sales.

On June 27, 2008 the Company entered into an advisory services agreement with Aequitas Capital Management, Inc. (“Aequitas”) under which Aequitas began to provide strategy development, strategic planning, marketing, corporate development and other such advisory services that the Company reasonably requests from time to time, under direction of the Company’s Board of Directors for a monthly fee of $10,000 and reimbursement of expenses.  During the twelve month period ending December 31, 2008 the Company recorded $90,000 of expense for advisory services.  In addition a warrant for 1,066,667 shares of Company stock with an exercise price of $0.001 per share was issued to Aequitas in 2008 on the inception of Aequitas service on June 27, 2008 (see Note 9).  Under a separate agreement the Company has obligation to pay Aequitas $5,000 per month for certain services related to occupancy of Aequitas facilities and information technology support related thereto.  During the twelve month period ending December 31, 2008 the Company recorded $60,000 of expense for office rent and information technology support. In addition to advising and servicing the Company, Aequitas is also manager of MH Financial Associates, LLC and Aequitas Catalyst, LLC which are two of the Company’s largest shareholders. Included in accounts payable at December 31, 2008 is $90,000 due to Aequitas for advisory services, facilities occupancy, and information technology support.

11.  Commitments and Contingencies

Operating Leases — As of December 31, 2008 the Company had no long-term leases for office space and/or equipment.

For the years ended December 31, 2008 and 2007, the Company incurred rent expense of $60,000 and $193,962, respectively.

Litigation — From time to time, the Company is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty.  As of December 31, 2008, the Company is not aware of any legal proceedings or claims against the Company.

12.  Subsequent Events.

     On February 25, 2009 the Company received a $100,000 advance against the loan the Company obtained from MH Financial on June 27, 2008. As additional consideration for this $100,000 disbursement, the Company also issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.

Item 9.  Changes in and Disagreement With Accountants on Accounting and Financial Disclosure

Not Applicable

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

Evaluation of disclosure controls and procedures
The Company's President and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2008.  Based on that evaluation, the Company’s President and Chief Financial Officer concluded that its disclosure controls and procedures are not designed at a reasonable assurance level nor are they effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required, and that such information is not accumulated and communicated to its management, including its President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on the evaluation, the Company’s President and Chief Financial Officer, after evaluating the effectiveness of its “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of December 31, 2008, the Company’s disclosure controls and procedures were not effective due to the existence of several material weaknesses in its internal control over financial reporting, as discussed below.   The Company's disclosure controls and procedures are subject to material weaknesses resulting from the Company's loss of key personnel.  Because of the limited number of personnel available for accounting duties, there is an inadequate segregation of duties related to accounting controls.  The accounting department consists only of the Company’s Chief Financial Officer.  Due to the Company's current lack of financial resources it has not been reasonable or cost beneficial for the Company to hire extra accounting personnel who would have no other purpose, duties, or workload than to provide formal segregation of duties under internal control principles.

Management’s annual report on internal control over financial reporting
Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management evaluated, under the supervision and with the participation of our President and Chief Financial Officer, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Based on its evaluation under the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2008, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified
In connection with the preparation of the Company’s financial statements for the year ended December 31, 2007, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses.  These weaknesses were still present at December 31, 2008, and include:

1.
Insufficient segregation of duties in the Company’s finance and accounting functions due to limited personnel. During the year ended December 31, 2008, the Company had one person on staff that performed nearly all aspects of the Company’s financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

As part of the communications by Peterson Sullivan, LLP, (“Peterson Sullivan”), with the Company’s Audit Committee with respect to Peterson Sullivan’s audit procedures for fiscal 2008, Peterson Sullivan informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”).

Plan for Remediation of Material Weaknesses
The Company intends to take appropriate and reasonable steps to make the necessary improvements to remediate the deficiencies described above. The Company intends to consider the results of its remediation efforts and related testing as part of its year-end 2009 assessment of the effectiveness of its internal control over financial reporting.

Changes in Internal Controls over Financial Reporting
There were no significant changes in internal control over financial reporting during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Act.

The following table sets forth the names of the directors and officers of the Company.  Also set forth is certain information with respect to each such person's age at December 31, 2008, principal occupation or employment during at least the past five years, the periods during which he or she has served as a director of microHelix and positions currently held with microHelix.

Name	Age	Position
Thomas Sidley	52	Chairman of the Board
Donald Megrath	47	Director
James E. Horswill	59	President and Chief Financial Officer of microHelix and of Moore, Director

Thomas Sidley has an extensive 20-year background in finance, banking, and asset securitization.  He has successfully started and built two financial services companies, as well as managed the sale and divestiture of a large national mortgage company.  His corporate banking experience includes senior and subordinated debt facilities, structured finance, and commercial real estate.  Mr. Sidley is currently Senior Managing Director of Aequitas Capital Management, Inc., which is the manager of a shareholder of the Company.  Mr. Sidley has a B.S. degree in Business Administration from Portland State University and an M.B.A. with High Honors in Finance from Boston University.

Donald Megrath is an experienced financial and operations executive with more than 18 years of collective consulting experience in media and technology services companies before his involvement in the investment banking and fund management business over the last four years.  He has served as VP Finance and CFO in private and public companies.  Mr. Megrath is currently a Senior Associate at Aequitas Capital Management, Inc., which is the manager of a shareholder of the Company.  Mr. Megrath has a B.A. degree in Telecommunications and an M.B.A. from George Fox University.

James E. Horswill was appointed Corporate Controller in July 2005, Chief Financial Officer in February 2007, Secretary in April 2007, and President and Chief Executive Officer in June 2007.  He has been a director since November 2007.  From 1998 through 2003, Mr. Horswill was the Accounting Manager of Komatsu Silicon America, Inc, where he also served as Controller from 2003 through July 2005.  Mr. Horswill received his Bachelor of Science in Business Administration from Linfield College and his M.B.A. from George Fox University.

Officers serve at the discretion of the Board of Directors.  There are no family relationships among any of our directors and executive officers.

Audit Committee

The members of the Audit Committee during 2008 were Thomas Sidley and Donald Megrath.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not currently have a class of its equity securities registered pursuant to Section 12 of the Exchange Act.

Code of Ethics

microHelix adopted a code of ethics on April 6, 2005 that applies to its directors, officers and employees.  A copy of the code of ethics is attached as an exhibit to this Annual Report on Form 10-K.

Nominees for Board of Directors

     During 2008, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 10.  Executive Compensation.

Summary Compensation Table

The following table sets forth certain information regarding compensation paid during the last two fiscal years to our President and Chief Financial Officer. No other executive officer received compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)
James E. Horswill President and Chief Financial Officer	2008	$0			$59,875	(1)	$59,875
	2007	$81,439			$28,300	(1)	$109,739
(1)	Consulting fees

Option Grants in Last Fiscal Year

No options were granted in 2008 to our named executive officers.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None of our named executive officers held any outstanding stock options at December 31, 2008.  No stock options were exercised by our named executive officers during 2008.

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

Due to the financial condition of the Company, no payments or stock grants were made to the members of the Board of Directors during 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of March 31, 2009, with respect to the beneficial ownership of the Common Stock and Series C Preferred Stock of the Company by:  (i) each shareholder known by us to be the beneficial owner of more than 5% of the Common Stock and of our Series C Preferred Stock; (ii) each of our directors; (iii) our President and Chief Financial Officer and our other executive officers; and (iv) all executive officers and directors as a group.  Unless otherwise indicated, the address of each person listed below is: c/o microHelix, Inc., P.O. Box 1030, Tualatin, OR 97071.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of Common Stock issuable on exercise of currently exercisable or convertible securities or securities exercisable or convertible within 60 days of March 31, 2009 are deemed beneficially owned and outstanding for purposes of computing the percentage owned by the person holding such securities, but are not considered outstanding for purposes of computing the percentage of any other person, except with respect to Series C Preferred. Since each share of Series C Preferred is immediately convertible into 0.66667 shares of Common Stock it has been assumed for purposes of calculating a person's total beneficial ownership that all shares of Series C Preferred have been converted into shares of Common Stock.  Unless otherwise noted, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite that shareholder's name.  The shares held have been converted to account for the 1 for 15 reverse stock split approved by the Company's shareholders on March 19, 2008.

	Shares Beneficially Owned
Name of Beneficial Owner	Common Stock		Series C Preferred	Total	Percent
MH Financial Associates, LLC	10,172,895	(1)	186,047	10,359,302	88.12%
Aequitas Capital Managment Inc.	1,066,667	(2)	0	1,066,667	33.06%
Aequitas Catalyst Fund LLC	259,420		0	259,420	13.15%
Thurman Holdings 1, Limited Partnership	153,332		0	153,332	7.77%
Yee Ling Hayden(3)	148,986		0	148,986	7.55%
Paulson Investment Company Inc. (4)	119,189		0	119,189	6.04%
James E. Horswill	959		0	959	*
Thomas Sidley	0		0	0	*
Donald Megrath	0		0	0	*
Directors and Officers as a Group (3 Persons)	959		0	959	*

*Less than 1%

(1)  Includes warrants to purchase 48,546,666 shares of Common Stock. MH Financial Associates, LLC has agreed to assign certain of its warrants to investors as follows: (i) Aequitas Catalyst  Fund LLC: warrants to purchase 1,166,601 shares; (ii) Thurman Holdings 1, Limited Partnership: warrants to purchase 2,822,867 shares; (iii) Fiserv Trust Company fbo Robert J. Jesnik: warrants to purchase 59,958 shares and (iv) CTK Capital Corporation, a corporation controlled by James M. Williams, former Chairman of the Company’s Board of Directors: warrants to purchase 332,384 shares.

(2) Includes warrants to purchase 1,066,667 shares of common stock.

(3) Business address is 7103 S. Revere Parkway, Englewood, Colorado, 30112

(4) Business address is 811 SW Naito Parkway, Suite 200, Portland, Oregon, 97204

There are no known arrangements the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

On June 27, 2008 the Company entered into an advisory services agreement with Aequitas Capital Management, Inc. (“Aequitas”) under which Aequitas began to provide strategy development, strategic planning, marketing, corporate development and other such advisory services that the Company reasonably requests from time to time, under direction of the Company’s Board of Directors for a monthly fee of $10,000 and reimbursement of expenses.  During the twelve month period ending December 31, 2008 the Company recorded $90,000 of expense for advisory services.  In addition a warrant for 1,066,667 shares of Company stock with an exercise price of $0.001 per share was issued to Aequitas in 2008 on the inception of Aequitas service on June 27, 2008 (see Note 9).  Under a separate agreement the Company has obligation to pay Aequitas $5,000 per month for certain services related to occupancy of Aequitas facilities and information technology support related thereto.  During the twelve month period ending December 31, 2008 the Company recorded $60,000 of expense for office rent and information technology support. In addition to advising and servicing the Company, Aequitas is also manager of MH Financial Associates, LLC and Aequitas Catalyst, LLC which are two of the Company’s largest shareholders. Included in accounts payable at December 31, 2008 is $90,000 due to Aequitas for advisory services, facilities occupancy, and information technology support. Mr. Sidley and Mr. Megrath, two of the Company’s directors, are employees of Aequitas.

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

Item 14.  Principal Accounting Fees and Services.

On September 25, 2006, the Company approved the engagement of Peterson Sullivan LLP to serve as the Company's independent registered public accountants for the fiscal years ending December 31, 2006, 2007, and 2008.  During the fiscal years ended December 31, 2006 and 2007 and through the date hereof, the Company did not consult Peterson Sullivan LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or events.

Peterson Sullivan LLP has been selected as the Company's independent public accountants for the fiscal year ending December 31, 2007 and 2008.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Peterson Sullivan LLP for 2007 and 2008.

	2007	2008
Audit Fees	$52,000	$30,000
Audit-Related Fees	-
Tax Fees	-	10,000
All Other Fees	-

Totals	$52,000	$40,000

Audit Fees.  Audit services of Peterson Sullivan LLP for 2008 and 2007 consisted of examination of the consolidated financial statements of the Company, quarterly reviews of the financial statements and services related to the filings made with the SEC.

Tax Fees.  Tax preparation services were provided in 2008 by Geffen Mesher & Company, P.C.  Tax fees included in 2008 relate to filing the required tax reports for the fiscal years ended December 31, 2006 and 2007.

All Other Fees.  There were no fees billed by Peterson Sullivan LLP for services other than as described under "Audit Fees" for the years ended December 31, 2007 or December 31, 2008.

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

Item 15.  Exhibits, Financial Statement Schedules

Exhibit Number		Description
3.1(1)		Amended and Restated Articles of Incorporation of microHelix, Inc., as amended November 16, 2001, December 5, 2003, April 8, 2005, October 28, 2005 and October 17, 2006.
3.2(8)		Amendments to the Company's Amended and Restated Articles of Incorporation as amended January 16, 2008 and March 19, 2008.
3.3(2)		Bylaws of microHelix, Inc.
10.1(3)		Form of Warrant dated April 8, 2005 issued by microHelix, Inc. to financial advisors.
10.2(3)		Security Agreement dated April 8, 2005 among microHelix, Inc., Moore Electronics, Inc. and Marti D. Lundy.
10.3(4)		Form of Warrant dated October 19, 2006 issued by microHelix, Inc. to MH Financial Associates, LLC, as amended on March 12, 2007.
10.4(4)		Registration Rights Agreement dated October 19, 2006 between microHelix, Inc. and MH Financial Associates, LLC, as amended on March 12, 2007.
10.5(5)		Form of Warrant dated November 2, 2006 issued by microHelix, Inc. to MH Financial Associates, LLC, as amended on March 12, 2007.
10.6(6)		Second Agreement Regarding Amendment of Promissory Note dated March 12, 2007 between microHelix, Inc. and MH Financial Associates, LLC.
10.7(6)		Second Amended and Restated Promissory Note dated March 12, 2007 issued by microHelix, Inc. to MH Financial Associates, LLC.
10.8(6)		Form of Warrant dated March 12, 2007 issued by microHelix, Inc. to MH Financial Associates, LLC.
10.9(6)		Forbearance and Waiver Agreement dated March 12, 2007 between microHelix, Inc. and MH Financial Associates, LLC.
10.10(6)	*	Independent Contractor Agreement effective February 12, 2007 between Moore Electronics, Inc. and Steve Ashton.
10.11(8)	*	Independent Contractor Agreement effective September 21, 2007 between microHelix, Inc. and James E. Horswill.
10.12(8)		Third Agreement Regarding Amendment of Promissory Note dated December 31, 2008 between microHelix, Inc. and MH Financial Associates, LLC.
10.13(8)		Third Amended and Restated Promissory Note dated December 31, 2008 issued by microHelix, Inc. to MH Financial Associates, LLC.
10.14(8)		Advisory Services Agreement dated June 27, 2008 between microHelix, Inc, and Aequitus Capital Management, Inc.
10.15(8)		Warrant to Purchase Shares of Common Stock dated June 27, 2008 between microHelix, Inc. and MH Financial Associates, LLC.
10.16(8)		Registration Rights Agreement dated June 27, 2008 between microHelix, Inc and MH Financial Associates, LLC.
10.17(8)		Loan Modification Agreement dated December 31, 2008 between microHelix, Inc and MH Financial Associates, LLC.
14.1(7)		Policy on Business Ethics for Directors, Officers and Employees.
21.1(7)		Subsidiaries.
31.1(8)		Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(8)		Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, and to the Company's Forms 8-K filed on April 14, 2005, October 31, 2005 and October 19, 2006.

(2)	Incorporated by reference to the Company's Form SB-2 filed on July 26, 2001.
(3)	Incorporated by reference to the Company's Form 8-K filed on April 14, 2005 and October 20, 2006.
(4)	Incorporated by reference to the Company's Forms 8-K filed on October 20, 2006 and March 16, 2007.
(5)	Incorporated by reference to the Company's Form 8-K filed on March 16, 2007.

(6)	Incorporated by reference to the Company's Form 8-K filed on March 16, 2007.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.
(8)	Filed herewith.

* Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned; thereunto duly authorized, on April 14, 2009.

MICROHELIX, INC.

By:	/s/ James E. Horswill

James E. Horswill
Principal Executive and Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Sidley	Chairman and Director	April 14, 2009
Thomas Sidley

/s/ Donald Megrath	Director	April 14, 2009
Donald Megrath

/s/ James E. Horswill	Director	April 14, 2009
James E. Horswill