Form 10-K/A
period 2008-12-31
MICROHELIX INC
filed 2009-04-24
CIK 1142406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Transitional Small Business Disclosure Format: Yes ☐ No ☑

EXPLANATORY NOTE

     We are filing this Form 10-K/A to amend Part III, Item 12 of our Annual Report on Form 10-K for the year ended December 31, 2008, which we filed with the Securities and Exchange Commission on April 16, 2009.  This amendment is also being filed to correct certain typographical errors.  This Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K on April 16, 2009 or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above.

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

Continuing deterioration of the Company's financial condition during April and May 2007 caused the Company to voluntarily surrender its assets to its secured creditors on May 31, 2007 and wind up its affairs.  In connection with the windup, the Company stopped paying its unsecured creditors for goods and services provided prior to May 21, 2007.  The Company and its wholly owned subsidiary, Moore Electronics, Inc. ("Moore"), operated for the benefit of the secured creditors until September 2007, at which time it ceased manufacturing operations and became a shell company.  See Note 1 to the Consolidated Financial Statements – "Going Concern."

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

Where You Can Find More Information

On June 11, 2007, the Company filed a Form 15 with the Securities and Exchange Commission terminating is registration under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and suspended its duty to file reports under Sections 13 and 15(d) of the Exchange Act.  On March 25, 2009, the Company voluntarily filed its annual and quarterly reports for 2007 and quarterly reports for 2008 with the Securities and Exchange Commission.

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

On June 27, 2008 the Company refinanced the Amended Note from MH Financial by issuing a note payable to MH Financial in the amount of $977,743.  The loan amount included $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 25, 2009, and has received no additional advances against the $500,000 loan amount.  Effective as of the date of the loan, interest will accrue on the outstanding principal balance of the loan at a rate of 20% per annum.  The original due date of the loan was December 27, 2008 and, as a condition of the December 31, 2008 advance, the due date was extended to December 27, 2009.  As an additional consideration for the initial disbursement on June 30, 2008, the Company also issued warrants to purchase 7,466,666 shares of Common Stock at $0.001 per share to MH Financial Associates, LLC.  MH Financial Associates, LLC has assigned these warrants to certain of its investors as follows: (i) Aequitas Catalyst  Fund LLC: warrants to purchase 1,166,601 shares; (ii) Thurman Holdings 1, Limited Partnership: warrants to purchase 2,822,867 shares; (iii) Fiserv Trust Company fbo Robert J. Jesnik: warrants to purchase 59,958 shares and (iv) CTK Capital Corporation, a corporation controlled by James M. Williams, former Chairman of the Company’s Board of Directors: warrants to purchase 332,384 shares.  The warrants expire June 27, 2013.

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

Thomas Sidley has an extensive 20-year background in finance, banking, and asset securitization.  He has successfully started and built two financial services companies, as well as managed the sale and divestiture of a large national mortgage company.  His corporate banking experience includes senior and subordinated debt facilities, structured finance, and commercial real estate.  Mr. Sidley is currently a Senior Managing Director at Aequitas Capital Management, Inc., which is the manager of a shareholder of the Company.  Mr. Sidley has a B.S. degree in Business Administration from Portland State University and an M.B.A. with High Honors in Finance from Boston University.

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

	Shares Beneficially Owned
Name of Beneficial Owner	Common Stock		Series C Preferred	Total	Percent
MH Financial Associates, LLC	4,711,085	(1)	186,047	4,897,132	93.3%
Aequitas Catalyst Fund LLC	3,559,355	(2)	0	3,559,355	65.2%
Thurman Holdings 1, Limited Partnership	2,976,199	(3)	0	2,976,199	59.74%
Aequitas Capital Management Inc.	1,066,667	(4)	0	1,066,667	33.06%
James M. Williams	410,245	(5)	0	410,245	16.46%
Yee Ling Hayden(6)	148,986		0	148,986	6.9%
Paulson Investment Company Inc. (7)	119,189		0	119,189	5.52%
James E. Horswill	959		0	959	*
Thomas Sidley	0		0	0	*
Donald Megrath	0		0	0	*
Directors and Officers as a Group (3 Persons)	959		0	959	*

*Less than 1%

(1) Includes warrants to purchase 3,084,856 shares of Common Stock.

(2) Includes warrants to purchase 3,299,935 shares of common stock.

(3) Includes warrants to purchase 2,822,867 shares of common stock.

(4) Includes warrants to purchase 1,066,667 shares of common stock.

(5) Includes 73,915 shares of common stock and warrants to purchase 332,384 shares of common stock held by CTK Capital Corp., a company controlled by Mr. Williams.  Mr. Williams is a former director of the Company.

(6) Business address is 7103 S. Revere Parkway, Englewood, Colorado, 30112

(7) Business address is 811 SW Naito Parkway, Suite 200, Portland, Oregon, 97204

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

(2)	Incorporated by reference to the Company's Form SB-2 filed on July 26, 2001.
(3)	Incorporated by reference to the Company's Form 8-K filed on April 14, 2005 and October 20, 2006.
(4)	Incorporated by reference to the Company's Forms 8-K filed on October 20, 2006 and March 16, 2007.
(5)	Incorporated by reference to the Company's Form 8-K filed on March 16, 2007.

(6)	Incorporated by reference to the Company's Form 8-K filed on March 16, 2007.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on April 16, 2009

* Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned; thereunto duly authorized, on April 24, 2009.

MICROHELIX, INC.

By:	/s/ James E. Horswill

James E. Horswill
Principal Executive and Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Sidley	Chairman and Director	April 24, 2009
Thomas Sidley

/s/ Donald Megrath	Director	April 24, 2009
Donald Megrath

/s/ James E. Horswill	Director	April 24, 2009
James E. Horswill