Form 10-Q
period 2009-03-31
MICROHELIX INC
filed 2009-05-11
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the Transition Period from to

Commission file number: 001-16781

MICROHELIX, INC.
(Exact Name of Registrant as Specified in its Charter)

Oregon	91-1758621
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5300 Meadows Rd. Suite 400, Lake Oswego, Oregon	97035
(Address of Principal Executive	(Zip Code)
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
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of April 30, 2009, there were 1,974,088 shares of the issuer's common stock outstanding.

At a special meeting of the shareholders on March 19, 2008, the Company’s Amended and Restated Articles of Incorporation, as amended, were amended to affect a reverse split of the Company’s Common Stock in which every 15 shares of Common Stock held by a shareholder were reduced to one share of Common Stock.  The consolidated financial statements, notes, and other references to share and per share date contained in this Report have been retroactively restated to reflect such reverse stock split for all periods presented.

microHelix, Inc.
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2009

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

MICROHELIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
March 31, 2009 and December 31, 2008

	2009	2008
Assets
Current Assets:
Cash	$36,113	$98,433
Prepaid expenses	16,666	—
Total assets	$52,779	$98,433

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$744,542	$744,542
Accrued liabilities	185,757	257,515
Current maturities of notes payable, net of debt discount	834,821	694,161
Total current liabilities	1,765,120	1,696,218

Shareholders' Deficit:
Preferred Stock, convertible, no par value, 10,000,000 shares authorized,
279,070 Series C Preferred Stock issued and outstanding, liquidation preference $600,000	533,000	533,000
Common stock, no par value, 75,000,000 shares authorized, 1,974,088 and 1,973,421 shares issued and outstanding at March 31, 2009 and December 31, 2008 respectively	17,477,917	17,477,917
Additional paid-in capital	10,437,636	10,342,521
Accumulated deficit	(30,160,894)	(29,951,223)
Total shareholders' deficit	(1,712,341)	(1,597,785)
Total liabilities and shareholders' deficit	$52,779	$98,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31
	2009	2008

Operating Expenses:
General and administrative	$131,901	$102,494
Loss from operations	(131,901)	(102,494)

Other income (expense):
Interest and other income	—	3,414
Warrant valuation gain (loss)	—	62,822
Debt forgiveness	—	203,724
Interest expense	(77,770)	(20,475)
Other income (expense) – net	(77,770)	249,485

Net income (loss)	$(209,671)	$146,991

Net income (loss) per share
Basic	$(.11)	$.11
Diluted	$(.11)	$.07
Weighted average number of shares outstanding –
Basic	1,973,791	1,380,444

Diluted	1,973,791	2,253,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2009	2008
Cash Flows Used In Operating Activities:
Net income (loss)	$(209,671)	$146,991
Adjustments to reconcile net income (loss) to cash used in operating activities
Common stock issued for services	1,001	—
Warrant valuation (gain) loss	—	(62,822)
Debt forgiveness	—	(203,724)
Amortization of debt discount	32,940	—

Change in assets and liabilities:
Increase in assets:
Prepaid expenses	(16,666)	(3,750)
Increase (Decrease) in liabilities:
Accounts payable	—	(1,033)
Accrued liabilities	30,076	61,960

Net cash used in operating activities	(162,320)	(62,378)

Cash Flows Provided By Financing Activities:
Proceeds from exercise of warrants	—	15,094
Proceeds from issue of notes payable to shareholders	100,000	53,148
Net cash provided by financing activities	100,000	68,242

Change in cash	(62,320)	5,864
Cash, beginning of period	98,433	5,797

Cash, end of period	$36,113	$11,661

Supplemental Disclosure of Non-cash Financing Activities:

Warrants issued to lenders-recorded as debt discount	$94,114	$—
Reclassification of note payable to accounts payable	$—	$63,137
Refinance of accrued liability to note payable	$101,834	$—

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

On June 27, 2008 the Company entered into an advisory services agreement with Aequitas Capital Management, Inc. (“Aequitas”) under which Aequitas began to provide strategy development, strategic planning, marketing, corporate development and other services that the Company reasonably requests from time to time, under direction of the Company’s Board of Directors for a monthly fee of $10,000 and reimbursement of expenses.  In connection with the advisory services agreement the Company issued a warrant for 1,066,667 shares of common stock with an exercise price of $0.001 per share to Aequitas in 2008 (see Note 3).  Under a separate agreement the Company has an obligation to pay Aequitas $5,000 per month for certain services related to occupancy of Aequitas facilities and information technology support.  In addition to advising and servicing the Company, Aequitas is also manager of MH Financial Associates, LLC and Aequitas Catalyst Fund, LLC which are two of the Company’s largest shareholders.

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

Going Concern— These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred recurring losses from operations, had an accumulated deficit of $30,160,894 at March 31, 2009, and has no current business operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Net Income/( Loss) per Share — The Company uses SFAS No. 128, "Earnings per Share" for calculating the basic and diluted income/(loss) per share. Basic income/(loss) per share is computed by dividing net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Since there was a loss for the three months ended March 31, 2009, the issuance of shares from the conversion of preferred stock or warrants would be anti-dilutive.  The Company computes dilutive shares using the treasury method.

For the three months ended March 31, 2008, the following reconciles the denominator of the basic and diluted earnings per share computation:

Weighted average basic shares outstanding	1,380,444
Warrants	687,360
Convertible preferred stock	186,047
Weighted average diluted shares outstanding	2,253,851

For the three months ended March 31, 2008, warrants to purchase 45,376 shares of Common Stock were not included in the dilutive earnings per share computation as the effects would have been anti-dilutive.  For the three months ended March 31, 2009, the outstanding number of potentially dilutive common shares totaled 10,910,178 shares of Common Stock, consisting of Series C Preferred Stock convertible into 186,047 shares of Common Stock and warrants to purchase 10,724,131 shares of Common Stock.

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

On February 9, 2009 the Company issued 667 shares of Common Stock with a value of $1,001 to a former member of the Company’s Board of Directors for services rendered.

2. Summary of Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS no. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141(R) did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The application of SFAS 160 did not have an impact on the Company’s consolidated financial statements.

3. Notes Payable and Warrants

A summary of the Company’s notes payable outstanding as of March 31, 2009 and 2008 is as follows:

	2009	2008
MH Financial Associates, LLC	$877,743	$777,743
Aequitas Capital Management, Inc.	101,834	—
Other	10,532	10,532
Total notes payable	$990,109	$788,275
Note discount	(155,288)	(94,114)
Total notes payable-net of discount	$834,821	$694,161

On June 27, 2008 the Company obtained a loan from MH Financial in the amount of $977,743.  The loan amount includes $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 27, 2009, and has received no additional advances against the $500,000 loan amount.  Effective as of the date of this loan, interest will accrue on the outstanding principal balance of the loan at a rate of 20% per annum on the outstanding principal balance.  The original due date of the loan was December 27, 2008 and, as a condition of the December 31, 2008 advance, the due date was extended to December 27, 2009.  As a condition of the initial disbursement on June 30, 2008, the Company also issued warrants to purchase 7,466,666 shares of Common Stock at $0.001 per share.  The warrants expire June 27, 2013.  The warrants have a fair value relative to the fair value of the associated debt of $659,981 calculated using the Black-Scholes option pricing model with the following assumptions:

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

On December 31, 2008 the Company issued a new note payable to Aequitas Capital Management in the amount of $101,834.  The loan amount included $90,000 owed to Aequitas Capital Management for rent and advisory services and $11,834 for travel and legal services paid for by Aequitas Capital Management on behalf of the Company.  The $90,000 had been accrued (in accrued liabilities) for during 2008 and the $11,834 was recorded as general and administrative expenses during the three month period ending March 31, 2009.

On February 25, 2009 the Company received a $100,000 advance against the loan the Company obtained from MH Financial on June 27, 2008.  As additional consideration for this $100,000 disbursement, the Company also issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.  The warrants expire February 25, 2014.  The warrants have a fair value relative to the fair value of the associated debt of $94,114 calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	1
Expected volatility	278.42%
Risk-free interest rate	0.75%
Expected dividend	—

4.   Liability for Potentially Dilutive Securities in Excess of Authorized Number of Common Shares

In accordance with EITF 00-19, the Company accounts for potential shares that can be converted to Common Stock that are in excess of authorized shares, as a liability that is recorded at fair value.  Total potential outstanding Common Stock exceeded the Company’s authorized shares on March 12, 2007 when the Company restructured its debt with MH Financial. In this process the Company issued 860,000 warrants.  At that time outstanding warrants allowed the holders the right to purchase approximately 579,867 shares over the current authorized amount. The fair value of the warrants in excess of the authorized shares at March 12, 2007 was $1,818,200 and was recognized as a liability on March 12, 2007. This liability was required to be evaluated at each reporting date with any change in value included in other income/ (expense) until such time as enough shares were authorized to cover all potentially convertible instruments.  As of December 31, 2007 the Company had recorded $1,755,378 in income related to the change in the fair value of its potential liability.  In January 2008 the Company’s shareholders voted to amend the Company’s Amended and Restated Articles of Incorporation, as amended, to increase the number of authorized shares of Preferred Stock to 10 million and Common Stock to 75 million.  As a result of this action the potentially dilutive securities no longer exceeded the authorized number of common shares.  As such the Company reversed the remaining $62,822 liability to income during the three month period ending March 31, 2008.

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

On May 31, 2007 the Company surrendered its assets to its secured creditors. On September 28, 2007 the Company concluded the disposition of all its assets, after which the Company became a shell company.

The Company’s current business objective is to locate appropriate opportunities for a business combination.  The Company does not currently engage in any activity that provides cash flow.  The Company anticipates incurring costs related to the filing of the Exchange Act reports, officers’ and directors’ salaries and transaction costs related to a business combination.  There is no assurance that the Company will be able to raise sufficient capital to cover those expenses.  Until the Company consummates a business combination, it does not anticipate any future expenditures for research and development or the purchase or sale of any property, plant, or equipment.

Certain types of business combinations may be completed without having to first submit the transaction to our shareholders for approval.  If a business combination transaction is structured such that the approval by the Company’s shareholders is not required, our shareholders will not be provided with financial or other information relating to the other party to the business combination prior to the completion of the transaction.

Because of the disposition of substantially all of the Company’s assets and the subsequent winding up of the business, the Company has no ongoing operations.  The Company’s Board of Directors has determined to maintain the Company as a public “shell” corporation, which will seek suitable business combination opportunities.  The Company’s Board of Directors believes that a business combination with an operating company has the potential to create value for the Company’s shareholders.

The Company completed its initial public offering in November 2001.  As of the date of this report the Company’s Common Stock currently trades on the Pink Sheets under the symbol MHLN.PK.  On June 11, 2007 the Company filed a Form 15 with the Securities and Exchange Commission terminating its registration under Section 12(g) of the Securities Exchange Act of 1934 and the suspension of its duty to file reports under Sections 13 and 15(d) of the Securities Exchange Act of 1934.  On March 16, 2009, the Company voluntarily recommenced filing reports due under the Securities Exchange Act of 1934

The following discussion should be read in the context of the above overview.

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Total operating expenses and general and administrative expenses for the first quarter of 2009 were $131,901, compared to $102,494 for the same period one year ago, an increase of $29,407.  The increase is due to professional services expense related to the year-end audit and preparation of the 10Qs and 10K for 2007 and 2008.

Net other expense for the first quarter of 2009 was $77,770 compared to net other income of $249,485 for the first quarter of 2008.  The difference was the income associated with the change in the warrant valuation and debt forgiveness recorded in 2008.

The Company recorded a net loss of $209,671 in the first quarter of 2009 compared to a net income of $146,991 in the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, the Company had $36,113 of cash.  Cash used by operating activities during the three-month period ended March 31, 2009 was $163,320 compared to cash used by operating activities of $62,378 in the same period a year ago. The use of funds included a net loss of $209,671 and a net increase in prepaid expenses of $16,666, offset by an increase in accrued liabilities of $30,076 and amortization of debt discount of $32,940.

For the three months ending March 31, 2009 the Company provided $100,000 from financing activities as compared to $68,242 of cash provided by financing activities during the first three months of 2008.  The primary source of cash from financing activities for the three month period ending March 31, 2009 was advances on notes payable from the Company’s secured creditor.

The following description of the Company's principal debt at March 31, 2009 should be read in the context of the overview above and Note 3 of Notes to Consolidated Financial Statements.

On June 27, 2008 the Company obtained a loan from MH Financial (the “MH Financial Loan”) in the amount of $977,743.  The MH Financial Loan is secured by a lien against substantially all of the assets of microHelix and Moore, including all of the outstanding common stock of Moore.  MH Financial may accelerate all amounts due under the MH Financial Loan in the even of default.  In addition, all amounts outstanding under the MH Financial Loan are due and payable upon the sale of all or substantially all of the Company’s assets to anyone other than MH Financial, or upon the transfer of ownership of more than 50% of the stock.  The MH Financial Loan replaces the prior notes payable to MH Financial, and includes $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 25, 2009, and has received no additional advances against the $500,000 loan amount.  Effective as of the date of this loan, interest will accrue on the outstanding principal balance of the loan at a rate of 20% per annum.  The original due date of the loan was December 27, 2008 and, as a condition of the December 31, 2008 advance, the due date was extended to December 27, 2009.  As additional consideration of the initial disbursement on June 30, 2008, the Company also issued warrants to purchase 7,466,666 shares of Common Stock at $0.001 per share to MH Financial.  MH Financial has assigned these warrants to certain of its investors as follows: (i) Aequitas Catalyst Fund LLC: warrants to purchase 1,166,601 shares; (ii) Thurman Holdings 1, Limited Partnership: warrants to purchase 2,822,867 shares; (iii) Fiserv Trust Company fbo Robert J. Jesenik: warrants to purchase 59,957 shares and (iv) CTK Capital Corporation, a corporation controlled by James M. Williams, former Chairman of the Company’s Board of Directors; warrants to purchase 332,384 shares.  The warrants expire on June 27, 2013.  The Company was in default under the MH Financial loan and entered into a Forbearance Agreement with MH Financial on March 31, 2009.

As a condition of the December 31, 2008 advance under the MH Financial Loan, MH Financial required the Company to issue warrants to Aequitas Catalyst Fund, LLC to purchase 1,066,667 shares of Common Stock at $0.001 per share. Aequitas Catalyst Fund, LLC participated as a lender in the MH Financial loan pursuant to a participation agreement with MH Financial.

As a condition of the February 25, 2009 advance under the MH Financial Loan, MH Financial required the Company to issue warrants to Aequitas Catalyst Fund, LLC to purchase 1,066,667 shares of Common Stock at $0.001 per share. Aequitas Catalyst Fund, LLC participated as a lender in the MH Financial loan pursuant to a participation agreement with MH Financial.

In addition the Company signed a financial advisory agreement with Aequitas Capital Management on June 27, 2008.  The Company issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share to Aequitas Capital Management in connection with the financial advisory agreement.

On December 31, 2008 the Company issued a new note payable to Aequitas Capital Management in the amount of $101,834.  The loan amount included $90,000 owed to Aequitas Capital Management for rent and advisory services and $11,834 for travel and legal services paid for by Aequitas Capital Management on behalf of the Company.  The $90,000 had been accrued for during 2008 and the $11,834 was recorded as general and administrative expenses during the three month period ending March 31, 2009.

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

In all of the above cases, the warrants to purchase Common Stock and the shares of Common Stock issued upon exercise of the warrants were issued in reliance on Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and the Company obtained representations from the investors as to their status as "accredited investors" as that term is defined in Regulation D.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2009.  Based on that evaluation, our President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not designed at a reasonable assurance level nor are they effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required, and that such information is not accumulated and communicated to our management, including the Company’s President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Risk Factors

The Company is subject to various risks that could have a negative effect on the Company and its financial condition, including the following.

Minimal assets

The Company has no significant assets or financial resources. It is likely the Company will sustain operating expenses without corresponding revenues until it consummates a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

Adequate financing may not be available when needed

Additional sources of funding would be required for the Company to continue operations. There is no assurance that the Company can raise working capital or if any capital would be available at all. Failure to obtain financing when needed could result in curtailing operations, acquisitions or mergers and investors could lose some or all of their investment.

Speculative nature of the Company's proposed operations

The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company’s control.

Scarcity of and competition for business opportunities and combinations

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do.  The Company will therefore be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

No agreement for business combination or other transaction – No standards for business combination

As of this filing, the Company has not reached any definitive understanding with any person or entity concerning a merger or acquisition. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specified level of earnings, assets, net worth or other criteria that the Company will require a target company to have achieved, or that would prevent the Company from considering a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Continued management control, limited time availability

While seeking a business combination, the Company’s officers anticipate devoting only a limited amount of time per month to the Company’s business. The Company’s ability to attract and retain key personnel is critical to the Company’s future success.  There is no guarantee that the Company will be able to hire and retain qualified officers.

Conflicts of interest

The Company's officers and directors participate in other business ventures which may compete directly with the Company.

Reporting requirements may delay or preclude acquisitions

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition if the reporting requirements of the Exchange Act are applicable the Company

No public trading market

There is no public trading market for the Company’s securities and there can be no assurance that a trading market for the Company’s securities will develop if the Company completes a business combination.  Until such time as the Company’s securities are eligible for quotation on a public market, the Company will be at a competitive disadvantage with other companies, including shell companies, who have publicly traded securities, in attracting suitable candidates to participate in a business combination with the Company.

Lack of diversification

The Company’s activities will be limited to the operations engaged in by the business entity with which the Company merges or acquires. The Company’s inability to diversify the Company’s activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

Regulation under Investment Company Act

Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 because the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has not obtained a formal determination from the Securities and Exchange Commission as to the Company’s status under the Investment Company Act of 1940.  Consequently, any violation of such Act could subject the Company to material adverse consequences.

Possible change in control and management

A business combination involving the issuance of the Company's equity securities could result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require the Company’s shareholders to sell or transfer all or a portion of the Company's equity securities held by them. The resulting change in control would likely result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Reduction of percentage share ownership following business combination

The Company's primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued equity securities of the Company would result in reduction in the percentage of shares owned by the Company’s present shareholders and would most likely result in a change in control or management of the Company.

Taxation

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake.  Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As a condition of the February 25, 2009 advance under the MH Financial Loan the Company issued warrants to Aequitas Catalyst Fund, LLC to purchase 1,066,667 shares of Common Stock at $0.001 per share.

On February 9, 2009 the Company issued 667 shares of Common Stock with a value of $1,001 to a former member of the Company’s Board of Directors.

The warrants to purchase Common Stock and the Common Stock described above were issued in reliance on Regulation D promulgated under the Securities Act, and the Company obtained representations from the investors as to their status as “accredited investors” as that term is defined in Regulation D.

ITEM 5.   OTHER INFORMATION

On March 31, 2009 the Company entered into a Forebearance Agreement with MH Financial in which MH Financial agreed to forebear from enforcing its rights under the MH Financial Loan pursuant to a default of the Company’s obligation to deliver quarterly financial statements and obtain MH Financial’s prior consent before taking on additional debt. A copy of the Forebearance Agreement is attached to this quarterly report on Form 10-Q as an exhibit.

ITEM 6.   EXHIBITS

(a) Exhibits:
3.1(1)	Amended and Restated Articles of Incorporation of microHelix, Inc., as amended November 16, 2001, December 5, 2003, April 8, 2008, October 28, 2008 and October 17, 2006.
3.2 (3)	Amendments of the Company’s Amended and Restated Articles of Incorporation as amended January 16, 2008 and March 19, 2008.
3.3(3)	Bylaws of microHelix, Inc.
10.1(4)	Forebearance Agreement dated March 31, 2009 among microHelix, Inc., Moore Electronics, Inc. and MH Financial Associates, LLC.
31.1(4)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(4)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, and to the Company’s Forms 8-K filed on April 14, 2005, October 31, 2005, and October 19, 2006.

(2)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on May 16, 2009.
(3)	Incorporated by reference to the Company's Form 8-SB-2 filed on July 26, 2001.
(4)	Filed herewith.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ James E. Horswill	President and Chief Financial Officer	May 8, 2009
James E. Horswill