Form 10-Q
period 2009-06-30
MICROHELIX INC
filed 2009-08-14
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Transition Period from to

Commission file number: 001-16781

MICROHELIX, INC.
(Exact Name of Registrant as Specified in its Charter)

Oregon	91-1758621
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5300 Meadows Rd, Suite 400, Lake Oswego, Oregon	97035
(Address of Principal Executive	(Zip Code)
Offices)

(Registrant’s Telephone Number, Including Area Code): 503-419-3564

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☒ No ☐

As of August 14, 2009, there were 1,974,088 shares of the issuer’s common stock outstanding.

At a special meeting of the shareholders on March 19, 2008, the Company’s Amended and Restated Articles of Incorporation, as amended, were amended to affect a reverse split of the Company’s Common Stock in which every 15 shares of Common Stock held by a shareholder were reduced to one share of Common Stock.  The consolidated financial statements, notes, and other references to share and per share data contained in this Report have been retroactively restated to reflect such reverse stock split for all periods presented.

microHelix, Inc.
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2009

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

MICROHELIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
June 30, 2009 and December 31, 2008

	2009	2008
Assets
Current Assets:
Cash	$12,441	$98,433
Prepaid expenses	10,417	—
Total assets	$22,858	$98,433

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$744,542	$744,542
Accrued liabilities	232,259	257,515
Current maturities of notes payable, net of debt discount	984,738	694,161
Total liabilities	1,961,539	1,696,218

Shareholders' Deficit:
Preferred stock, convertible, no par value, 10,000,000 shares authorized, 279,070 Series C Preferred Stock issued and outstanding, convertible, liquidation preference $600,000	533,000	533,000
Common stock, no par value 75,000,000 shares authorized, 1,974,088 and 1,973,421 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	17,477,917	17,477,917
Additional paid-in capital	10,437,636	10,342,521
Accumulated deficit	(30,387,234)	(29,951,223)
Total shareholders' deficit	(1,938,681)	(1,597,785)
Total liabilities and shareholders' deficit	$22,858	$98,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Operating Expenses:
General and administrative	108,127	3,720,312	240,028	3,822,806
Loss from operations	(108,127)	(3,720,312)	(240,028)	(3,822,806)

Other income (expense):
Interest and other income	—	—	—	3,414
Warrant valuation gain	—	—	—	62,822
Debt forgiveness	—	132,157	—	335,881
Interest expense	(118,213)	(23,604)	(195,983)	(44,079)
Other income (expense) – net	(118,213)	108,553	(195,983)	358,038
Net loss	$(226,340)	$(3,611,759)	$(436,011)	$(3,464,768)

Net loss per share Basic and diluted	$(.11)	$(1.83)	$(.22)	$(2.07)

Weighted average number of shares outstanding – Basic and diluted	1,974,088	1,972,568	1,973,791	1,676,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2009	2008

Cash Flows Used In Operating Activities:
Net loss	$(436,011)	$(3,464,768)
Adjustments to reconcile net loss to cash used in operating activities:
Common stock issued for services	—	—
Warrants issued for advisory services	1,001	3,598,971
Warrant valuation gain	—	(62,822)
Debt forgiveness	—	(335,881)
Amortization of debt discount	84,703	—
Change in assets and liabilities:
(Increase) Decrease in assets:
Prepaid expenses	(10,417)	(25,881)
Increase (Decrease) in liabilities:
Accounts payable	—	(50,501)
Accrued liabilities	174,732	50,612
Net cash used in operating activities	(185,992)	(290,270)

Cash Flows Provided By Financing Activities:
Proceeds from exercise of warrants	—	15,094
Proceeds from issue of notes payable to shareholders	100,000	269,449
Net cash provided by financing activities	100,000	284,543

Change in cash	(85,992)	(5,727)
Cash, beginning of period	98,433	5,797
Cash, end of period	$12,441	$70

Supplemental Disclosure of Non-cash Financing Activities:
Warrants issued to lenders-recorded as debt discount	$94,114	$659,981
Refinance of accrued interest to note payable	$—	$283,224
Refinance of accrued liability to note payable	$199,988	$—
Reclassification of note payable to accounts payable	$—	$63,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Six Months Ended June 30, 2009 and 2008

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

On June 27, 2008 the Company entered into an advisory services agreement with Aequitas Capital Management, Inc. (“Aequitas”) under which Aequitas began to provide strategy development, strategic planning, marketing, corporate development and other services that the Company reasonably requests from time to time, under direction of the Company’s Board of Directors for a monthly fee of $10,000 and reimbursement of expenses.  In connection with the advisory services agreement the Company issued a warrant for 1,066,667 shares of common stock with an exercise price of $0.001 per share to Aequitas in 2008 (see Note 3).  Under a separate agreement the Company has an obligation to pay Aequitas $5,000 per month for certain services related to occupancy of Aequitas facilities and information technology support.  In addition to advising and servicing the Company, Aequitas is also manager of MH Financial Associates, LLC (“MH Financial”) and Aequitas Catalyst Fund, LLC which are two of the Company’s largest shareholders.

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

Principles of Consolidation — These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Moore Electronics, Inc. ("Moore”).  All material inter-company accounts have been eliminated in consolidation.

Going Concern — These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred recurring losses from operations, had an accumulated deficit of $30,387,234 at June 30, 2009, and has no current business operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Financial Instruments — The fair value of the Company’s liabilities approximates cost due to the short-term nature of the obligations.

Subsequent Events — Subsequent events have been considered through August 14, 2009 for purposes of these accompanying financial statements.

Net Income/(Loss) per Share — The Company uses SFAS No. 128, "Earnings per Share" for calculating the basic and diluted income/(loss) per share.  Basic income/(loss) per share is computed by dividing net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Since there was a loss for the three and six months ended June 30, 2009 and 2008, the issuance of shares from the conversion of preferred stock or warrants would be anti-dilutive.  The Company computes dilutive shares using the treasury method.

For the three and six months ended June 30, 2009, the outstanding number of potentially dilutive common shares totaled 10,910,178 shares of Common Stock, consisting of Series C Preferred Stock convertible to 186,047 shares of Common Stock and warrants to purchase 10,724,131 shares of Common Stock.  For the three and six months ended June 30, 2008, the outstanding number of potentially dilutive common shares totaled 8,776,843 shares of Common Stock, consisting Series C Preferred Stock convertible to 186,047 shares of Common Stock and warrants to purchase 8,590,796 shares of Common Stock.

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

2. Summary of Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS no. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141(R) will have an impact on accounting for business combinations but the effect is dependent upon the acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 160 did not have an effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued three related Staff Positions which will be effective for interim and annual periods ending after June 15, 2009.  The Staff Positions are: (1) FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS No. 157-4); (2) FSP FAS No. 115-2 and FSP FAS No. 124-2 “Recognition and Presentation of Other-Than Temporary Impairments” (FSP FAS 115-2 and FAS No. 124-2); and (3) FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP No. 107 and APB No. 28-1).  FSP FAS No. 157-4 provides guidance on how to determine fair value of assets and liabilities under SFAS No. 157 when there is no active market, and reaffirms the FSAS No. 157 objective to reflect an asset’s sale price in an orderly transaction at the date of the financial statements.  FSP FAS No. 115-2 and FAS No. 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by distinguishing between credit and noncredit components of impaired debt securities that are not expected to be sold.  FSP FAS No. 107-1 and APB No. 28-1 enhance disclosures about fair value for instruments under the scope of SFAS 157 for both interim and annual periods.  The impact that the adoption of these Staff Positions had on the Company’s financial position and results of operations was not material.

3. Notes Payable and Warrants

A summary of the Company’s notes payable outstanding as of June 30, 2009 and December 31, 2008 is as follows:

	2009	2008
MH Financial Associates, LLC	$877,743	$777,743
Aequitas Capital Management, Inc.	199,988	—
Other	10,532	10,532
Total notes payable	$1,088,263	$788,275
Note discount	(103,525)	(94,114)
Total notes payable-net of discount	$984,738	$694,161

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

On December 31, 2008 the Company issued a new note payable to Aequitas Capital Management in the amount of $101,834.  The loan has a due date of December 31, 2009 and interest will accrue on the outstanding principal balance of the loan at a rate of 20% per annum.  The loan amount included $90,000 owed to Aequitas Capital Management for rent and advisory services and $11,834 for travel and legal services paid for by Aequitas Capital Management on behalf of the Company.  The $90,000 had been accrued (in accrued liabilities) for during 2008 and the $11,834 was recorded as general and administrative expenses during the three month period ending March 31, 2009.  During the six months ended June 30, 2009 Aequitas Capital Management paid an additional $90,000 for rent and advisory services and $8,154 for travel and legal services on behalf of the Company.

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

4. Liability for Potentially Dilutive Securities in Excess of Authorized Number of Common Shares

In accordance with EITF 00-19, the Company accounts for potential shares that can be converted to Common Stock that are in excess of authorized shares, as a liability that is recorded at fair value.  Total potential outstanding Common Stock exceeded the Company’s authorized shares on March 12, 2007 when the Company restructured its debt with MH Financial.  In this process the Company issued warrants to purchase 860,000 shares of Common Stock.  At that time outstanding warrants allowed the holders the right to purchase approximately 579,867 shares over the current authorized amount. The fair value of the warrants in excess of the authorized shares at March 12, 2007 was $1,818,200 and was recognized as a liability on March 12, 2007.  This liability was required to be evaluated at each reporting date with any change in value included in other income/ (expense) until such time as enough shares were authorized to cover all potentially convertible instruments.  As of December 31, 2007 the Company had recorded $1,755,378 in income related to the change in the fair value of its potential liability.  In January 2008 the Company’s shareholders voted to amend the Company’s Amended and Restated Articles of Incorporation, as amended, to increase the number of authorized shares of Preferred Stock to 10 million and Common Stock to 75 million.  As a result of this action the potentially dilutive securities no longer exceeded the authorized number of common shares.  As such the Company reversed the remaining $62,822 liability to income during the three month period ending March 31, 2008.

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

On May 31, 2007 the Company surrendered its assets to its secured creditors and concluded the disposition of all the Company’s assets on September 28, 2007 after which it became a shell company.

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

Because of the disposition of substantially all of the Company’s assets and the subsequent winding up of the business, the Company has no ongoing operations.  The Company’s Board of Directors has determined to maintain the Company as a “shell” corporation, which will seek suitable business combination opportunities.  The Company’s Board of Directors believes that a business combination with an operating company has the potential to create value for the Company’s shareholders.

The Company completed its initial public offering in November 2001.  As of the date of this report the Company’s Common Stock trades on the Pink Sheets under the symbol MHLN.PK.  On June 11, 2007 the Company filed a Form 15 with the Securities and Exchange Commission terminating its registration under Section 12(g) of the Securities Exchange Act of 1934 and the suspension of its duty to file reports under Sections 13 and 15(d) of the Securities Exchange Act of 1934.  On March 16, 2009, the Company voluntarily recommenced filing reports due under the Securities Exchange Act of 1934.

The following discussion should be read in the context of the above overview.

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Total operating expenses in the second quarter of 2009 were $108,127, compared to $3,720,312 for the same period one year ago.  For the six month period ending June 30, 2009 the total operating expenses were $240,028 compared to $3,822,806 for the first six months of 2008.  The decrease is due to the $3,598,971 of professional services expense in the second quarter of 2008 related to the warrants issued in conjunction with the advisory services agreement and was partially offset by the professional service expenses related to the preparation of the Company’s 2008 and 2009 quarterly and annual reports.

Net other expense for the second quarter of 2009 was ($118,213) compared to net other income of $108,553 for the second quarter of 2008.  For the six month period ending June 30, 2009 the net other income (expense) was ($195,983) as compared to $358,038 for the first six months of 2008.  The difference was primarily the income associated with the change in the warrant valuation in the first quarter of 2008 and debt forgiveness recorded in 2008.

The Company recorded a net loss of ($226,340) in the second quarter of 2009 compared to a net loss of ($3,611,759) in the second quarter of 2008.  On a year to date basis for the six months ended June 30, 2009 the Company recorded a net loss of ($436,011) compared to a net loss of ($3,464,768) recorded during the first six months of 2008.  The decrease is due to the $3,598,971 of professional services expense in the second quarter of 2008 related to the warrants issued in conjunction with the advisory services agreement and was partially offset by the professional service expenses related to the preparation of the Company’s 2008 and 2009 quarterly and annual reports.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009 the Company had $12,441 of cash.  Cash used in operating activities during the six-month period ended June 30, 2009 was $185,992 compared to cash used in operating activities of $290,270 in the same period a year ago. The use of funds during the first six months of 2009 included a net loss of $436,011, a net increase in prepaid expenses of $10,417, offset by an increase in accrued liabilities of $174,732 and amortization of debt discount of $84,703.

For the six months ending June 30, 2009 financing activities provided the Company with $100,000 of cash as compared to $284,543 of cash used in financing activities during the first six months of 2008.  The primary source of the cash from financing activities for the three and six month periods ending June 30, 2009 and 2008 were advances on notes payable from the Company’s secured creditor.

The following description of the Company's principal debt at June 30, 2009 should be read in the context of the overview above and Note 3 of Notes to Consolidated Financial Statements.

On June 27, 2008 the Company obtained a loan (the “MH Financial Loan”) from MH Financial, Inc. (“MH Financial”) in the amount of $977,743.  The MH Financial Loan is secured by a lien against substantially all of the assets of microHelix and Moore, including all of the outstanding common stock of Moore.  MH Financial may accelerate all amounts due under the MH Financial Loan in the event of default.  In addition, all amounts outstanding under the MH Financial Loan are due and payable upon the sale of all or substantially all of the Company’s assets to anyone other than MH Financial, or upon the transfer of ownership of more than 50% of the Company’s Common Stock.  The MH Financial Loan replaces the prior notes payable to MH Financial, and includes $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 25, 2009 and has received no additional advances against the $500,000 loan amount.  Effective as of the date of this loan, interest will accrue on the outstanding principal balance of the loan at a rate of 20% per annum.  The original due date of the loan was December 27, 2008 and, as a condition of the December 31, 2008 advance, the due date was extended to December 27, 2009.  As additional consideration of the initial disbursement on June 30, 2008, the Company also issued warrants to purchase 7,466,666 shares of Common Stock at $0.001 per share to MH Financial.  MH Financial has assigned these warrants to certain of its investors as follows: (i) Aequitas Catalyst Fund LLC: warrants to purchase 1,166,601 shares; (ii) Thurman Holdings 1, Limited Partnership: warrants to purchase 2,822,867 shares; (iii) Fiserv Trust Company fbo Robert J. Jesenik: warrants to purchase 59,957 shares and (iv) CTK Capital Corporation, a corporation controlled by James M. Williams, former Chairman of the Company’s Board of Directors; warrants to purchase 332,384 shares.  The warrants expire on June 27, 2013.  The Company was in default under the MH Financial Loan and entered into a Forbearance Agreement with MH Financial on March 31, 2009.

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

On December 31, 2008 the Company issued a new note payable to Aequitas Capital Management in the amount of $101,834.  The loan amount included $90,000 owed to Aequitas Capital Management for rent and advisory services and $11,834 for travel and legal services paid for by Aequitas Capital Management on behalf of the Company.  The $90,000 had been accrued for during 2008 and the $11,834 was recorded as general and administrative expenses during the three month period ending March 31, 2009.  During the six months ended June 30, 2009 the Company was advanced $90,000 for rent and advisory services and $8,154 for travel and legal services paid by Aequitas Capital Management on behalf of the Company. The loan has a due date of December 31, 2009 and interest will accrue on the outstanding principal balance of the loan at a rate of 20% per annum.

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

ITEM 4T.   CONTROLS AND PROCEDURES

The Company’s President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2009.  Based on that evaluation, our President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not designed at a reasonable assurance level nor are they effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required, and that such information is not accumulated and communicated to our management, including the Company’s President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have material affected, or are reasonably likely to materially affect , the Company’s internal control over financial reporting.

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

Reporting requirements may delay or preclude acquisitions

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition if the reporting requirements of the Exchange Act are applicable the Company.

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

Reduction of percentage share ownership following business combination

The Company's primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued equity securities of the Company would result in reduction in percentage of shares owned by the Company’s present shareholders and would most likely result in a change in control or management of the Company.

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

ITEM 6.   EXHIBITS

(a) Exhibits:
3.1(1)
Amended and Restated Articles of Incorporation of microHelix, Inc., as amended November 16, 2001, December 5, 2003, April 8, 2008, October 28, 2008, October 17, 2006, January 16, 2008, and March 19, 2008.

3.2(2)	Bylaws of microHelix, Inc.
31.1(3)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(3)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on April 21, 2005 and to the Company’s Form 8-K/A filed on April 14, 2005, and the Company’s Forms 8-K filed on October 31, 2005, October 20, 2006 and the Company’s Annual Report on Form 10-K for the year ended on December 31, 2008 filed on April 16, 2009.

(2)	Incorporated by reference to the Company's Form SB-2 filed on July 26, 2001.
(3)	Filed herewith.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ James E. Horswill	President and Chief Financial Officer	August 14, 2009
James E. Horswill