Form 10-Q
period 2009-09-30
MICROHELIX INC
filed 2009-11-16
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                                            Accelerated filer ☐
Non-accelerated filer   ☐                                                                            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of November 16, 2009, there were 1,974,088 shares of the issuer’s common stock outstanding.

At a special meeting of the shareholders on March 19, 2008, the Company’s Amended and Restated Articles of Incorporation, as amended, were amended to effect a reverse split of the Company’s Common Stock in which every 15 shares of Common Stock held by a shareholder were reduced to one share of Common Stock.  The consolidated financial statements, notes, and other references to share and per share data contained in this Report have been retroactively restated to reflect such reverse stock split for all periods presented.

microHelix, Inc.
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2009

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

MICROHELIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
September 30, 2009 and December 31, 2008

	2009	2008

Assets
Current Assets:
Cash	$971	$98,433
Prepaid expenses	4,166	—
Total assets	$5,137	$98,433

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$744,542	$744,542
Accrued liabilities	295,155	257,515
Current maturities of notes payable, net of debt discount	1,081,501	694,161
Total liabilities	2,121,198	1,696,218

Shareholders' Deficit:
Preferred stock, convertible, no par value, 10,000,000 shares authorized,
279,070 Series C Preferred Stock issued and outstanding, convertible, liquidation preference $600,000	533,000	533,000
Common stock, no par value 75,000,000 shares authorized, 1,974,088 and 1,973,421 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	17,477,917	17,477,917
Additional paid-in capital	10,437,636	10,342,521
Accumulated deficit	(30,564,614)	(29,951,223)
Total shareholders' deficit	(2,116,061)	(1,597,785)
Total liabilities and shareholders' deficit	$5,137	$98,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Operating Expenses:
General and administrative	64,224	94,326	304,252	3,917,132
Loss from operations	(64,224)	(94,326)	(304,252)	(3,917,132)

Other income (expense):
Interest and other income	—	27,557	—	30,971
Warrant valuation gain	—	—	—	62,822
Debt forgiveness	—	5,185	—	341,066
Interest expense	(113,156)	(365,100)	(309,139)	(409,179)
Other income (expense) – net	(113,156)	(332,358)	(309,139)	25,680

Net loss	$(177,380)	$(426,684)	$(613,391)	$(3,891,452)

Net loss per share
Basic and diluted	$(.09)	$(.22)	$(.31)	$(1.97)

Weighted average number of shares outstanding – Basic and diluted	1,974,088	1,972,568	1,973,791	1,775,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30
Cash Flows Used In Operating Activities:	2009	2008

Net loss	$(613,391)	$(3,891,452)
Adjustments to reconcile net loss to cash used in operating activities:
Interest expense - amortization	—	329,991
Warrants issued for advisory services	1,001	3,598,971
Warrant valuation gain	—	(62,822)
Debt forgiveness	—	(341,066)
Amortization of debt discount	136,465	—
Change in assets and liabilities:
(Increase) Decrease in assets:
Prepaid expenses	(4,166)	(7,630)
Increase (Decrease) in liabilities:
Accounts payable	—	(57,788)
Accrued liabilities	282,629	142,591
Net cash used in operating activities	(197,462)	(289,205)

Cash Flows Provided By Financing Activities:
Proceeds from exercise of warrants	—	15,094
Proceeds from issue of notes payable to shareholders	100,000	269,449
Net cash provided by financing activities	100,000	284,543

Change in cash	(97,462)	(4,662)
Cash, beginning of period	98,433	5,797
Cash, end of period	$971	$1,135

Supplemental Disclosure of Non-cash Financing Activities:
Warrants issued to lenders-recorded as debt discount	$94,114	$659,981
Refinance of accrued interest to note payable	$—	$283,224
Refinance of accrued liability to note payable	$244,989	$—
Reclassification of note payable to accounts payable	$—	$63,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Nine Months Ended September 30, 2009 and 2008

1.   Summary of Significant Accounting Policies and Basis of Presentation

Nature of Operations— Until September 28, 2007, when microHelix, Inc. (“we,” “us,” “ the Company,” or “microHelix”) suspended manufacturing operations and concluded the disposition of its assets to its secured creditors, the Company was a manufacturer of custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets.  On May 31, 2007, the Company surrendered substantially all its assets to its secured creditors and concluded the disposition of all the Company's assets on September 28, 2007, after which microHelix became a shell company (see "Going Concern") that will seek out suitable business combinations.  Management believes that presentation of discontinued operations would not be appropriate since substantially all of the Company’s operations have been discontinued.

On June 27, 2008, the Company entered into an Advisory Services Agreement with Aequitas Capital Management, Inc. (“Aequitas”) under which Aequitas began to provide strategy development, strategic planning, marketing, corporate development and other services that the Company reasonably requests from time to time, under direction of the Company’s Board of Directors for a monthly fee of $10,000 and reimbursement of expenses.  In connection with the Advisory Services Agreement, the Company issued a warrant for 1,066,667 shares of common stock with an exercise price of $0.001 per share to Aequitas in 2008 (see Note 3).  Under a separate agreement, the Company has an obligation to pay Aequitas $5,000 per month for certain services related to occupancy of Aequitas facilities and information technology support.  In addition to advising and servicing the Company, Aequitas is also manager of MH Financial Associates, LLC (“MH Financial”) and Aequitas Catalyst Fund, LLC, which are two of the Company’s largest shareholders.

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

Principles of Consolidation — These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Moore Electronics, Inc. ("Moore”).  All material inter-company accounts have been eliminated in consolidation.

Going Concern — These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred recurring losses from operations, had an accumulated deficit of $30,564,614 at September 30, 2009, and has no current business operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Financial Instruments — The fair value of the Company’s liabilities approximates cost due to the short-term nature of the obligations.

Subsequent Events — Subsequent events have been considered through November 16, 2009, the date these financial statements were issued.

Net Income/(Loss) per Share — The Company uses Accounting Standards Codification (“ASC”) Topic 260, "Earnings per Share" for calculating the basic and diluted income/(loss) per share.  Basic income/(loss) per share is computed by dividing net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Since there was a loss for the three and nine months ended September 30, 2009 and 2008, the issuance of shares from the conversion of preferred stock or warrants would be anti-dilutive.  The Company computes dilutive shares using the treasury method.

For the three and nine months ended September 30, 2009, the outstanding number of potentially dilutive common shares totaled 10,910,178 shares of Common Stock, consisting of Series C Preferred Stock convertible to 186,047 shares of Common Stock and warrants to purchase 10,724,131 shares of Common Stock.  For the three and nine months ended September 30, 2008, the outstanding number of potentially dilutive common shares totaled 8,776,843 shares of Common Stock, consisting of Series C Preferred Stock convertible to 186,047 shares of Common Stock and warrants to purchase 8,590,796 shares of Common Stock.

On January 2, 2008, MH Financial exercised warrants to purchase 133,333 shares of Common Stock for $2,000.

On February 17, 2008, a related party to MH Financial exercised warrants to purchase 73,915 shares of Common Stock for $1,109.

On March 3, 2008, MH Financial exercised warrants to purchase 798,981 shares of Common Stock for $11,985.

On March 19, 2008 at a special meeting of the shareholders, the Company’s Articles of Incorporation were amended to effect a 15-for-1 reverse split of the Company’s Common Stock.  The accompanying condensed consolidated financial statements, notes, and other references to share and per share data have been retroactively restated to reflect the reverse stock split for all periods presented.

On February 9, 2009, the Company issued 667 shares of Common Stock with a value of $1,001 to a former member of the Company’s Board of Directors.

2. Summary of Recent Accounting Pronouncements

In December 2007, the FASB issued guidance on accounting for business combinations and related disclosures.  This guidance is now part of  ASC Topic 805, “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  ASC Topic 805 is effective for fiscal years beginning after December 15, 2008.  The adoption of ASC Topic 805 will have an impact on accounting for business combinations but the effect is dependent upon the acquisitions at that time.

In December 2007, the FASB issued guidance which is now part of the ASC Topic 810-10-65-1, (“Noncontrolling Interests in Consolidated Financial Statements”),  an amendment to ARB No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners.  ASC Topic 810 is effective for fiscal years beginning after December 15, 2008.  The adoption of ASC Topic 810 did not have an effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance, which is now part of the ASC, which  was effective for interim and annual periods ending after September 15, 2009.

After considering the current non-operating nature of the company and the nature of its assets and liabilities, the Company expects no material impact on the adoption of these standards on its financial position and results of operations.

3. Notes Payable and Warrants

A summary of the Company’s notes payable outstanding as of September 30, 2009 and December 31, 2008 is as follows:

	2009	2008
MH Financial Associates, LLC	$877,743	$777,743
Aequitas Capital Management, Inc.	244,989	—
Other	10,532	10,532
Total notes payable	$1,133,264	$788,275
Note discount	(51,763)	(94,114)
Total notes payable-net of discount	$1,081,501	$694,161

On June 27, 2008, the Company obtained a loan from MH Financial in the amount of $977,743.  The loan amount includes $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 25, 2009, and on November 6, 2009 received an additional advance of $100,000 against the $500,000 loan amount.  As a result of the November 6, 2009 advance, microHelix has borrowed the full $977,743 principal amount available under the loan.  All amounts outstanding under the loan are due on the earliest of:  (a) December 27, 2009, (b) the closing of a loan or other financing by microHelix in an amount sufficient to pay off the loan, or (c) the closing of a private investment in public equity and/or any other financing event with gross proceeds to microHelix in excess of $1,000,000.  The loan is secured by a lien against substantially all of the assets of microHelix and its wholly-owned subsidiary, Moore Electronics, Inc., including all of the outstanding common stock of Moore Electronics, Inc.  In the event of default by microHelix, MH Financial may accelerate the entire amount owed under the loan.

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

On December 31, 2008 the Company received a $100,000 advance against the loan the Company obtained from MH Financial on June 27, 2008.  As additional consideration for this $100,000 disbursement, the Company also issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share to Aequitas Catalyst Fund, LLC.  The warrants expire December 31, 2013.  The warrants have a fair value relative to the fair value of the associated debt of $94,114 calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	1
Expected volatility	285.29%
Risk-free interest rate	0.37%
Expected dividend	—

On December 31, 2008 the Company issued a new note payable to Aequitas Capital Management in the amount of $101,834.  The loan has a due date of December 31, 2009 and interest will accrue on the outstanding principal balance of the loan at a rate of 20% per annum.  The loan amount included $90,000 owed to Aequitas Capital Management for rent and advisory services and $11,834 for travel and legal services paid for by Aequitas Capital Management on behalf of the Company.  The $90,000 had been accrued (in accrued liabilities) for during 2008 and the $11,834 was recorded as general and administrative expenses during the three month period ending March 31, 2009.  During the nine months ended September 30, 2009 Aequitas Capital Management paid an additional $135,000 for rent and advisory services and $8,155 for travel and legal services on behalf of the Company.

On February 25, 2009 the Company received a $100,000 advance against the loan the Company obtained from MH Financial on June 27, 2008.  As additional consideration for this $100,000 disbursement, the Company also issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share to Aequitas Catalyst Fund, LLC.  The warrants expire February 25, 2014.  The warrants have a fair value relative to the fair value of the associated debt of $94,114 calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	1
Expected volatility	278.42%
Risk-free interest rate	0.75%
Expected dividend	—

In connection with and as a condition of the  November 6, 2009 advance under the Note described above, on November 6, 2009, the Company issued a warrant to purchase up to 1,066,667 shares of microHelix Common Stock  at an exercise price of $0.001 per share to Aequitas Catalyst Fund, LLC.  The warrant expires on November 6, 2014.

4. Liability for Potentially Dilutive Securities in Excess of Authorized Number of Common Shares

In accordance with ASC, the Company accounts for potential shares that can be converted to Common Stock that are in excess of authorized shares, as a liability that is recorded at fair value.  Total potential outstanding Common Stock exceeded the Company’s authorized shares on March 12, 2007 when the Company restructured its debt with MH Financial.  In this process the Company issued 860,000 warrants.  At that time outstanding warrants allowed the holders the right to purchase approximately 579,867 shares over the current authorized amount. The fair value of the warrants in excess of the authorized shares at March 12, 2007 was $1,818,200 and was recognized as a liability on March 12, 2007.  This liability was required to be evaluated at each reporting date with any change in value included in other income/ (expense) until such time as enough shares were authorized to cover all potentially convertible instruments.  As of December 31, 2007 the Company had recorded $1,755,378 in income related to the change in the fair value of its potential liability.  In January 2008 the Company’s shareholders voted to amend the Company’s Amended and Restated Articles of Incorporation, as amended, to increase the number of authorized shares of Preferred Stock to 10 million and Common Stock to 75 million.  As a result of this action the potentially dilutive securities no longer exceeded the authorized number of common shares.  As such the Company reversed the remaining $62,822 liability to income during the three month period ending March 31, 2008.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Total operating expenses in the third quarter of 2009 were $64,224, compared to $94,306 for the same period one year ago.  For the nine month period ending September 30, 2009 the total operating expenses were $304,252 compared to $3,917,132 for the first nine months of 2008.  The decrease is due to the $3,598,971 of professional services expense in the second quarter of 2008 related to the warrants issued in conjunction with the advisory services agreement and was partially offset by the professional service expenses related to the preparation of Forms 10-Q and 10-K for 2008 and 2009.

Net other income (expense) for the third quarter of 2009 was ($113,156) compared to net other income (expense) of ($332,358) for the third quarter of 2008.  For the nine month period ending September 30, 2009, the net other income (expense) was ($309,139) as compared to $25,680 for the first nine months of 2008.  The difference was primarily related to the income associated with the change in the warrant valuation in the first quarter of 2008 and debt forgiveness recorded in 2008.

The Company recorded a net loss of ($177,380) in the third quarter of 2009 compared to a net loss of ($426,684) in the third quarter of 2008.  On a year to date basis for the nine months ended September 30, 2009, the Company recorded a net loss of ($613,391) compared to a net loss of ($3,891,452) recorded during the first nine months of 2008.  The decrease is due to the $3,598,971 of professional services expense in the second quarter of 2008 related to the warrants issued in conjunction with the advisory services agreement and was partially offset by the professional service expenses related to the preparation of Forms 10-Q and 10-K for 2008 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, the Company had $971 of cash.  Cash used in operating activities during the nine-month period ended September 30, 2009 was $197,462 compared to cash used in operating activities of $289,205 in the same period a year ago. The use of funds during the first nine months of 2009 included a net loss of $613,391, and a net decrease in prepaid expenses of $4,166, offset by an increase in accrued liabilities of $282,629 and amortization of debt discount of $136,465.

For the nine months ending September 30, 2009, financing activities provided the Company with $100,000 of cash as compared to $284,543 of cash provided by financing activities during the first nine months of 2008.  The primary source of the cash from financing activities for the three and nine month period ending September 30, 2009 and 2008 was advances on notes payable from the Company’s secured creditor.

The following description of the Company's principal debt at September 30, 2009 should be read in the context of the overview above and Note 3 of Notes to Consolidated Financial Statements.

On June 27, 2008, the Company obtained a loan (the “MH Financial Loan”) from MH Financial, Inc. (“MH Financial”) in the amount of $977,743.  The MH Financial Loan is secured by a lien against substantially all of the assets of microHelix and Moore, including all of the outstanding common stock of Moore.  MH Financial may accelerate all amounts due under the MH Financial Loan in the event of default.  In addition, all amounts outstanding under the MH Financial Loan are due and payable upon the earliest of:  (a) December 27, 2009, (b) the closing of a loan or other financing by the Company in an amount sufficient to pay off the loan, or (c) the closing of a private investment in public equity and/or any other financing event with gross proceeds to the Company in excess of $1,000,000. The MH Financial Loan replaces the prior notes payable to MH Financial, and includes $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 25, 2009 and $100,000 on November 6, 2009.  Effective as of the date of this loan, interest will accrue on the outstanding principal balance of the loan at a rate of 20% per annum.  The original due date of the loan was December 27, 2008 and, as a condition of the December 31, 2008 advance, the due date was extended to December 27, 2009.  As additional consideration of the initial disbursement on June 27, 2008, the Company also issued warrants to purchase 7,466,666 shares of Common Stock at $0.001 per share to MH Financial.  MH Financial has assigned these warrants to certain of its investors as follows: (i) Aequitas Catalyst Fund LLC: warrants to purchase 1,166,601 shares; (ii) Thurman Holdings 1, Limited Partnership: warrants to purchase 2,822,867 shares; (iii) Fiserv Trust Company fbo Robert J. Jesenik: warrants to purchase 59,957 shares and (iv) CTK Capital Corporation, a corporation controlled by James M. Williams, former Chairman of the Company’s Board of Directors; warrants to purchase 332,384 shares.  The warrants expire on June 27, 2013.  The Company was in default under the MH Financial Loan and entered into a Forbearance Agreement with MH Financial on March 31, 2009.

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

On December 31, 2008, the Company issued a new note payable to Aequitas Capital Management in the amount of $101,834.  The loan amount included $90,000 owed to Aequitas Capital Management for rent and advisory services and $11,834 for travel and legal services paid for by Aequitas Capital Management on behalf of the Company.  The $90,000 had been accrued for during 2008 and the $11,834 was recorded as general and administrative expenses during the three month period ending March 31, 2009.  During the nine months ended September 30, 2009 the Company was advanced $135,000 for rent and advisory services and $8,155 for travel and legal services paid by Aequitas Capital Management on behalf of the Company. The loan has a due date of December 31, 2009 and interest will accrue on the outstanding principal balance of the loan at a rate of 20% per annum.

On January 2, 2008, MH Financial exercised warrants to purchase 133,333 shares of Common Stock for $2,000.

On February 17, 2008, a related party to MH Financial exercised warrants to purchase 73,915 shares of Common Stock for $1,109.

On March 3, 2008, MH Financial exercised warrants to purchase 798,981 shares of Common Stock for $11,985.

On March 19, 2008 at a special meeting of the shareholders, the Company’s Articles of Incorporation were amended to effect a 15-for-1 reverse split of the Company’s Common Stock.  The accompanying condensed consolidated financial statements, notes, and other references to share and per share data have been retroactively restated to reflect the reverse stock split for all periods presented.

On February 9, 2009, the Company issued 667 shares of Common Stock with a value of $1,001 to a former member of the Company’s Board of Directors.

On November 6, 2009, as a condition of the  advance under the MH Financial Loan, the Company  issued a warrant to Aequitas Catalyst Fund, LLC to purchase 1,066,667 shares of Common Stock at $0.001 per share.  The warrant expires November 6, 2014.

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

ITEM 4T.   CONTROLS AND PROCEDURES

The Company’s President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2009.  Based on that evaluation, our President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not designed at a reasonable assurance level nor are they effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required, and that such information is not accumulated and communicated to our management, including the Company’s President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company’s disclosure controls and procedures are subject to material weaknesses resulting from the Company’s loss of key personnel and the Company’s surrender of all of its assets to its creditors.  Because of the limited number of personnel available for accounting duties, there is an inadequate segregation of duties related to accounting controls.  The accounting department consists only of limited contracted resources.  Due to the Company’s current lack of financial resources it has not been reasonable or cost beneficial for the Company to hire extra accounting personnel who would have no other purpose, duties, or workload than to provide formal segregation of duties under internal control principles.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

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

Signature	Title	Date

/s/ James E. Horswill	President and Chief Financial Officer	November 16, 2009
James E. Horswill