Form 10-K
period 2009-12-31
MICROHELIX INC
filed 2010-03-31
CIK 1142406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 001-16781

microHelix, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Oregon	91-1758621
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5300 Meadows, Suite 400, Lake Oswego, Oregon	97035
(Address of Principal Executive Offices)	(Zip Code)

(Issuer's Telephone Number, Including Area Code):
(503) 419-3505

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
Yes ☐ No ☑ ■

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of December 31, 2009, was approximately $18,277 based upon the last sale price reported for such date on the NASDAQ OTC Market.

There were 13,832,844 shares of the issuer's Common Stock outstanding as of March 5, 2010.

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

Item 1.  Business

Overview

Until September 28, 2007, when microHelix, Inc. ("we," "us," "our," "microHelix" or the "Company”) suspended manufacturing operations and concluded the disposition of its assets to its secured creditors, the Company was a manufacturer of custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets.  Continuing deterioration of our financial condition during April and May 2007 caused us to voluntarily surrender our assets to our secured creditors on May 31, 2007 and wind up our affairs.  In connection with the windup, we stopped paying our unsecured creditors for goods and services provided prior to May 21, 2007.  The Company and its wholly owned subsidiary, Moore Electronics, Inc. ("Moore"), operated for the benefit of the secured creditors until September 2007, at which time it ceased manufacturing operations and became a shell company.  Effective January 1, 2010, we are no longer considered a shell company.

Effective December 30 and 31, 2009, microHelix entered into agreements pursuant to which it, with two other parties, formed a limited liability company, WS Technologies LLC ("WS Technologies"), that acquired the right to service and collect consumer receivables generated by hospitals, on a recourse basis, with regard to the hospital ("Receivables"), together with certain software that is used to perform that service.  WS Technologies then redeemed all but half of one membership unit (a "Unit") held by each of  the other two parties, with the result that microHelix now owns 99% of WS Technologies. See further discussion in Note 1 to the consolidated financial statements. The agreements are as follows.

Contribution Agreement (the "Aequitas Contribution Agreement") dated December 30, 2009 between WS Technologies and Aequitas Capital Management, Inc. ("Aequitas"):

Under the Aequitas Contribution Agreement, Aequitas contributed the exclusive right to service and receive compensation and origination fees for all Receivables owned and generated in the future by CarePayment, LLC, together with certain assets required to perform that service, including the CarePayment proprietary accounting software system (the "Software"). In exchange for that contribution, WS Technologies issued units representing a 28% ownership interest in WS Technologies to Aequitas.

Contribution Agreement (the "CarePayment Contribution Agreement") dated December 30, 2009 between WS Technologies and CarePayment, LLC ("Carepayment"):

Under the CarePayment Contribution Agreement, CarePayment contributed the service marks CarePayment® and CarePayment.com and the Internet domain name "CarePayment.com."  In exchange for that contribution, WS Technologies issued units representing a 22% ownership interest in WS Technologies to CarePayment.  WS Technologies intends to use the CarePayment brand in the ordinary course of its business and in connection with providing services to its customers.

Contribution Agreement (the "microHelix Contribution Agreement") dated December 30, 2009 between WS Technologies and the Company:

Under the microHelix Contribution Agreement, the Company contributed 1,000,000 shares of its Series D Preferred Stock (the "Series D Preferred") and warrants to purchase 65,100,917 shares of Class B Common Stock of microHelix at an exercise price of $0.001 per share (the "Warrants").  In exchange for that contribution, WS Technologies issued units representing a 50% ownership interest in WS Technologies to microHelix.  The Warrants expire on December 31, 2014.

Servicing Agreement (the "Servicing Agreement") dated December 31, 2009 between WS Technologies and CarePayment:

Under the Servicing Agreement, CarePayment grants WS Technologies the exclusive right to collect, administer and service all Receivables purchased or controlled by CarePayment.  CarePayment also appoints WS Technologies as a non-exclusive originator of Receivables purchased or controlled by CarePayment, including negotiating with hospitals on behalf CarePayment with respect to such services.

Royalty Agreement ("Royalty Agreement") dated December 31, 2009 between WS Technologies and Aequitas:

Under the Royalty Agreement, WS Technologies pays Aequitas a royalty based on new products (the "Products") developed by WS Technologies or co-developed by WS Technologies and Aequitas or its affiliates and that are based on or use the Software.  The royalty is equal to (i) 1.0% of the net revenue received by WS Technologies and generated by the Products that utilize funding provided by Aequitas or its affiliates and (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by WS Technologies that do not utilize such funding.

Trademark License Agreement ("Trademark License") dated December 31, 2009 between WS Technologies and Aequitas Holdings, Inc.  ("Aequitas Holdings"):

Under the Trademark License, WS Technologies grants the non-exclusive use of the CarePayment name and service mark to Aequitas Holdings and its affiliates.  Aequitas Holdings may also sublicense the use of the CarePayment name and trademark to its business partners that are involved in the marketing and sale of Aequitas Holdings’ products or joint products with those business partners.

Administrative Services Agreement dated December 31, 2009 (the "Administrative Services Agreement") between Aequitas and WS Technologies:

Aequitas provides WS Technologies management support services such as accounting, financial services, human resources and information technology services.  The total fee for the services is approximately $65,100 per month.  The fees will increase by 3% on January 1 of each year, beginning January 1, 2011.  Either party may change the services (including terminating a particular service) upon 180 days prior written notice to the other party, and the Administrative Services Agreement is terminable by either party on 180 days notice.

Redemption Agreement dated December 31, 2009 between WS Technologies and Aequitas (the "Aequitas Redemption Agreement"):

Under the Aequitas Redemption Agreement, WS Technologies redeemed all but half of one Unit of WS Technologies held by Aequitas in WS Technologies in exchange for 600,000 shares of Series D Preferred Stock of the Company.

Redemption Agreement dated December 31, 2009 between WS Technologies and CarePayment (the "CarePayment Redemption Agreement"):

Under the CarePayment Redemption Agreement, WS Technologies redeemed all but half of one Unit of WS Technologies held by CarePayment in WS Technologies for 400,000 shares of Series D Preferred Stock of the Company and the Warrants.

Sublease Agreement ("Sublease") dated December 31, 2009 between WS Technologies and Aequitas:

WS Technologies leases certain office space and personal property from Aequitas pursuant to the Sublease.  The rent for the real property is $12,424 per month, and will increase by 3% each year beginning January 1, 2011.  The rent for the personal property is $6,262 per month, and WS Technologies also pays all personal property taxes related to the personal property it uses under the Sublease.  The term of the Sublease ends on October 31, 2014.

First Amendment to the Third Amended and Restated Promissory Note (the "Note Amendment") dated December 31, 2009 between microHelix and MH Financial Associates, LLC ("MH Financial"):

Under the terms of the Note Amendment, MH Financial agreed to extend the maturity date of the Third Amended and Restated Promissory Note (the "Note") to December 31, 2011.  In addition, the interest rate on the principal amounts outstanding under the Note will be decreased from 20% to 8% per annum after the Company makes a $400,000 payment of principal under the Note.  The Note, as amended by the Note Amendment, continues to be secured by substantially all of the assets of the Company.

First Amendment to Multiple Advance Promissory Note (the "Amended Aequitas Note") dated December 31, 2009 among microHelix, Moore Electronics, Inc. and Aequitas.

Under the Amended Aequitas Note, the maximum principal amount microHelix may borrow is increased to $360,000, and the maturity date is extended to March 31, 2010.

Investor Rights Agreement ("Investor Rights Agreement") dated December 31, 2009 among microHelix, Aequitas and CarePayment:

Under the Investor Rights Agreement, microHelix agrees that, as long as Aequitas and CarePayment (or their affiliates) own securities in microHelix, microHelix will pay all expenses incurred by Aequitas and CarePayment in connection with the preparation and filing with the Securities and Exchange Commission of reports or other documents related to microHelix or any securities owned by Aequitas and CarePayment in microHelix.  In addition, if microHelix fails to redeem the Series D Preferred Stock by January 31, 2013 in accordance with Section 4.1(b) of the Certificate of Designation for the Series D Preferred Stock, (i) Aequitas will have the right to exchange all of its shares of Series D Preferred Stock for 55.5 Units of WS Technologies to Aequitas, and CarePayment or its assignee will have the right to exchange all of its shares of Series D Preferred Stock for 42.5 Units, which could result in Aequitas and CarePayment together owning 99% of WS Technologies.

Aequitas is an affiliate of MH Financial, one of the Company's largest shareholders.  The Company's two board members, Mr. Thomas Sidley and Mr. Donald Megrath, are affiliates of Aequitas.  CarePayment is a wholly owned subsidiary of Aequitas Commercial Finance, LLC, which is a subsidiary of Aequitas Holdings, LLC.

The Company does not consider the assets acquired to be a "business" as defined in the instructions to Form 10-K.  Rather, the Company completed the acquisition of disparate assets from two different sources in an attempt to create a business under which the Company can begin to operate again.  Therefore, no financial statements for those assets have been included with this Form 10-K.

microHelix issued 1,000,000 shares of Series D Preferred Stock and the Warrants to WS Technologies pursuant to the microHelix Contribution Agreement described in Item 1.01 above.  Holders of the Series D Preferred Stock  are entitled to receive a preferred dividend of $0.50 per share per annum when, as and if declared, and a liquidation preference of $10 per share, plus cumulative unpaid dividends.  The Company may redeem all of the Series D Preferred Stock at any time upon ten days' prior written notice, and is required to redeem all of the Series D Preferred Stock in January 2013 at a purchase price equal to the liquidation preference in effect on January 1, 2013.  If the Company is unable to redeem the Series D Preferred Stock with cash or other immediately available funds for any reason, the Company will cause WS Technologies to issue to the holders of the Series D Preferred Stock an aggregate 99% ownership interest in the equity of WS Technologies as consideration for the redemption of the Series D Preferred Stock.

The Warrants are exercisable at a price of $0.001 per share of Class B Common Stock, and expire on December 31, 2014.  The Company has agreed to use commercially reasonable efforts to call as soon as possible a shareholders’ meeting for the purpose of amending its Amended and Restated Articles of Incorporation, as amended to include enough authorized shares of Class B Common Stock to permit exercise of the Warrant in full.  The Warrant may not be exercised until such an amendment has been completed.  If, for any reason, the Company does not authorize Class B Common Stock, then the Warrants will be exercisable for shares of Common Stock.  The Company intends that new Class B Common Stock will have preferential voting rights and the ability to elect a majority of the Company's Board of Directors.  Existing shareholders are expected to receive shares of Class A Common Stock which the Company anticipates will have one vote per share and will have the right to elect a minority of the Board of Directors.

On December 22, 2009, MH Financial Associates, LLC elected to convert all of its shares of Series C Preferred Stock into 186,047 shares of Common Stock.

On December 30, 2009, MH Financial Associates, LLC exercised a warrant to purchase 3,084,856 shares of Common Stock, Aequitas Capital Management, Inc. exercised a warrant to purchase 1,066,667 shares of Common Stock, Aequitas Catalyst Fund, LLC exercised warrants to purchase a total of 4,366,602 shares of Common Stock, Thurman Holdings I, LP exercised warrants to purchase a total of 2,822,867 shares of Common Stock, and CTK Capital Corporation exercised a warrant to purchase 332,384 shares of Common Stock.

The issuance of the Series D Preferred Stock, the Warrants and the Common Stock upon exercise of warrants described above was exempt from registration under the Securities Act of 1933, as amended (the " Securities Act"), and microHelix amended its Amended and Restated Articles of Incorporation, as amended, on December 30, 2009 by filing a Certificate of Designation with the Oregon Secretary of State designating 1,200,000 shares of its Preferred Stock as Series D Preferred Stock.  One million shares of Series D Preferred Stock were issued to WS Technologies on December 30, 2009.  WS Technologies transferred 600,000 shares of the Series D Preferred Stock to Aequitas pursuant to the Aequitas Redemption Agreement, and it transferred 400,000 shares of the Series D Preferred Stock to CarePayment pursuant to the CarePayment Redemption Agreement.  The rights of the holders of microHelix's Common Stock may be materially limited by the issuance of Series D Preferred Stock in that the Series D Preferred Stock holders have superior liquidation preferences over the Common Stock holders in the event of any liquidation, dissolution or winding up of microHelix, either voluntary or involuntary.  In any such event, the assets of microHelix would be distributed in the following order:

•
First, to the holders of the Series D Preferred Stock until they receive an amount equal to $10.00 per share (as adjusted for stock splits, stock dividends, reclassification and the like), plus all cumulative but unpaid dividends for each share of Series D Preferred Stock then held by them.  The holders of the Series D Preferred Stock will be entitled to receive a cumulative annual dividend of $0.50 per share.

•	Second, any remaining assets of microHelix would be distributed pro rata to the holders of Common Stock based on the number of shares of Common Stock then held by each holder.

Patents and Intellectual Property

The Company had no patents or patent applications pending as of the date of this report.

The Company currently owns the trademark "MICROHELIX" that is listed on the principal register of the United States Patent and Trademark Office.  The Company's intellectual property also includes common law trademarks, service marks and trade names.

Effective with the agreements entered into on December 30, 2009, WS Technologies owns the trademark, “CarePayment®.”

Employees

The Company had 21 full-time employees and no part-time employees in the United States as of March 31, 2010.

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

The Company is not currently subject to the information requirements of the Securities Exchange Act of 1934, as amended.  However, we voluntarily file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission.  You may inspect and copy any document we file with the SEC at the SEC's Public Reference Room in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549, on official business days from 10:00 a.m. to 3:00 p.m.  You may obtain information on the operation of the SEC's Public Reference Room by calling (800) SEC-0330.  You may also purchase copies of our SEC filings by writing to the SEC, Public Reference Section, 100 F Street, N.W., Washington, D.C. 20549.  Our SEC filings are also available on the SEC's website at http://www.sec.gov.

Item 1A.  Risk Factors

The Company is subject to various risks that could have a material adverse effect on it, including without limitation the following:

We are dependent on the performance of a single subsidiary and line of business.

The Company's only operating assets are held by its subsidiary WS Technologies LLC ("WS Technologies"), which itself has only one line of business.  We have no significant assets or financial resources other than WS Technologies.

The Company has a limited operating history in its current business.

Prior to January 1, 2010, the Company had never operated a hospital receivables servicing business. Our business plan must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development.  Specifically, such risks include a failure to anticipate and adapt to a developing market and an inability to attract, retain and motivate qualified personnel.  There can be no assurance that the Company will be successful in addressing such risks.  To the extent that we are not successful in addressing these risks, our business, results of operations and financial condition will be materially and adversely affected.  There can be no assurance that the Company will ever achieve or sustain profitability.

The provision of hospital Receivables (as defined below) servicing is a new business for the Company.  We have no experience in such a business.  Although we hired certain employees from Aequitas Capital Management, Inc. who have previously provided such services to CarePayment, LLC ("CarePayment"), there is no assurance that we will be able to provide satisfactory services to CarePayment through such employees, or such other employees or contractors as we may retain.

Our activities for the foreseeable future will be limited to servicing hospital Receivables, CarePayment being our only direct customer.  Our inability to diversify our activities into a number of areas may subject us to economic fluctuations related to the business of CarePayment and therefore increase the risks associated with our operations.  CarePayment's ability to acquire Receivables for us to service depends on its ability to acquire adequate funding sources.  The inability of CarePayment to acquire a sufficient amount of Receivables for us to service would have a material adverse effect on us.

A deterioration in the economic or inflationary environment in the United States may have a material adverse effect on us.

The Company's performance may be affected by economic or inflationary conditions in the United States.  If the United States economy deteriorates or if there is a significant rise in inflation, personal bankruptcy filings may increase, and the ability of hospital customers to pay their debts could be adversely affected.  This may in turn adversely impact our financial condition, results of operations, revenue and stock price.

The recent financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate, go out of business or be taken over by the federal government have resulted in a tightening in credit markets.  These and other economic factors could have a material adverse effect on us.

Adequate financing may not be available when needed.

Additional sources of funding will be required for us to continue operations.  There is no assurance that the Company can raise working capital or that any capital will be available to the Company at all.  Failure to obtain financing when needed could result in curtailing operations, acquisitions or mergers and investors could lose some or all of their investment.

We may be unable to manage growth adequately.

The implementation of our business plan requires an effective planning and management process. We anticipate significant growth and will need to continually improve our financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage our personnel.  There can be no assurance that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan.

The Company has many conflicts of interest.

Most of the Company's agreements are with affiliates.  Although we believe that the terms and conditions of the agreements with such parties are fair and reasonable to the Company, such terms and conditions may not be as favorable to us as those that could be obtained from independent third parties.  In addition, the Company's officers and directors participate in other competing business ventures.

There is no public market for our securities.

There is currently no active public market for the Company's securities.  No predictions can be made as to whether a trading market will ever develop for any of the Company's securities.  The sale of Company securities is not being registered under the Securities Act, or any state securities laws, and such securities may not be resold or otherwise transferred unless they are subsequently registered under the Securities Act and applicable state laws, or unless exemptions from registration are available.  Accordingly, investors may not be able to liquidate their investment in any of the Company's securities.

Rule 144 is not available for the resale of Company securities.

The Company has been a "shell company" as defined in the Securities Act.  Therefore,
Rule 144 will not be available for the resale of Company securities until the following conditions are met:

•	The Company must be subject to the reporting requirements of section 13 or 15(d) of the Exchange Act.
•
The Company must have filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; and

•	One year must have elapsed since the Company has filed current "Form 10 information" with the Securities and Exchange Commission reflecting its status as an entity that is no longer a shell company.

The Company has not yet satisfied the above conditions, and there can be no assurance that the Company will ever satisfy the above conditions.  The unavailability of Rule 144 may prevent an investor from liquidating its investment in the Company's securities.

The Company does not intend to pay dividends on Common Stock in the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of the Company, and we do not anticipate paying any cash dividends on any of our Common Stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent on then-existing conditions, including the Company's financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant.

Disruptions in service or damages to our data center or operations center, or other software or systems failures, could adversely affect our business.

The Company's data center and operations center are essential to our business.  Our operations depend on our ability to maintain and protect our computer systems.  We intend to conduct business continuity planning and maintain insurance against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at our offices. However, our planning and insurance coverage may not be adequate in any particular case. The occurrence of any of these events could result in interruptions, could impair or prohibit our ability to provide services and materially adversely impact us.

In addition, despite the implementation of security measures, the Company's infrastructure, data center and systems, including the internet and related systems, are vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks, terrorist attacks or other attacks by third parties or similar disruptive problems. Any of these can cause system failure, including network, software or hardware failure, which can result in service disruptions or increased response time for our products and services. As a result, the Company may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by such breaches.

We also rely on a limited number of suppliers to provide us with a variety of products and services, including telecommunications and data processing services necessary for operations and software developers for the development and maintenance of certain software products we use to provide solutions.  If these suppliers do not fulfill their contractual obligations or choose to discontinue their products or services, our business and operations could be disrupted, our brand and reputation could be harmed and we could be materially and adversely affected.

We may be unable to protect our intellectual property.

We rely, and expect to continue to rely, on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect our technology. We do not currently have any issued patents or registered copyrights, and have only one registered trademark.  There can be no assurance that the steps we have taken will be adequate to prevent misappropriation of our technology or other proprietary rights, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.  To the extent we become involved in litigation to enforce or defend our intellectual property rights, such litigation can be a lengthy and costly process causing diversion of our effort, resources and management with no guarantee of success.

We face significant competition for our services.

The markets for our services are intensely competitive, continually evolving and, in some cases, subject to rapid technological change.  We face competition from many servicing and collections companies and other technology companies within segments of the revenue and payment cycle markets. Most of our competition is significantly larger and has greater financial resources than we do.  We may not be able to compete successfully with these companies, and these or other competitors may commercialize products, services or technologies that render our services obsolete or less marketable.

Some hospitals perform the services we offer for themselves.

Some hospitals perform the services we offer for themselves, or plan to do so, or belong to alliances that perform such services, or plan to do so.  The ability of hospitals to replicate our services may adversely affect the terms and conditions the Company is able to negotiate in agreements with hospitals, or may prevent the Company from negotiating any such agreements

Recent developments in the healthcare industry could adversely affect our business.

National healthcare reform legislation was signed into law on March 23, 2010.  This reform legislation attempts to address the issues of increasing access to and affordability of healthcare, increasing effectiveness of care, reducing inefficiencies and costs, emphasizing preventive care, and enhancing the fiscal sustainability of the federal healthcare programs.  It is not yet clear how this reform legislation may affect the services provided by the Company.  In addition, there are currently numerous federal, state and private initiatives and studies seeking ways to increase the use of information technology in healthcare as a means of improving care and reducing costs. These initiatives may result in additional or costly legal and regulatory requirements that are applicable to us and our customers, may encourage more companies to enter our markets, and may provide advantages to our competitors.  Any such legislation or initiatives, whether private or governmental, may result in a reduction of expenditures by the customers or potential customers of the hospitals serviced by the Company, which could have a material adverse effect on us. We cannot predict what healthcare initiatives, if any, will be enacted and implemented, or the effect any future legislation or regulation will have on us.

Even if general expenditures by industry constituents remain the same or increase, other developments in the healthcare industry may result in reduced spending on the Company's services or in some or all of the specific markets we serve or are planning to serve. In addition, expectations regarding pending or potential industry developments may also affect the budgeting processes of the hospitals serviced by the Company and spending plans with respect to the types of products and services the Company provides.

The healthcare industry has changed significantly in recent years, and the Company expects that significant changes will continue to occur.  The timing and impact of developments in the healthcare industry are difficult to predict.  There can be no assurance that the markets for the services provided by the Company will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

We face potential liability concerning disclosure of health-related information.

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") required the United States Department of Health and Human Services to adopt standards to protect the privacy and security of individually identifiable health-related information. The department released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed.

The Company may come into contact with protected health-related information.  Although we will take measures to ensure that we comply with all applicable laws and regulations, including HIPAA, if there is a breach, we may be subject to various penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.

We face potential liability related to our handling and storage of personal consumer information.

The privacy of consumers’ personal information is protected by various federal and state laws.  Any penetration of our network security or other misappropriation of consumers' personal information could subject us to liability.  Other potential misuses of personal information, such as for unauthorized marketing purposes, could also result in claims against us. These claims could result in litigation. In addition, the Federal Trade Commission and several states have investigated the use by certain internet companies of personal information. We could incur unanticipated expenses, especially in connection with our settlement database, if and when new regulations regarding the use of personal information are enacted.

Changes in governmental laws and regulations could increase our costs and liabilities or impact our operations.

Changes in laws and regulations and the manner in which they are interpreted or applied may alter our business environment. This could affect our results of operations or increase our liabilities. These negative impacts could result from changes in collection laws, laws related to credit reporting or consumer bankruptcy, accounting standards, taxation requirements, employment laws and communications laws, among others.  We may become subject to additional liabilities in the future resulting from changes in laws and regulations that could result in a material adverse effect on us.

We are subject to examinations and challenges by tax authorities.

Our industry is relatively new and unique and, as a result, there is not a set of well defined laws, regulations or case law for us to follow that match our particular facts and circumstances for some tax positions. Therefore, certain tax positions we take are based on industry practice, tax advice and drawing similarities of our facts and circumstances to those in case law relating to other industries. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base and apportionment. Challenges made by tax authorities to our application of tax rules may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions and in inconsistent positions between different jurisdictions on similar matters. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on us.

We are dependent on key personnel and the loss of one or more of our senior management team could have a material adverse effect on us.

Our business strongly depends upon the services and management experience of our senior management team.  If any of our executive officers resign or otherwise are unable to serve, our management expertise and our ability to effectively execute our business strategy could be diminished.

We may not be able to hire and retain enough sufficiently trained employees to support our operations, and/or we may experience high rates of personnel turnover.

Our industry is very labor-intensive, and companies in our industry typically experience a high rate of employee turnover.  We will not be able to service our clients' receivables effectively, continue our growth or operate profitably if we cannot hire and retain qualified personnel.  Further, high turnover rate among our employees could increase our recruiting and training costs and may limit the number of experienced personnel available to service our receivables.

The Company may not be able to successfully anticipate, invest in or adopt technological advances within our industry.

The Company's business relies on computer and telecommunications technologies, and our ability to integrate new technologies into our business is essential to our competitive position and our success.  We may not be successful in anticipating, managing, or adopting technological changes on a timely basis.  Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles.  While we believe that our existing information systems are sufficient to meet our current and foreseeable demands and continued expansion, our future growth may require additional investment in these systems.  We depend on having the capital resources necessary to invest in new technologies to service receivables.  There can be no assurance that we will have adequate capital resources available.  We may not be able to anticipate, manage or adopt technological advances within our industry, which could result in our services becoming obsolete and no longer in demand.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

Our principal offices are located in leased office space at 5300 Meadows Road, Suite 400, Lake Oswego, Oregon, 97035.  We believe that these facilities are suitable for the foreseeable future.

Item 3.  Legal Proceedings

From time to time the Company may become involved in ordinary, routine, or regulatory legal proceedings incidental to the Company's business.

As of the date of this report, the Company is not engaged in any legal proceedings nor is the Company aware of any pending or threatened legal proceedings that, singly or in the aggregate, could have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is no established public trading market for the Company's securities.  As of the date of this Report the Company's Common Stock trades on the "pink sheets" under the symbol MHLN.PK.  The table below sets forth for the periods indicated the high and low bid prices for the Common Stock as reported by NASDAQ from January 1, 2008 through December 31, 2009.  The prices in the table are the high and low bid prices as reported by NASDAQ, adjusted to reflect the impact of the 1 for 15 reverse stock split of the Company's Common Stock on March 19, 2008. The prices shown represent interdealer prices without adjustments for retail mark-ups, mark-downs or commissions and consequently may not represent actual transactions.

Common Stock "MHLN.PK"

2009 Fiscal Quarters	High	Low
First Quarter	$0.10	$0.10
Second Quarter	$0.10	$0.10
Third Quarter	$0.10	$0.02
Fourth Quarter	$0.07	$0.015

2008 Fiscal Quarters	High	Low
First Quarter	$0.30	$0.12
Second Quarter	$0.225	$0.225
Third Quarter	$0.60	$0.18
Fourth Quarter	$0.45	$0.002

Holders of shares of Common Stock are entitled to receive such dividends, if any, as may be declared by the Company's Board of Directors out of funds legally available therefore and, upon the Company's liquidation, dissolution or winding up, are entitled to share ratably in all net assets available for distribution to such shareholders.  The holders of the Company's Series D Preferred Stock have superior liquidation rights over the holders of the Common Stock.  The Company has not, to date, declared or paid any cash dividends to its Common Stock holders.

Recent Sales of Unregistered Securities

Other than as reported in our quarterly reports on Form 10-Q and current reports on Form 8-K, we did not sell any equity securities that were not registered under the Securities Act of 1933 during the year ended December 31, 2009.

Shareholders of Record

As of December 31, 2009, there were approximately 60 shareholders of record of the Company's Common Stock.  There are two shareholders of record of the Company’s Series D Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Effective February 10, 2010, the Company's Board of Directors adopted the microHelix, Inc. 2010 Stock Incentive Plan (the "Plan").  The Plan will be administered by a committee of the Board of Directors, or if the Board of Directors has not appointed a committee, the Board of Directors.  The Company's employees and directors are eligible to receive awards under the Plan.  The Plan authorizes the award of stock options (which may constitute incentive stock options or non statutory stock options) and restricted stock.  The Company is authorized to issue up to 8,783,383 shares of the Company's Common Stock under the Plan, subject to adjustment as provided in the Plan.

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

Overview

Until September 28, 2007, when microHelix, Inc. ("we," "us," "our," "microHelix" or the "Company”) suspended manufacturing operations and concluded the disposition of its assets to its secured creditors, the Company was a manufacturer of custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets.  Continuing deterioration of our financial condition during April and May 2007 caused us to voluntarily surrender our assets to our secured creditors on May 31, 2007 and wind up our affairs.  In connection with the windup, we stopped paying our unsecured creditors for goods and services provided prior to May 21, 2007.  The Company and its wholly owned subsidiary, Moore Electronics, Inc. ("Moore"), operated for the benefit of the secured creditors until September 2007, at which time it ceased manufacturing operations and became a shell company.  Effective January 1, 2010, we are no longer considered a shell company.

Effective December 30 and 31, 2009, microHelix, Inc. ("microHelix" or the "Company") entered into agreements pursuant to which it, with Aequitas Capital Management, Inc.  (“Aequitas”) and CarePayment, LLC (“CarePayment”), formed a limited liability company, WS Technologies LLC ("WS Technologies"), that acquired the right to service and collect consumer receivables generated by hospitals on a recourse basis with regard to the hospital ("Receivables"), together with certain software that is used to perform that service.  WS Technologies then redeemed all but half of one membership unit (a "Unit") held by each of the other two parties, with the result that microHelix now owns 99% of WS Technologies.  Thus, operations of the Company with these business assets commenced  January 1, 2010.

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

Revenue Recognition—The Company had no revenues for the years ended December 31, 2009 and 2008.  Beginning January 1, 2010, the Company will recognize revenue in conjunction with a servicing agreement with CarePayment.  CarePayment will pay the Company  a servicing fee based on an amount equal to 5%  annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back end fee” based on 25% of CarePayment’s quarterly net income, adjusted for certain items.  CarePayment will pay the Company an additional servicing fee equal to WS Technologies’ actual monthly losses for the first quarter of 2010 and equal to 50% of actual monthly losses for the second quarter of 2010.

Results of Operations

Year ended December 31, 2009 compared with year ended December 31, 2008

The Company had no business activity during 2009 or 2008.  See Item 1 – Overview.

Total operating expenses, which included only general and administrative expenses, were $403,300 in 2009, compared to $4,061,564 in 2008.  The decrease was due primarily to warrants issued for financial advisory services during 2008.

Net other expense for 2009 was $513,620 compared to net other expense of $351,715 for 2008.  The difference was due to net other expense in 2009 being comprised exclusively of interest and debt financing costs, whereas 2008 reflected income associated with debt forgiveness and change in the warrant valuation offset by the higher amortization of note discount, loan restructuring expenses, and higher interest rates which became effective in 2008.

Net loss for 2009 was $916,920 compared to a net loss of $4,413,279 in 2008.

Liquidity and Capital Resources

As of December 31, 2009, the Company had $69,097 of cash. Cash used in operating activities during 2009 was $241,010 compared to cash used in operating activities of $291,907 during 2008.

For the year ended December 31, 2009 the Company had cash provided by financing activities of $211,674 as compared to $384,543 for the year ended December 31, 2008.  The primary source of cash from financing activities for the years ended December 31, 2009 and 2008 were advances on notes payable from the Company’s secured creditor.

The following description of the Company's principal debt at December 31, 2009 should be read in the context of the foregoing paragraph.  See also Notes 4, 8 and 11 to the Company's Consolidated Financial Statements.

On June 27, 2008 the Company refinanced a promissory note from MH Financial by issuing a note payable (the "Note") to MH Financial in the amount of $977,743.  The loan amount included $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 27, 2009, and was advanced $100,000 on November 6, 2009.   Effective as of the date of this refinance, interest  accrued on the outstanding principal balance of the loan at a rate of 20% per annum.  The original due date of the loan was December 27, 2008 and, as a condition of the December 31, 2008 advance, the due date was extended to December 27, 2009.  On December 31, 2009, the Company was granted a note extension to December 31, 2011.  Under the terms of this note amendment, MH Financial agreed to extend the maturity date of the Note to December 31, 2011.  In addition, the interest rate on the principal amounts outstanding under the Note will be decreased from 20% to 8% per annum after the Company makes a $400,000 payment of principal under the Note.  The Note continues to be secured by substantially all the assets of the Company.  Unless otherwise agreed or required by applicable law, payments will be applied first to expenses for which the Company is liable hereunder (including unpaid collection costs and late charges), next to accrued and unpaid interest, and the balance to principal.  In addition, the outstanding principal balance and all accrued and unpaid interest will be due and payable in the event of (x) a sale of all or substantially all of the assets of the Company, or (y) the transfer of ownership or beneficial interest, by merger or otherwise, of 50% or more of the stock of the Company.

As an additional consideration for the initial disbursement on June 30, 2008, the Company also issued warrants to purchase 7,466,666 shares of Common Stock at $0.001 per share to MH Financial Associates, LLC.  MH Financial Associates, LLC has assigned these warrants to certain of its investors as follows: (i) Aequitas Catalyst  Fund, LLC: warrants to purchase 1,166,601 shares; (ii) Thurman Holdings 1, Limited Partnership: warrants to purchase 2,822,867 shares; (iii) NTC & Co. fbo Robert J. Jesenik: warrants to purchase 73,291 shares and (iv) CTK Capital Corporation, a corporation controlled by James M. Williams, former Chairman of the Company’s Board of Directors: warrants to purchase 332,384 shares.  These warrants were exercised on the dates noted below.

As additional consideration for the $100,000 advance on December 31, 2008, the Company issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.

As additional consideration for the $100,000 advance on February 27, 2009, the Company issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.

As additional consideration for the $100,000 advance on November 6, 2009, the Company issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.

All of the above referenced warrants were exercised on December 30, 2009, except for the warrants in favor of NTC & Co.  fbo Robert J.  Jesenik, which were exercised on March 11, 2010.

In all of the above cases, warrants to purchase Common Stock were issued in reliance on Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and we obtained representations from the investors as to their status as "accredited investors" as that term is defined in Regulation D.

On December 31, 2008, the Company entered into a multiple advance promissory note payable to Aequitas Capital Management, Inc.   The note is a multiple advance note, with a maximum advance amount of $360,000.  Effective December 31, 2009, there will be no additional advances made under the note and the note was amended and was modified to reflect modified payment and maturity date information.  Under these modified terms all amounts outstanding under this note are due and payable on the earliest of the following:  (a) March 31, 2010; (b) the closing of a loan or other financing provided to the Company by a senior lender or other source in an amount sufficient to pay off this note; (c) the closing of a private investment in public equity financing and/or any other financing event with gross proceeds to the Company in excess of $1,000,000 (each of (a) through (c) is individually the "Maturity Date"); provided, however, that after the occurrence of an Event of Default, the outstanding principal and all accrued interest will be payable on demand.  Unless otherwise agreed or required by applicable law, payments will be applied first to expenses for which the Company is liable hereunder (including unpaid collection costs and late charges), next to accrued and unpaid interest, and the balance to principal.  In addition, the outstanding principal balance and all accrued and unpaid interest will be due and payable in the event of (x) a sale of all or substantially all of the assets of the Company, or (y) the transfer of ownership or beneficial interest, by merger or otherwise, of 50% or more of the stock of the Company.

On January 15, 2010, the Company entered into agreements pursuant to which it may borrow up to a maximum of $500,000 from Aequitas Commercial Finance, LLC .  Through March 31, 2010, the Company was advanced $31,000 on January 14, 2010, which  advance was repaid on February 12, 2010.  As of March 31, 2010, there are no outstanding advances under these agreements with ACF.

Off Balance Sheet Arrangements

Discussion of our off balance sheet arrangements is presented in the “Notes to the Consolidated Financial Statements” in Part II, Item 8, Note 10 – “Commitments and Contingencies”.

Recent Accounting Developments

The Company has adopted the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification (the "Codification"), which is now the single source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other accounting literature not included in the Codification is nonauthoritative. The adoption of the Codification had no impact on the Company's Consolidated Financial Statements.

        In June 2009, the FASB issued a standard that requires an enterprise to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a Variable Interest Entity ("VIE"). Under the standard, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise that holds a controlling financial interest is deemed to be the primary beneficiary and is required to consolidate the VIE. This standard is effective beginning in the first quarter of 2010. In February 2010, the FASB deferred this standard for certain entities that apply the specialized accounting guidance for investment companies or that have the attributes of investment companies. The Company is currently evaluating the potential impact that this standard may have on its Consolidated Financial Statements.

        In June 2009, the FASB issued a standard that eliminates the concept of a qualifying special-purpose entity ("QSPE"), changes the requirements for derecognizing financial assets, and requires additional disclosures to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. The standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The standard is effective beginning in 2010. The Company does not expect this standard to have a material impact on its Consolidated Financial Statements.

        In September 2009, the FASB issued a standard regarding fair value measurements and disclosures for alternative investments in certain entities that calculate net asset value per share (or its equivalent). This standard permits, but does not require, the Company to measure the fair value of an alternative investment on the basis of the net asset value per share if the net asset value of the investment is calculated in a manner consistent with established measurement principles as of its measurement date. This standard is effective beginning in 2010. The Company does not expect this standard to have a material impact on its Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
microHelix, Inc.
Lake Oswego, Oregon

We have audited the accompanying consolidated balance sheets of microHelix, Inc. and Subsidiaries, ("the Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of microHelix, Inc. and Subsidiaries, as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 31, 2010

microHelix, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2009

	2008	2009
Assets
Current Assets:
Cash	$98,433	$69,097
Total current assets	98,433	69,097

Property and equipment, net	—	500,000
Servicing rights	—	9,550,000
Total assets	$98,433	$10,119,097
Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$744,542	$797,751
Accrued liabilities	257,515	324,082
Current portion of notes payable	694,161	294,190
Total current liabilities	1,696,218	1,416,023

Notes payable, net of current portion	—	988,275
Mandatorily redeemable preferred stock, no par value, 1,200,000 shares authorized, 1,000,000 shares issued and outstanding, liquidation preference of $10,000,000	—	8,805,140
Total liabilities	1,696,218	11,209,438

Shareholders' Deficit:

Preferred stock – Series C, convertible, no par value, 10,000,000 shares authorized, 279,070 and zero, shares issued and outstanding at December 31, 2008 and 2009, respectively	533,000	—

Common stock, no par value, 75,000,000 shares authorized, 1,973,421 and 13,832,844 shares issued and outstanding at December 31, 2008 and 2009, respectively	17,477,917	18,022,591
Additional paid-in capital	10,342,521	11,755,211
Accumulated deficit	(29,951,223)	(30,868,143)
Total shareholders' deficit	(1,597,785)	(1,090,341)

Total liabilities and shareholders' deficit	$98,433	$10,119,097

The accompanying notes are an integral part of these consolidated financial statements.

microHelix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2009

	2008	2009

Operating Expenses:
General and administrative	$4,061,564	$403,300
Total operating expenses	4,061,564	403,300

Loss from operations	(4,061,564)	(403,300)

Other income (expense):
Other income	30,785	—
Warrant valuation gain	62,822	—
Debt forgiveness	329,742	—
Interest expense	(775,064)	(513,620)
Total other income (expense)	(351,715)	(513,620)

Net loss	$(4,413,279)	$(916,920)

Loss per common share — basic and diluted	$(2.42)	$(0.45)
Weighted average number of shares outstanding — basic and diluted	1,825,346	2,043,441

The accompanying notes are an integral part of these consolidated financial statements.

microHelix, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
Years Ended December 31, 2008 and 2009

				Additional
	Common Stock		Preferred	Paid-in	Accumulated
	Shares	Amount	Stock Series C	Capital	Deficit	Total
Balance, December 31, 2007	966,339	$17,462,823	$533,000	$5,989,455	$(25,537,944)	$(1,552,666)
Common stock issued for exercise of warrants	1,006,229	15,094				15,094
Additional shares issued upon final calculation of reverse stock split	853
Warrants issued in conjunction with debt				754,095		754,095
Warrants issued for advisory services				3,598,971		3,598,971
Net loss for the year					(4,413,279)	(4,413,279)
Balance , December 31, 2008	1,973,421	$17,477,917	$533,000	$10,342,521	$(29,951,223)	$(1,597,785)
Common stock issued for exercise of warrants	11,673,376	11,674				11,674
Warrants issued in conjunction with debt				167,830		167,830
Conversion of Series C Preferred Stock to common stock	186,047	533,000	(533,000)
Warrants issued for acquisition of business assets				1,244,860		1,244,860
Net loss for the year					(916,920)	(916,920)
Balance , December 31, 2009	13,832,844	$18,022,591	$—	$11,755,211	$(30,868,143)	$(1,090,341)

The accompanying notes are an integral part of these consolidated financial statements.

microHelix, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2009

	2008	2009
Cash Flows Used In Operating Activities:
Net loss	$(4,413,279)	$(916,920)
Adjustments to reconcile net loss to cash used in operating activities:
Debt forgiveness	(329,742)	—
Warrant valuation gain	(62,822)	—
Interest expense-amortization	659,981	261,944
Warrants issued for advisory services	3,598,971	—
Change in operating assets and liabilities:
(Increase) Decrease in assets:
Prepaid expenses and other current assets	22,917	—
Increase (Decrease) in liabilities:
Accounts payable	(57,786)	53,209
Accrued liabilities	289,853	360,757
Net cash used in operating activities	(291,907)	(241,010)

Cash Flows Provided by Financing Activities:
Proceeds from exercise of warrants	15,094	11,674
Proceeds from issuance of notes payable to shareholders	369,449	200,000
Net cash provided by financing activities	384,543	211,674
Change in cash	92,636	(29,336)
Cash, beginning of year	5,797	98,433
Cash, end of year	$98,433	$69,097

Supplemental disclosure of cash flow information — Cash paid for interest	$—	$—

Supplemental disclosure of non-cash Investing and Financing Activities:
Common stock warrants for asset acquisition	$—	$1,244,860
Preferred stock issued for asset acquisition	$—	$8,805,140
Warrants issued to lenders-recorded as debt discount	$754,095	$167,830
Reclassification of note payable to accounts payable	$63,137	$—
Refinance of accrued interest to note payable	$283,224	$—
Refinance of accrued liability to note payable	$—	$294,190

The accompanying notes are an integral part of these consolidated financial statements.

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business Activity

Nature of Operations— Until September 28, 2007, when microHelix, Inc. (“the Company”) suspended manufacturing operations and concluded the disposition of its assets to its secured creditors, the Company was a manufacturer of custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets.  On May 31, 2007, the Company surrendered substantially all its assets to its secured creditors and concluded the disposition of all the Company's assets September 28, 2007, after which microHelix became a shell company.  Effective with the agreements described and discussed below, the Company is no longer a shell company.

Effective December 30 and 31, 2009, the Company entered into agreements pursuant to which it, with two other related parties, formed a limited liability company, WS Technologies LLC ("WS Technologies"), that acquired the right to service and collect consumer receivables generated by hospitals on a recourse basis with regard to the hospital ("Receivables"), together with certain software that will be used to perform that service.  WS Technologies then redeemed all but half of one membership unit (a "Unit") held by each of the other two parties, with the result that the Company now owns 99% of WS Technologies.

On December 30, 2009, Aequitas Capital  Management, Inc (“Aequitas”) and CarePayment, LLC,  (“CarePayment”) contributed the following assets to WS Technologies, for which WS Technologies issued units representing 50% ownership interest:

1.
Exclusive rights to service receivables owned and generated in the future by CarePayment.  In conjunction with these rights, WS Technologies entered into a servicing and origination agreement with CarePayment that expires December 31, 2034.

2.	Accounting software, systems and processes required to perform the servicing

3.	The CarePayment® service mark and branding

On December 30, 2009, the Company contributed the following assets to WS Technologies, for which WS Technologies issued units representing 50% ownership interest:

1.
1,000,000 shares of Series D Preferred Stock (“Series D Preferred”).  Series D Preferred shares are mandatorily redeemable in January 2013 and have a preferred dividend of $0.50 per annum, and a liquidation preference of $10.00 per share plus cumulative unpaid dividends.

2.	Warrants to purchase 65,100,917 shares of Class B Common Stock of the Company (the “Warrants”) at an exercise price of $0.001 per share, with an expiration date of December 31, 2014.

These transactions are recorded at the estimated fair value of the assets received by WS Technologies in exchange for its ownership units. We derived our estimate of fair value of each of the assets as described below:

1.
The fair value of the servicing rights and accounting software received was estimated using a discounted cash flow model using the future cash flow projections (Level 3 inputs in the fair value hierarchy) that the assets would provide to WS Technologies.  The resulting fair value was $13,617,140.

2.
The fair value of the Series D Preferred was determined using a dividend discount model assuming dividends will be accrued and received at the mandatory redemption date (Level 3 inputs in the fair value hierarchy). The resulting fair value of the Series D Preferred was $8,805,140.

3.	The fair value of the Warrants was calculated using the Black Scholes model. The resulting fair value was $1,244,860.

On December 31, 2009, WS Technologies redeemed from Aequitas and CarePayment all but one half unit each of their WS Technologies ownership units in exchange for all of the Company’s Series D Preferred and the Warrants that were held by WS Technologies, resulting in the Company owning 99% of WS Technologies.  WS Technologies recorded the transaction at the fair value of the Series D Preferred and the Warrants, and simultaneously wrote down the servicing rights and software to equal the fair value of the Series D Preferred and the Warrants.  Additionally, the resulting value of the servicing rights and software assets were allocated first to the software at $500,000, which is based on actual development costs, less accumulated amortization, incurred by Aequitas, with the remaining value of $9,550,000 to servicing rights.  Management believes that the Aequitas unamortized cost approximates fair value for the software.

For purposes of these consolidated financial statements, the above described transactions were deemed to have occurred simultaneously on December 31, 2009.

2.  Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of microHelix, Inc. (including its MicroCoax Assembly Solutions division) its wholly owned subsidiary, Moore Electronics, Inc. (“Moore”) and its 99% owned subsidiary, WS Technologies.  All intercompany transactions have been eliminated.  Noncontrolling interest is not presented as the transaction forming WS Technologies was accounted for as an asset acquisition, as opposed to a business acquistion.

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

Property and Equipment - Property and equipment are stated at cost, with depreciation computed using the straight-line method over the estimated useful lives of the related assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Servicing Rights — Servicing rights represent the cost of identifiable intangible assets associated with the acquisition of certain business assets not allocated to other specific assets.  Effective January 1, 2010, the cost associated with this asset will be amortized on a straight line basis over an estimated useful life of 25 years.

Long-lived Assets — The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired.  Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset.  Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Revenue Recognition — The Company had no sales in 2008 or 2009.  Beginning January 1, 2010, the Company will recognize revenue in conjunction with a servicing agreement with CarePayment.  CarePayment will pay the Company  a servicing fee based on an amount equal to 5%  annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back end fee” based on 25% of CarePayment’s quarterly net income, adjusted for certain items.  CarePayment will pay the Company an additional servicing fee equal to WS Technologies’ actual monthly losses for the first quarter of 2010 and equal to 50% of actual monthly losses for the second quarter of 2010.

Income Taxes — The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities that are determined based on the differences between the financial statement bases and tax bases of assets and liabilities using enacted tax rates.  A valuation allowance is recorded to reduce a deferred tax asset to that portion of the deferred tax asset that is expected to more likely than not be realized.

The Company reports a liability, if any for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return.  Estimated interest and penalties, if any are recorded as a component of interest expense and other expense, respectively.  No liability has been recorded for uncertain tax positions, or related interest or penalties as of December 31, 2008 and 2009.  Tax years that remain subject to examination by federal and state authorities are the years ended 2006 through 2009.

Fair Value—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Inputs that are both significant to the fair value measurement and unobservable.

Fair Value of Financial Instruments — The carrying value of the Company's accounts payable, other accrued liabilities, and current notes payable approximate their estimated fair values due to the relatively short maturities of those instruments.  The fair value of long term notes payable is not practicable to determine due to unique terms.

Comprehensive Loss — The Company has no components of Other Comprehensive Income (Loss) and, accordingly, no statement of Comprehensive Income (Loss) has be included in the accompanying  Consolidated Financial Statements.

Net Loss per Share — Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding.   Because the Company recorded a loss for the years ended December 31, 2009 and 2008, the issuance of shares from the conversion of preferred stock or warrants would be anti-dilutive.  Basic and diluted losses per common share were identical for these periods.  The Company computes dilutive shares using the treasury method.

At December 31, 2009, the outstanding number of potentially dilutive common shares totaled 65,218,340 shares of Common Stock, consisting of warrants to purchase 65,218,340 shares of Common Stock.  At December 31, 2008, the outstanding number of potentially dilutive common shares totaled 9,843,512 shares of Common Stock, consisting of Series C Preferred Stock convertible into 186,047 shares of Common Stock, and warrants to purchase 9,657,465 shares of Common Stock.

Operating Segments and Reporting Units — The Company operates as a single business segment and reporting unit.

3.  Summary of Recent Accounting Pronouncements

The Company has adopted the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification (the "Codification"), which is now the single source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other accounting literature not included in the Codification is nonauthoritative. The adoption of the Codification had no impact on the Company's Consolidated Financial Statements.

In June 2009, the FASB issued a standard that requires an enterprise to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a Variable Interest Entity ("VIE"). Under the standard, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise that holds a controlling financial interest is deemed to be the primary beneficiary and is required to consolidate the VIE. This standard is effective beginning in the first quarter of 2010. In February 2010, the FASB deferred this standard for certain entities that apply the specialized accounting guidance for investment companies or that have the attributes of investment companies. The Company does not expect this standard to have an impact on its Consolidated Financial Statements.

In June 2009, the FASB issued a standard that eliminates the concept of a qualifying special-purpose entity ("QSPE"), changes the requirements for derecognizing financial assets, and requires additional disclosures to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. The standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The standard is effective beginning in 2010. The Company does not expect this standard to have an impact on its Consolidated Financial Statements.

In September 2009, the FASB issued a standard regarding fair value measurements and disclosures for alternative investments in certain entities that calculate net asset value per share (or its equivalent). This standard permits, but does not require, the Company to measure the fair value of an alternative investment on the basis of the net asset value per share if the net asset value of the investment is calculated in a manner consistent with established measurement principles as of its measurement date. This standard is effective beginning in 2010. The Company does not expect this standard to have a material impact on its Consolidated Financial Statements.

4.  Notes Payable

A summary of the Company's notes payable outstanding as of December 31, 2009 and 2008 is as follows:

	2008	2009
MH Financial Associates, LLC	$777,743	$977,743
Aequitas Capital Management, Inc.		294,190
Other	10,532	10,532
Total Notes Payable	788,275	1,282,465
Debt discounts
Warrants issued with MH Financial note	(94,114)	$—

Notes Payable, net	694,161	1,282,465
Current maturities	(694,161)	(294,190)
	$—	$988,275

On June 27, 2008 the Company refinanced the  note from MH Financial by issuing a new note payable in the amount of $977,743.  The loan amount included $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 27, 2009, and $100,000 on November 6, 2009.  Effective as of the date of this refinance, interest accrued on the outstanding principal balance of the loan at a rate of 20% per annum.  The original due date of the loan was December 27, 2008 and, as a condition of the December 31, 2008 advance, the due date was extended to December 27, 2009.  On December 31, 2009, the Company was granted a note extension to December 31, 2011.  In addition, the interest rate on the principal amounts outstanding under the Note will be decreased from 20% to 8% per annum after the Company reduces the principal balance of the Note by $400,000.  The Note continues to be secured by substantially all of the assets of the Company.

On December 31, 2008, the Company entered into a multiple advance promissory note payable to Aequitas Capital Management, Inc.   The note is a multiple advance note, with a maximum advance amount of $360,000.  Effective December 31, 2009, there will be no additional advances made under the note and the note was amended and was modified to reflect modified payment and maturity date information.  Under these modified terms all amounts outstanding under this note are due and payable on the earliest of the following:  (a) March 31, 2010; (b) the closing of a loan or other financing provided to the Company by a senior lender or other source in an amount sufficient to pay off this note; (c) the closing of a private investment in public equity financing and/or any other financing event with gross proceeds to the Company in excess of $1,000,000 (each of (a) through (c) is individually the "Maturity Date"); provided, however, that after the occurrence of an Event of Default, the outstanding principal and all accrued interest will be payable on demand.  Unless otherwise agreed or required by applicable law, payments will be applied first to expenses for which the Company is liable hereunder (including unpaid collection costs and late charges), next to accrued and unpaid interest, and the balance to principal.  In addition, the outstanding principal balance and all accrued and unpaid interest will be due and payable in the event of (x) a sale of all or substantially all of the assets of the Company, or (y) the transfer of ownership or beneficial interest, by merger or otherwise, of 50% or more of the stock of the Company.

5. Liability for Potentially Dilutive Securities in Excess of Authorized Number of Common Shares

The Company accounts for potential shares that can be converted to common stock, which are in excess of authorized shares, as a liability that is recorded at fair value.  Total potential outstanding common stock exceeded the Company’s authorized shares on March 12, 2007 when the Company restructured its debt with MH Financial.  In this process the Company issued 860,000 warrants.  At that time total warrants and convertible preferred stock allowed the holder to purchase approximately 579,867 shares over the current authorized amount.  The fair value of the warrants in excess of the authorized shares at March 12, 2007 was  recognized as a liability on March 12, 2007.  This liability was required to be evaluated at each reporting date with any change in value included in the other income/(expense) until such time as enough shares were authorized to cover all potentially convertible instruments.  The Company increased its authorized shares in 2008 such that the potentially dilutive securities no longer exceeded the authorized number of common shares.  As such, the Company reversed the remaining $62,822 liability to income during the year ended December 31, 2008.

6.  Income Taxes

The components of deferred tax asset are as follows:
	For the year ended December 31,
	2008	2009
Federal net operating loss carry forwards	$7,512,000	$7,824,000
State net operating loss carry forwards	637,000	639,000
Deferred tax asset	8,149,000	8,463,000
Valuation allowance	(8,149,000)	(8,463,000)
Net deferred tax asset	$—	$—

As of December 31, 2009 the Company had federal and state net operating loss carry forwards of approximately $23.0 million and $14.7 million respectively, expiring during the years 2012 through 2029.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of substantial exercises of warrants.

The differences between the benefit for income taxes and income taxes computed using the U.S. federal income tax rate was as follows:

	For the year ended December 31,
	2008	2009
Benefit computed using statutory rate (34%)	$(1,501,000)	$(312,000)
Change in valuation allowance	177,000	314,000
Change in net operating loss carry forwards based on filed income tax returns	1,036,000	59,000
Common stock warrant valuation gain (permanent difference)	597,000	—
Other permanent differences	(18,000)	—
State income taxes	(291,000)	(61,000)
Benefit for income taxes	$—	$—

Because of the Company's current operating losses, management has provided a 100% valuation allowance for its net deferred tax assets.

7.  Mandatorily Redeemable Preferred Stock

On December 30, 2009, the Company issued 1,000,000 shares of Series D Preferred pursuant to the WS Technologies’ transaction described in Note 1 above.  Holders of the Series D Preferred are entitled to receive a preferred dividend of $0.50 per share per annum when, as and if declared, and a liquidation preference of $10 per share plus cumulative unpaid dividends.  The Company may redeem all of the Series D Preferred at any time upon ten days' prior written notice, and is required to redeem all of the Series D Preferred Stock in January 2013 at a purchase price equal to the liquidation preference in effect on January 1, 2013.  If the Company is unable to redeem the Series D Preferred with cash or other immediately available funds for any reason, the Company will cause WS Technologies to issue to the holders of the Series D Preferred an aggregate 99% ownership interest in the equity of WS Technologies as consideration for the redemption of the Series D Preferred Stock.

The difference between the fair value of the Series D Preferred at December 31, 2009  of $8,805,140 and the redemption value of $10,000,000 will be accreted into income over the period to redemption using the level yield method.

8.  Shareholders' Deficit

Preferred Stock — As of December 31, 2008, the Company was authorized to issue 10,000,000 shares of preferred stock, 279,070 of which are designated Series C Preferred Stock, no par value ("Series C Preferred Stock"), all of which were issued and outstanding as of December 31, 2008.  On December 22, 2009, MH Financial Associates, LLC elected to convert all of its shares of Series C Preferred Stock into 186,047 shares of Common Stock, and there are no shares of Series C Preferred Stock outstanding as of December 31, 2009.

Stock Warrants — As of December 31, 2008, the Company had 117,423 warrants outstanding  which are still outstanding and exercisable at December 31, 2009:

Warrants	Exercise Price	Expiration Date
31,867	$3.75	April 2015
4,861	$7.20	June 2016
6,667	$7.50	July 2011
736	$407.70	March 2012
13,333	$0.015	March 2010
59,958	$0.001	June 2013

On December 31, 2008 the Company received a $100,000 advance against the loan the Company obtained from MH Financial on June 27, 2008.  As additional consideration for this advance, the Company also issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.  The warrants expire December 31, 2013.   The warrants have a fair value relative to the fair value of the associated debt of $94,114 calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	5
Expected volatility	285.29%
Risk-free interest rate	0.37%
Expected dividend	—

On February 27, 2009 the Company received a $100,000 advance against the loan the Company obtained from MH Financial on June 27, 2008.  As additional consideration for this advance, the Company also issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.  The warrants expire December 31, 2013.   The warrants have a fair value relative to the fair value of the associated debt of $94,114 calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	5
Expected volatility	285.29%
Risk-free interest rate	0.37%
Expected dividend	—

On November 6, 2009 the Company received a $100,000 advance against the loan the Company obtained from MH Financial on June 27, 2008.  As additional consideration for this advance, the Company also issued warrants to purchase 1,066,667 shares of Common Stock at $0.001 per share.  The warrants expire December 31, 2013.   The warrants have a fair value relative to the fair value of the associated debt of $73,715 calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	5
Expected volatility	42.90%
Risk-free interest rate	2.30%
Expected dividend	—

On December 30, 2009, in connection with the issuance of Series D Preferred Stock, the Company issued a warrant to purchase 65,100,917 shares of common stock. The warrants had a fair value of $1,244,860. The fair value was calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	5
Expected volatility	42.00%
Risk-free interest rate	2.61%
Expected dividend	—

Other than the warrants outstanding both at December 31, 2008 and 2009, all other warrants outstanding were exercised on December 30, 2009 as described below.  Warrants for 73,291 shares of common stock were exercised on March 11, 2010, resulting in $260 proceeds to the Company.

Common Stock-On December 30, 2009, MH Financial Associates, LLC exercised a warrant to purchase 3,084,856 shares of Common Stock, Aequitas Capital Management, Inc. exercised a warrant to purchase 1,066,667 shares of Common Stock, Aequitas Catalyst Fund, LLC exercised warrants to purchase a total of 4,366,602 shares of Common Stock, Thurman Holdings I, LP exercised warrants to purchase a total of 2,822,867 shares of Common Stock, and CTK Capital Corporation exercised a warrant to purchase 332,384 shares of Common Stock.  The exercise of these warrants resulted in proceeds to the Company of $11,674.  During 2008, MH Financial and its affiliates exercised warrants to purchase 1,006,229 shares of Common Stock for $15,094.  As of December 31, 2009, the Company has 4,051,184 warrants outstanding in excess of authorized shares.  The resulting liability has not been recorded in these consolidated financial statements as the value of the liability is not material.

On March 19, 2008 at a special meeting of the shareholders the Company's shareholders voted to amend the Articles to effect a reverse split of the Company's Common Stock in which every 15 shares of Common Stock held by a shareholder was reduced to one share of Common Stock.  The consolidated financial statements and notes have been retroactively restated to reflect the reverse stock split for all periods presented.

On January 15, 2008 at a special meeting the shareholders, the Company's shareholders voted to amend the Company’s Amended Articles of Incorporation, as amended (the “Articles”) to increase the number of shares of Common Stock the Company is authorized to issue to 75,000,000 and the number of shares of Preferred Stock the Company is authorized to issue to 10,000,000 shares.

9.  Related-Party Transactions

Effective January 1, 2010. Aequitas provides WS Technologies management support services such as accounting, financial services, human resources and information technology services, under the terms of the Administrative Services Agreement dated December 31, 2009.  The total fee for the services will be approximately $65,100 per month.  The fees will increase by 3% on January 1 of each year, beginning January 1, 2011.  Either party may change the services (including terminating a particular service) upon 180 days prior written notice to the other party, and the Administrative Services Agreement is terminable by either party on 180 days notice.

Beginning January 1, 2010, the Company will recognize revenue in conjunction with a servicing agreement with CarePayment.  CarePayment will pay the Company  a servicing fee based on an amount equal to 5%  annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back end fee” based on 25% of CarePayment’s quarterly net income, adjusted for certain items.  CarePayment will pay the Company an additional servicing fee equal to WS Technologies’ actual monthly losses for the first quarter of 2010 and equal to 50% of actual monthly losses for the second quarter of 2010.

Under the terms of the Sublease dated December 31, 2009 between WS Technologies and Aequitas, WS Technologies leases certain office space and personal property from Aequitas pursuant to the Sublease.  The rent for the real property is $12,424 per month, and will increase by 3% each year beginning January 1, 2011.  The rent for the personal property is $6,262 per month, and WS Technologies also pays all personal property taxes related to the personal property it uses under the Sublease.  The term of the Sublease ends on October 31, 2014.

Effective on December 31, 2009 the Company and Aequitas entered into an amended and restated Advisory Agreement (“Advisory Agreement”).  Under the terms of the Advisory Agreement Aequitas provides strategy development, strategic planning, marketing, corporate development and such other advisory services as the Company reasonably requests from time to time.  The Company pays Aequitas a monthly fee of $15,000 in for such services.  In addition, Aequitas will receive a success fee in the event of certain transactions entered into by the Company.

Effective December 31, 2009, a Royalty Agreement was entered into between WS Technologies and Aequitas, whereby WS Technologies pays Aequitas a royalty based on new products (the "Products") developed by WS Technologies or co-developed by WS Technologies and Aequitas or its affiliates and that are based on or use the Software.  The royalty is equal to (i) 1.0% of the net revenue received by WS Technologies and generated by the Products that utilize funding provided by Aequitas or its affiliates and (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by WS Technologies that do not utilize such funding.

On June 27, 2008 the Company entered into an advisory services agreement with Aequitas under which Aequitas began to provide strategy development, strategic planning, marketing, corporate development and other such advisory services that the Company reasonably requests from time to time, under direction of the Company’s Board of Directors for a monthly fee of $10,000 and reimbursement of expenses.  During the year ending December 31, 2008 the Company recorded $120,000 of expense for advisory services.  In addition a warrant for 1,066,667 shares of Company stock with an exercise price of $0.001 per share was issued to Aequitas in 2008 on the inception of Aequitas service on June 27, 2008 (see Note 8).  During the year ending December 31, 2009 the Company also recorded $60,000 of expense for occupancy of Aequitas facilities and information technology support related thereto.

In addition to providing advisory services to the Company, Aequitas is also the manager of MH Financial Associates, LLC and an affiliate of Aequitas in the manner or Aequitas Catalyst Fund, LLC which are two of the Company’s largest shareholders.  Included in accounts payable at December 31, 2008 is $90,000 due to Aequitas for advisory services, facilities occupancy, and information technology support.  This amount and additional amounts incurred to Aequitas during the year ended December 31, 2009 was converted to a note payable in 2009

In addition, the Company has issued notes payable and warrants for common stock to Aequitas and its affiliate, MH Financial as described in Notes 4 and 8.

10.  Commitments and Contingencies

Operating Leases —  The Company and its subsidiaries lease office space and personal property used in their operations from an affiliate, Aequitas.  At December 31, 2009, the Company's aggregate future minimum payments for operating leases with the affiliate having initial or non-cancelable lease terms greater than one year are payable as follows:

Year	Required Minimum Payment
2010	$ 224,000
2011	229,000
2012	233,000
2013	238,000
2014	202,000

For the years ended December 31, 2009 and 2008, the Company incurred rent expense of $60,000 during each year.

Litigation — From time to time, the Company is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty.  As of December 31, 2009, the Company was not engaged in any legal proceedings.

11.  Subsequent Events.

On January 15, 2010, microHelix executed a Promissory Note (the "Note") under which it borrowed $500,000 from Aequitas Commercial Finance, LLC (“ACF”). Along with Aequitas, ACF is owned by Aequitas Holdings, LLC. Interest on the principal amount outstanding under the Note accrues at an annual rate of 8%.  microHelix will use the proceeds from the Note for working capital, including the business conducted by its subsidiary WS Technologies.  All amounts outstanding under the Note are due on the earliest of:  (a) March 31, 2010, (b) a sale of all or substantially all of the assets of microHelix or WS Technologies, or (c) the transfer of ownership or beneficial interest, by merger or otherwise, of 50% or more of the stock of microHelix or 25% or more of the membership interests of WS Technologies.  The Note is secured by a lien against substantially all of the assets of microHelix and WS Technologies pursuant to the terms of a Commercial Security Agreement. In the event of default by microHelix, ACF may accelerate the entire amount owed under the Note.  Under the terms of this agreement and through March 31, 2010, the Company was advanced $31,000 on January 14, 2010, which advance was repaid on February 12, 2010.  As of March 31, 2010, there are no outstanding advances against the Note.

Effective February 10, 2010, the Company's Board of Directors adopted the microHelix, Inc. 2010 Stock Incentive Plan (the "Plan").  The Plan will be administered by a committee of the Board of Directors, or if the Board of Directors has not appointed a committee, the Board of Directors.  The Company's employees and directors are eligible to receive awards under the Plan.  The Plan authorizes the award of stock options (which may constitute incentive stock options or nonstatutory stock options) and restricted stock.  The Company is authorized to issue up to 8,783,383 shares of the Company's Common Stock under the Plan, subject to adjustment as provided in the Plan.

Effective February 10, 2010 (the "Effective Date"), the Company entered into an employment with the Executive Chairman and Chief Executive Officer (“CEO”). The CEO is also eligible to receive an option to purchase up to 6,986,782 shares of the Company's fully diluted Common Stock at an exercise price of $0.02 per share.  Options vesting will be on the following schedule:  (1) 1/3 on the date of grant; (2) 1/3 on February 10, 2011; (3) 1/3 on February 10, 2012; and (4) immediate vesting on a change in control event.  The CEO also has the opportunity to participate as a purchaser in future private placements of the Company's equity, at least to the level of his fully diluted ownership percentage.

Effective February 10, 2010, the Company granted to the VP of Sales, stock options to purchase up to 883,506 shares of the Company's fully diluted Common Stock at an exercise price of $0.02 per share.  Options vesting will be on the following schedule:  (1) 1/3 on the date of grant; (2) 1/3 on January 1, 2011; (3) 1/3 on January 1, 2012; and (4) immediate vesting on a change in control event.  The options were granted pursuant to the form of stock option agreement adopted under the Plan.

Item 9.  Changes in and Disagreement With Accountants on Accounting and Financial Disclosure

Not Applicable

 Item 9A(T).  Controls and Procedures

 Attached as exhibits to this Annual Report on Form 10-K are certifications (the "Certifications") of the Company's principal executive officer and principal financial officer, which are required pursuant to Rule 13a-14 of the Exchange Act.  This Item 9A(T) of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the Certifications.  This Item 9A(T) of this Annual Report on Form 10-K should be read in conjunction with the Certifications for a more complete understanding of the matters presented.

Evaluation of disclosure controls and procedures

The Company's President and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2009.  Based on that evaluation, the Company’s CEO and Chief Financial Officer concluded that its disclosure controls and procedures are not designed at a reasonable assurance level nor are they effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required, and that such information is not accumulated and communicated to its management, including its President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on the evaluation, the Company’s President and Chief Financial Officer, after evaluating the effectiveness of its “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of December 31, 2009, the Company’s disclosure controls and procedures were not effective due to the existence of material weaknesses in its internal control over financial reporting, as discussed below.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management evaluated, under the supervision and with the participation of our President and Chief Financial Officer, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

Based on its evaluation under the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2009, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Material Weaknesses Identified

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2007, certain significant deficiencies in internal control became evident to management that, in the aggregate, represents material weaknesses.  These weaknesses were still present at December 31, 2009, and include:

1.
Insufficient segregation of duties in the Company’s finance and accounting functions due to limited personnel. During the year ended December 31, 2009, the Company had one person on staff that performed nearly all aspects of the Company’s financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

2.
Lack of financial expertise.  The Company does not have an employee with adequate financial expertise properly account for and disclose the kinds of complex transactions that occur within the Company such as financial instrument issuances.

3.
Insufficient corporate governance policies. Although the Company does have a code of ethics which provides broad guidelines for corporate governance, its corporate governance activities and processes are not always formally documented.

As part of the communications by Peterson Sullivan, LLP, (“Peterson Sullivan”), with the Company’s Audit Committee with respect to Peterson Sullivan’s audit procedures for fiscal 2009, Peterson Sullivan informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”).

Plan for Remediation of Material Weaknesses

During 2009, the Company had no active operations and minimal transactions.  With the agreements the Company entered into on December 30, 2009, it began regular operations on January 1, 2010.  During 2010, the Company will undertake a complete redesign of the internal control system based on the COSO Internal Control Integrated Framework.

Changes in Internal Controls over Financial Reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Act.

The following table sets forth the names of the directors and officers of the Company.  Also set forth is certain information with respect to each such person's age at December 31, 2009, principal occupation or employment during at least the past five years, the periods during which he or she has served as a director of microHelix and positions currently held with microHelix.

Name	Age	Position
James T. Quist	61	Chairman and Chief Executive Officer
Thomas Sidley	54	President and Director
Patricia J. Brown	51	Chief Financial Officer
Brian A. Oliver	45	Secretary
Donald Megrath	48	Director

James T. Quist was appointed Chairman and Chief Executive Officer of the Company on February 10, 2010.  Mr. Quist founded Mede in 2001, as a successor company to two healthcare technology companies he founded starting in 1994. These companies provided electronic claims transaction processing and revenue cycle services that leveraged technology to create operational efficiency.  He presently serves in consulting roles for several start-up technology companies and healthcare service organizations.  Mr. Quist attended the University of Washington and served in the U.S. Merchant Marines.

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

Donald Megrath is an experienced financial and operations executive with more than 18 years of collective consulting experience in media and technology services companies before his involvement in the investment banking and fund management business over the last five years.  He has served as VP Finance and CFO in private and public companies.  Mr. Megrath is currently a Senior Associate at Aequitas Capital Management, Inc., which is the manager of a shareholder of the Company.  Mr. Megrath has a B.A. degree in Telecommunications and an M.B.A. from George Fox University.

Patricia J. Brown was appointed Chief Financial Officer of the Company on December 29, 2009.  Ms. Brown is the Senior Vice President of Finance for Aequitas Capital Management, Inc. Ms. Brown served 12 years with The Standard, most recently as the Vice President of Information Technology.  Prior to The Standard, Ms. Brown spent 11 years at Deloitte & Touche.   She previously was appointed by the Governor of Oregon and served on the Board of the Oregon Public Employees Retirement System for seven years, where her final position was Vice Chair.  Ms. Brown holds a B.S. degree with honors in Business Administration from Oregon State University, she is a Certified Public Accountant, and she is a Fellow of the Life Management Institute.  Ms  Brown is currently Senior Vice President, Finance at Aequitas Capital Management, Inc, which is the manager of a shareholder of the Company.

Brian Oliver is the Executive Vice President of Aequitas Capital Management, Inc., which is the manager of a shareholder of the Company, and spent over 15 years in corporate banking, prior to joining Aequitas in 1997, with particular expertise in financing middle-market companies in a wide variety of industries. His experience includes consulting and refinancing for distressed or high-growth companies; structuring acquisition financing for leveraged management buyouts, real estate transactions, and structuring working capital and equipment loans. He became an Aequitas shareholder in 1999.  Mr. Oliver has a B.S. in Business from Oregon State University with an emphasis in Finance and a minor in Economics. He serves on the boards of both the Austin Entrepreneurship Program at Oregon State University, and Adelante Community Development Corporation, a non-profit organization focused on affordable housing development for the Latino and other low income communities.

Officers serve at the discretion of the Board of Directors.  There are no family relationships among any of our directors and executive officers.

Audit Committee

The members of the Audit Committee during 2009 were Thomas Sidley and Donald Megrath.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not currently have a class of its equity securities registered pursuant to Section 12 of the Exchange Act.

Code of Ethics

microHelix adopted a code of ethics on April 6, 2005 that applies to its directors, officers and employees.  A copy of the code of ethics is attached as an exhibit to this Annual Report on Form 10-K.

Nominees for Board of Directors

During 2009, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 11.  Executive Compensation.

microHelix's executive officers received no compensation for their services in 2008 or 2009.

Option Grants in Last Fiscal Year

No options were granted in 2009 to our named executive officers.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None of our named executive officers held any outstanding stock options at December 31, 2009.  No stock options were exercised by our named executive officers during 2009.

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

Due to the financial condition of the Company, no payments or stock grants were made to the members of the Board of Directors during 2009.  There were no outside directors during 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of March 5, 2010, with respect to the beneficial ownership of the Common Stock of the Company by:  (i) each shareholder known by us to be the beneficial owner of more than 5% of the Common Stock; (ii) each of our directors; (iii) our President and Chief Financial Officer and our other executive officers; and (iv) all executive officers and directors as a group.  Unless otherwise indicated, the address of each person listed below is: c/o microHelix, Inc., 5300 Meadows Road, Suite 400, Lake Oswego, OR  97035.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of Common Stock issuable on exercise of currently exercisable or convertible securities or securities exercisable or convertible within 60 days of March 31, 2010 are deemed beneficially owned and outstanding for purposes of computing the percentage owned by the person holding such securities, but are not considered outstanding for purposes of computing the percentage of any other person.  Unless otherwise noted, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite that shareholder's name.  The shares held have been converted to account for the 1 for 15 reverse stock split approved by the Company's shareholders on March 19, 2008.

	Shares Beneficially Owned
Name of Beneficial Owner	Common Stock	Series D Preferred Stock	Percent of Class
Aequitas Capital Management Inc. (1)	66,167,584	0	83.8%
Aequitas Catalyst Fund LLC	4,626,022	0	33.4%
Thurman Holdings 1, Limited Partnership	2,976,199	0	21.5%
MH Financial, LLC	3,843,799	0	27.8%
James M. Williams (2)	1,743,273	0	12.6%
Aequitas Commercial Finance, LLC	0	600,000	60.0%
CarePayment, LLC	0	400,000	40.0%
Thomas Sidley	0	0	*
Donald Megrath	0	0	*
Directors and Officers as a Group (5 Persons)	0	0	*

(1) Includes warrants to purchase 65,100,917 shares of Common Stock.
(2) Includes 1,074,786 shares held by CTK Corporation and 668,487 shares held by an IRA, both of which are controlled by Mr. Williams.

There are no known arrangements the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Effective January 1, 2010. Aequitas provides WS Technologies management support services such as accounting, financial services, human resources and information technology services, under the terms of the Administrative Services Agreement dated December 31, 2009.  The total fee for the services will be approximately $65,100 per month.  The fees will increase by 3% on January 1 of each year, beginning January 1, 2011.  Either party may change the services (including terminating a particular service) upon 180 days prior written notice to the other party, and the Administrative Services Agreement is terminable by either party on 180 days notice.

Beginning January 1, 2010, the Company will recognize revenue in conjunction with a servicing agreement with CarePayment.  CarePayment will pay the Company  a servicing fee based on an amount equal to 5%  annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back end fee” based on 25% of CarePayment’s quarterly net income, adjusted for certain items.  CarePayment will pay the Company an additional servicing fee equal to WS Technologies’ actual monthly losses for the first quarter of 2010 and equal to 50% of actual monthly losses for the second quarter of 2010.

Under the terms of the Sublease dated December 31, 2009 between WS Technologies and Aequitas, WS Technologies leases certain office space and personal property from Aequitas pursuant to the Sublease.  The rent for the real property is $12,424 per month, and will increase by 3% each year beginning January 1, 2011.  The rent for the personal property is $6,262 per month, and WS Technologies also pays all personal property taxes related to the personal property it uses under the Sublease.  The term of the Sublease ends on October 31, 2014.

Effective on December 31, 2009 the Company and Aequitas entered into an amended and restated Advisory Agreement (“Advisory Agreement”).  Under the terms of the Advisory Agreement Aequitas provides strategy development, strategic planning, marketing, corporate development and such other advisory services as the Company reasonably requests from time to time.  The Company pays Aequitas a monthly fee of $15,000 in for such services.  In addition, Aequitas will receive a success fee in the event of certain transactions entered into by the Company.

Effective December 31, 2009, a Royalty Agreement was entered into between WS Technologies and Aequitas, whereby WS Technologies pays Aequitas a royalty based on new products (the "Products") developed by WS Technologies or co-developed by WS Technologies and Aequitas or its affiliates and that are based on or use the Software.  The royalty is equal to (i) 1.0% of the net revenue received by WS Technologies and generated by the Products that utilize funding provided by Aequitas or its affiliates and (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by WS Technologies that do not utilize such funding.

On June 27, 2008 the Company entered into an advisory services agreement with Aequitas under which Aequitas began to provide strategy development, strategic planning, marketing, corporate development and other such advisory services that the Company reasonably requests from time to time, under direction of the Company’s Board of Directors for a monthly fee of $10,000 and reimbursement of expenses.

Although we believe that the terms and conditions of the foregoing transactions are fair and reasonable to the Company, such terms and conditions may not be as favorable to us as those that could be obtained from independent third parties.  In addition, the Company's officers and directors participate in other competing business ventures.

There were no independent directors during 2009.

Item 14.  Principal Accounting Fees and Services.

On December 16, 2009, the Company approved the engagement of Peterson Sullivan LLP to serve as the Company’s independent registered public accountants for the fiscal year ending December 31, 2009.  During the fiscal years ended December 31, 2006, 2007 and 2008,  and through the date hereof, the Company did not consult Peterson Sullivan LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or events.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Peterson Sullivan LLP for 2008 and 2009.

	2008	2009
Audit Fees	$30,000	$39,000
Audit-Related Fees
Tax Fees	10,000	7,100
All Other Fees

Totals	$40,000	$46,100

Audit Fees.  Audit services of Peterson Sullivan LLP for 2009 and 2008 consisted of examination of the consolidated financial statements of the Company, quarterly reviews of the financial statements and services related to the filings made with the SEC.

Tax Fees.  Tax preparation services were provided in 2009 and 2008 by Geffen Mesher & Company, P.C.  Tax fees relate to filing the required tax reports for the fiscal years ended December 31, 2006, 2007 and 2008.

All Other Fees.  There were no fees billed by Peterson Sullivan LLP for services other than as described under "Audit Fees" for the years ended December 31, 2008 or December 31, 2009.

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
3.1(1)
Amended and Restated Articles of Incorporation of microHelix, Inc., as amended November 16, 2001, December 5, 2003, April 8, 2005, October 28, 2005, October 17, 2006, January 16, 2008, March 19, 2008 and December 30, 2009

3.2(2)	Bylaws of microHelix, Inc.

10.1(3)	Forms of Warrant dated April 8, 2005 issued by microHelix, Inc. to financial advisors

10.2(4)	Form of Warrant dated October 19, 2006 issued by microHelix, Inc. to MH Financial Associates, LLC, as amended on March 12, 2007

10.3(4)	Registration Rights Agreement dated October 19, 2006 between microHelix, Inc. and MH Financial Associates, LLC, as amended on March 12, 2007

10.4(4)	Form of Warrant dated November 2, 2006 issued by microHelix, Inc. to MH Financial Associates, LLC, as amended on March 12, 2007

10.5(5)	Form of Warrant dated March 12, 2007 issued by microHelix, Inc. to MH Financial Associates, LLC.

10.6(5)	Forbearance and Waiver Agreement dated March 12, 2007 between microHelix, Inc. and MH Financial Associates, LLC

10.7(10)*	Employment Agreement effective February 10, 2010 between microHelix, Inc. and James T. Quist

10.8(6)	Warrant to Purchase Shares of Common Stock dated June 27, 2008 between microHelix, Inc. and MH Financial Associates, LLC

10.9(6)	Registration Rights Agreement dated June 27, 2008 between microHelix, Inc and MH Financial Associates, LLC

10.10(6)	Loan Modification Agreement dated December 31, 2008 between microHelix, Inc and MH Financial Associates, LLC

10.11(7)	Contribution Agreement dated December 30, 2009 between WS Technologies LLC and Aequitas Capital Management, Inc.

10.12(7)	Contribution Agreement dated December 30, 2009 between WS Technologies LLC and CarePayment, LLC

10.13(7)	Contribution Agreement dated December 30, 2009 between WS Technologies LLC and microHelix, Inc.

10.14(7)	Servicing Agreement dated December 31, 2009 between WS Technologies LLC and CarePayment

10.15(7)	Royalty Agreement dated December 31, 2009 between WS Technologies LLC and Aequitas Capital Management, Inc.

10.16(7)	Trademark License Agreement dated December 31, 2009 between WS Technologies LLC and Aequitas Holdings, LLC

10.17(7)	Administrative Services Agreement dated December 31, 2009 between WS Technologies LLC and Aequitas Capital Management, Inc.

10.18(7)	Redemption Agreement dated December 31, 2009 between WS Technologies LLC and Aequitas Capital Management, Inc.

10.19(7)	Redemption Agreement dated December 31, 2009 between WS Technologies LLC and CarePayment, LLC

10.20(7)	Sublease Agreement dated December 31, 2009 between WS Technologies LLC and Aequitas Capital Management, Inc.

10.21(7)	Third Agreement Regarding Amendment of Promissory Note dated December 31, 2008 between microHelix, Inc. and MH Financial Associates, LLC

10.22(6)	Third Amended and Restated Promissory Note dated December 31, 2008 issued by MicroHelix, Inc. to MH Financial Associates, LLC

10.23(7)	First Amendment to the Third Amended and Restated Promissory Note dated December 31, 2009 between microHelix, Inc. and MH Financial Associates, LLC

10.24(7)	First Amendment to Multiple Advance Promissory Note dated December 31, 2009 between microHelix, Inc., Moore Electronics, Inc. and Aequitas Capital Management, Inc.

10.25(7)	Investor Rights Agreement dated December 31, 2009 among microHelix, Inc. Aequitas Capital Management, Inc. and CarePayment, LLC

10.26(7)	Form of Warrant dated December 30, 2009 by microHelix, Inc. to WS Technologies, Inc.

10.27(7)	WS Technologies LLC Operating Agreement dated December 30, 2009

10.28(7)	Amended and Restated Advisory Services Agreement dated December 31, 2009 between microHelix, Inc. and Aequitas Capital Management, Inc.

10.29(8)	Promissory Note dated January 15, 2010 between microHelix, Inc. and Aequitas Commercial Finance, LLC

10.30(8)	Commercial Security Agreement dated January 15, 2010 among microHelix, Inc., WS Technologies LLC and Aequitas Commercial Finance, LLC

10.31(8)	Subordination Agreement dated January 15, 2010 among microHelix, Inc., Aequitas Commercial Finance, LLC, Aequitas Capital Management, Inc. and MH Financial Associates, LLC

10.32(10)	microHelix, Inc. 2010 Stock Incentive Plan

10.33(10)	Multiple Advance Promissory Note dated December 31, 2008 among microHelix, Inc., Moore Electronics, Inc. and Aequitas Capital Management, Inc.

14.1(9)	Policy on Business Ethics for Directors, Officers and Employees.

21.1(10)	Subsidiaries.

31.1(10)	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(10)	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, Report on Form 10-K for the year ended December 31, 2008 and to the Company's Forms 8-K filed on April 14, 2005, October 31, 2005, October 19, 2006 and January 6, 2010

(2)	Incorporated by reference to the Company's Form SB-2 filed on July 26, 2001

(3)	Incorporated by reference to the Company's Form 8-K filed on April 14, 2005 and October 20, 2006

(4)	Incorporated by reference to the Company's Forms 8-K filed on October 20, 2006 and March 16, 2007

(5)	Incorporated by reference to the Company's Form 8-K filed on March 16, 2007

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

(7)	Incorporated by reference to the Company's Form 8-K filed on January 6, 2010

(8)	Incorporated by reference to the Company's Form 8-K filed on January 22, 2010

(9)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004

(10)	Filed herewith

* Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned; thereunto duly authorized, on March 31, 2010.

MICROHELIX, INC.

By:	/s/ James T. Quist
James T. Quist
Chief Executive Officer

/s/ Patricia J. Brown
Patricia J. Brown
Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Sidley	Director	March 31, 2010
Thomas Sidley

/s/ Donald Megrath	Director	March 31, 2010
Donald Megrath