Form 10-Q
period 2010-03-31
CarePayment Technologies, Inc.
filed 2010-05-17
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the Transition Period from to

Commission file number: 001-16781

CAREPAYMENT TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Oregon	91-1758621
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5300 Meadows Rd, Suite 400, Lake Oswego, Oregon	97035
(Address of Principal Executive	(Zip Code)
Offices)

(Registrant’s Telephone Number, Including Area Code): 503-419-3564

Former Name:  microHelix, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Shares of Common Stock outstanding as of May 14, 2010 were:

Class A	1,390,616
Class B	6,510,092
8,900,708

On March 31, 2010, the Company’s shareholders authorized the Company to effect a 1-for-10 reverse stock split of its Common Stock and subsequent conversion of each share of Common Stock into one share of Class A Common Stock.  The consolidated financial statements, notes, and other references to share and per share data contained in this Report have been retroactively restated to reflect such reverse stock split and conversion for all periods presented.

CarePayment Technologies, Inc.
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2010

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

CAREPAYMENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
March 31, 2010 and December 31, 2009

	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$23,264	$69,097
Related party receivable	557,666	--
Prepaid expenses	36,080	--
Total current assets	617,010	69,097
Property and equipment, net	458,333	500,000
Servicing rights, net	9,454,500	9,550,000

Total assets	$10,529,843	$10,119,097

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$1,154,263	$797,751
Accrued interest	396,589	324,082
Accrued liabilities	175,193	--
Current maturities of notes payable, net of debt discount	94,190	294,190
Total current liabilities	1,820,235	1,416,023
Notes payable, net of current potion	884,775	988,275
Mandatorily redeemable preferred stock, no par value, 1,200,000 shares authorized, 1,000,000 shares issued and outstanding, liquidation preference of $10,000,000	8,896,486	8,805,140
Total liabilities	11,601,496	11,209,438

Shareholders' Deficit:
CarePayment Technologies, Inc. shareholders’ deficit:
Common stock, no par value: Class A 65,000,000 shares authorized, 1,390,616 and 1,383,286 issued and outstanding at March 31, 2010 and December 31, 2009, respectively; Class B 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2010 and December 31, 2009	18,022,850	18,022,591
Additional paid-in capital	11,773,640	11,755,211
Accumulated deficit	(30,870,568)	(30,868,143)
Total CarePayment Technologies, Inc. shareholders' deficit	(1,074,078)	(1,090,341)
Noncontrolling interest	2,425	--
Total shareholders’ deficit	(1,071,653)	(1,090,341)

Total liabilities and shareholders’ deficit	$10,529,843	$10,119,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31
	2010	2009
Service fees revenue	$1,304,717	$--
Cost of revenue	1,123,482	--
Gross margin	181,235	--

Operating Expenses:
Sales, general and administrative	890,224	131,901

Loss from operations	(708,989)	(131,901)

Other income (expense):
Loss reimbursement	873,371	--
Interest expense	(164,049)	(77,770)
Other income (expense), net	709,322	(77,770)

Net income (loss) before income tax	333	(209,671)
Income tax expense	333	--
Net income (loss)	--	(209,671)
Less: Net income attributable to noncontrolling interest	(2,425)	--

Net loss attributable to CarePayment Technologies, Inc.	$(2,425)	$(209,671)

Net loss per share Basic and diluted	$(0.00)	$(1.06)
Weighted average number of shares outstanding Basic and diluted	1,384,915	197,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2010	2009
Cash Flows Provided by (Used In) Operating Activities:
Net income (loss)	$--	$(209,671)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of intangibles	137,167	--
Accretion of mandatorily redeemable preferred stock discount	91,346	--
Stock-based compensation	18,429	--
Common stock issued for services	--	1,001
Amortization of debt discount	--	32,940
Change in assets and liabilities:
Increase in assets:
Related party receivable	(557,666)	--
Prepaid expenses	(36,080)	(16,666)
Increase in liabilities:
Accounts payable	356,512	--
Accrued interest	72,507	--
Accrued liabilities	175,193	30,076
Net cash provided by (used in) operating activities	257,408	(162,320)

Cash Flows Provided By (Used In) Financing Activities:
Payments on notes payable	(303,500)	--
Proceeds from revolving credit line	31,000	--
Payment on revolving credit line	(31,000)	--
Proceeds from exercise of warrants	259	--
Proceeds from issue of notes payable to shareholders	--	100,000
Net cash provided by (used in) financing activities	(303,241)	100,000

Change in cash	(45,833)	(62,320)
Cash, beginning of period	69,097	98,433
Cash, end of period	$23,264	$36,113

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$196	$--
Cash paid for income taxes	$333	$--

Supplemental Disclosure of Non-cash Financing Activities:
Warrants issued to lenders-recorded as debt discount	$--	$94,114
Refinance of accrued liability to note payable	$--	$101,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Business

Overview
CarePayment Technologies, Inc. (formerly microHelix, Inc.) (“we,” “us,” “our,” “CarePayment” or the “Company”), was organized as an Oregon corporation in 1991.  Until September 28, 2007, when it suspended manufacturing operations and concluded the disposition of its assets to its secured creditors, the Company was a manufacturer of custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets.  Continuing deterioration of its financial condition during April and May 2007 caused it to voluntarily surrender its assets to its secured creditors on May 31, 2007 and wind up its affairs.  In connection with the windup, the Company stopped paying its unsecured creditors for goods and services provided prior to May 21, 2007.  The Company and its wholly owned subsidiary, Moore Electronics, Inc. ("Moore"), operated for the benefit of the secured creditors until September 2007, at which time they ceased manufacturing operations and the Company became a shell company.  As a result of the transactions described in the following paragraph, effective January 1, 2010, the Company is no longer considered a shell company.

Effective December 30 and 31, 2009, the Company entered into agreements pursuant to which it, with two other parties, formed a limited liability company, CP Technologies LLC ("CP Technologies") (formerly WS Technologies LLC), that acquired the rights to a proprietary hospital patient finance product, CarePayment®, that had been developed by Aequitas Capital Management, Inc. (Aequitas).  These rights include ownership of the CarePayment® brand, exclusive rights to administer, service and collect consumer receivables generated by hospitals, on a recourse basis with regard to the hospital ("Receivables"), under the CarePayment® name, together with certain software that is used to perform those services.  CP Technologies then redeemed all but half of one membership Unit held by each of the other two parties, with the result that the Company now owns 99% of CP Technologies.

Currently, Company’s Class A Common Stock trades on the Pink Sheets under the symbol CPYT.PK.

On June 11, 2007 the Company filed a Form 15 with the Securities and Exchange Commission (“SEC”) terminating its registration under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and suspended its duty to file reports under Sections 13 and 15(d) of the Exchange Act.  On March 25, 2009, the Company voluntarily filed its annual and quarterly reports for 2007 and quarterly reports for 2008 with the SEC.  The Company is not currently subject to the information requirements of the Exchange Act.  However, the Company voluntarily files annual, quarterly and current reports, proxy statements and other information with the SEC.  On April 30, 2010, the Company filed a Form 10 with the SEC to register its Class A Common Stock under the Exchange Act.  As of the date of this Report, such Form 10 is being reviewed by the SEC.  The Company cannot predict when such registration will be declared effective, but the Company intends to continue voluntarily filing reports and information under the Exchange Act until then.

2.  Summary of Significant Accounting Policies

Basis of presentation:
The unaudited condensed consolidated financial statements have been prepared by the management of CarePayment and in the opinion of management include all material adjustments (consisting of normal recurring accruals) which are necessary to present fairly the Company’s financial position and operating results for the periods indicated. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC  These unaudited condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.

Estimates and assumptions:
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

Principles of consolidation:
The consolidated financial statements include the accounts of CarePayment, its wholly owned subsidiary, Moore and its 99% owned subsidiary, CP Technologies. All intercompany transactions have been eliminated.

Concentration of credit risk:
Receivables — The Company’s  receivables are all with a related party.  The Company does not anticipate any collection issues.

Revenue from one source — The Company currently generates all its revenue through one servicing agreement with a related party.

Cash and investments — The Company maintains its cash in bank accounts; at times, the balances in these accounts may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Cash and cash equivalents:
Cash and cash equivalents are stated at cost, which approximates fair value, and include investments with maturities of three months or less at the date of acquisition.  Cash and cash equivalents consist of bank deposits.

Property and equipment:
Property and equipment is comprised of servicing software which is stated at original estimated fair value, net of accumulated amortization.  Amortization is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life of the software is 3 years.  The Company evaluates long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Amortization expense was $41,667 for the three months ended March 31, 2010.

Servicing rights:
Servicing rights represent the cost of identifiable intangible assets associated with the acquisition of certain business assets not allocated to other specific assets.  Effective January 1, 2010, the Company began to amortize the cost associated with this asset on a straight line basis over an estimated useful life of 25 years.  The Company evaluates servicing rights for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable by analyzing the undiscounted and discounted future cash flows under the servicing agreement with CarePayment, LLC.  Amortization expense was $95,500 for the three months ended March 31, 2010.

Revenue recognition:
The Company’s revenue is primarily related to a servicing agreement with CarePayment, LLC.  Origination fee revenue is recognized at the time CarePayment, LLC funds the receivables being serviced; a servicing fee is recognized monthly based on the total funded receivables being serviced; and a percentage of CarePayment, LLC’s quarterly net income is accrued for the current quarter.

Cost of revenue:
Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing billing, collections and payment processing servicing, and amortization of servicing rights and servicing software.

Income taxes:
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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return.  Estimated interest and penalties, if any, are recorded as a component of interest expense and other expense, respectively.  No liability has been recorded for uncertain tax positions, or related interest or penalties as of March 31, 2010 and December 31, 2009.  Tax years that remain subject to examination by federal and state authorities are the years ended 2006 through 2009.

Stock-based compensation:
Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period using the straight-line attribution method.  Stock-based compensation for stock options granted is estimated using the Black-Scholes option pricing model.

Earnings (loss) per common share:
Basic earnings per common share, (“EPS”), and loss per common share are calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period. Fully diluted EPS and loss per share assume the conversion of all potentially dilutive securities and are calculated by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding plus potentially dilutive securities determined using the treasury stock method.  Dilutive loss per share does not consider the impact of potentially dilutive securities in periods in which there is a loss because the inclusion of the potential dilutive securities would have an anti-dilutive effect.

Comprehensive income/loss:
The Company has no components of Other Comprehensive Income (Loss) and, accordingly, no statement of Comprehensive Income (Loss) is included in the accompanying Condensed Consolidated Financial Statements

Operating Segments and Reporting Units:
The Company operates as a single business segment and reporting unit.

Recently Adopted Accounting Standards:
In February 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the period ended March 31, 2010.

Recently Issued Accounting Standards:
In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning January 1, 2011. The Company does not expect the adoption of this guidance will have an impact on its consolidated financial position or results of operations.

3. Notes Payable

A summary of the Company's notes payable outstanding as of March 31, 2010 and December 31, 2009 is as follows:

	2010	2009
MH Financial Associates, LLC	$874,243	$977,743
Aequitas Capital Management, Inc.	94,190	294,190
Other	10,532	10,532
Total Notes Payable	978,965	1,282,465
Current maturities	(94,190)	(294,190)
Notes Payable, less current maturities	$884,775	$988,275

On June 27, 2008, the Company refinanced the note payable to MH Financial Associates, LLC (MH Financial”) by issuing a new note payable in the amount of $977,743.  The loan amount included $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 27, 2009, and $100,000 on November 6, 2009.  Effective as of the date of this refinance, interest accrued on the outstanding principal balance of the loan at a rate of 20% per annum.  The original due date of the loan was December 27, 2008 and, as a condition of the December 31, 2008 advance, the due date was extended to December 27, 2009.  On December 31, 2009, the Company was granted a note extension to December 31, 2011, at which time all unpaid interest and principal are due.  In addition, the interest rate on the principal amounts outstanding under the note will be decreased from 20% to 8% per annum after the Company makes principal payments totaling $400,000.  As of March 31, 2010, the Company has made principal payments of $103,500; the interest rate on the loan will decrease after the Company makes additional principal payments of $296,500.  The note continues to be secured by substantially all of the assets of the Company.

On December 31, 2008, the Company entered into a multiple advance promissory note payable to Aequitas.  The note is a multiple advance note, with a maximum advance amount of $360,000.  Effective December 31, 2009, there will be no additional advances made under the note and the note was amended and was modified to reflect modified payment and maturity date information.  The maturity date was further extended on March 31, 2010 to be September 30, 2010.  Under these modified terms all amounts outstanding under this note are due and payable on the earliest of the following:  (a) September 30, 2010; (b) the closing of a loan or other financing provided to the Company by a senior lender or other source in an amount sufficient to pay off this note; (c) the closing of a private investment in public equity financing and/or any other financing event with gross proceeds to the Company in excess of $1,000,000 (each of (a) through (c) is individually the "Maturity Date"); provided, however, that after the occurrence of an Event of Default, the outstanding principal and all accrued interest will be payable on demand.  Unless otherwise agreed or required by applicable law, payments will be applied first to expenses for which the Company is liable under the note (including unpaid collection costs and late charges), next to accrued and unpaid interest, and the balance to principal.  In addition, the outstanding principal balance and all accrued and unpaid interest will be due and payable in the event of (x) a sale of all or substantially all of the assets of the Company, or (y) the transfer of ownership or beneficial interest, by merger or otherwise, of 50% or more of the stock of the Company.

On January 15, 2010, CarePayment entered into agreements pursuant to which it could borrow up to a maximum of $500,000 from Aequitas Commercial Finance, LLC (“ACF”), an affiliate of Aequitas.  The Company was advanced $31,000 on January 14, 2010, which was repaid on February 12, 2010.  As of March 31, 2010, there are no outstanding advances under these agreements with ACF.  These agreements expired on March 31, 2010.

4. Mandatorily Redeemable Convertible Preferred Stock

On December 30, 2009, the Company issued 1,000,000 shares of Series D Convertible Preferred Stock (“Series D Preferred”) pursuant to the CP Technologies’ transaction described in Note 1 above.  Holders of the Series D Preferred receive a preferred dividend of $0.50 per share per annum, and a liquidation preference of $10 per share, plus cumulative unpaid dividends.  The Company may redeem all of the Series D Preferred at any time upon ten days' prior written notice, and is required to redeem all of the Series D Preferred in January 2013 at a purchase price equal to the liquidation preference in effect on January 1, 2013.  If the Company is unable to redeem the Series D Preferred with cash or other immediately available funds for any reason, the holders of Series D Preferred will have the right to exchange all shares of Series D Preferred for an aggregate 99% ownership interest in CP Technologies.

The difference between the fair value of the Series D Preferred at December 31, 2009 of $8,805,140 and the redemption value of $10,000,000 will be accreted to interest expense over the period to redemption in January 2013 using the level yield method.  The carrying value at March 31, 2010 is $8,896,486.

5.  Shareholders’ Deficit

Preferred Stock:
As of March 31, 2010, the Company's Certificate of Designation for Series D Preferred was amended by adding a provision allowing for the conversion of the Series D Preferred at any time after one year after its issuance.  Each share of Series D Preferred Stock is convertible into such number of fully paid and nonassessable shares of Class A Common Stock of the Company as is determined by dividing the amount of $10.00 per share (as adjusted for stock splits, stock dividends, reclassification and the like with respect to the Series D Preferred) by the Conversion Price (defined in the following sentence) applicable to such share in effect on the date the certificate is surrendered for conversion.  The Conversion Price per share of Series D Preferred is 80% of the volume weighted average price of the Class A Common Stock; provided, however, that in no event will the Conversion Price be less than $1.00 per share.

Effective April 15, 2010, the Company sold 200,000 shares of Series D Preferred for aggregate consideration of $2,000,000, which was paid pursuant to a promissory note that accrues interest at 5% per annum and is due in full on or before April 15, 2011 (See Note 13).

Stock Warrants:
As of March 31, 2010, the Company had 4,417 warrants outstanding for Class A Common Stock and 6,510,092 warrants outstanding for Class B Common Stock which are exercisable as follows:

Warrants		Exercise Price	Expiration Date
3,189	(1)	$37.50	April 2015
487	(1)	$72.00	June 2016
667	(1)	$75.00	July 2011
74	(1)	$4,077.00	March 2012
6,510,092	(2)	$0.01	December 31, 2014
________________
(1)	Warrants are exercisable for Class A Common Stock
(2)	Warrants are exercisable for Class B Common Stock. The Warrants were exercised in full on April 2, 2010 (See Note 13).

Warrants for 7,330 shares of Class A Common Stock were exercised on March 11, 2010, resulting in $259 proceeds to the Company.

On April 15, 2010, the Company issued warrants for the purchase of up to 1,200,000 shares of the Company's Class A Common Stock at an exercise price of $0.001 per share (See Note 13).

Common Stock:
At the annual meeting of the shareholders on March 31, 2010, the Company's shareholders voted to amend the Articles to effect a reverse stock split (the “Reverse Stock Split”) of the Company's Common Stock. Pursuant to the Reverse Stock Split, each ten shares of Common Stock, issued and outstanding , held by a shareholder immediately prior to the Reverse Stock Split were combined and reclassified as one share of fully paid and nonassessable Common Stock.

At the annual meeting of the shareholders on March 31, 2010, the Company's shareholders also voted to amend the Articles to create two classes of Common Stock, Class A Common Stock and Class B Common Stock.  The Articles authorize 75 million shares of Common Stock, of which 65 million shares are designated as Class A Common Stock and 10 million shares are designated as Class B Common Stock.  Holders of Class A Common Stock are entitled to one vote per share, and holders of Class B Common Stock are entitled to ten votes per share, on any matter submitted to the shareholders.  Effective immediately after the Reverse Stock Split, each share of Common Stock outstanding was automatically converted into one share of Class A Common Stock.

The condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the Reverse Stock Split and such conversion for all periods presented.

6.  Revenue

Fees Revenue
Beginning January 1, 2010, the Company began recognizing revenue in conjunction with a servicing agreement with CarePayment, LLC.  CarePayment, LLC pays the Company a servicing fee equal to 5% annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back end fee” based on 25% of CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company recognized revenue related to this servicing agreement of $1,304,717 for the three months ended March 31, 2010.

7.  Other Income (Expense)

Loss Reimbursement
CarePayment, LLC agreed to pay the Company an additional fee equal to the Company’s actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010. This additional fee is compensation for the initial responsibilities under the agreement for the Company to transition the servicing operations of the existing outstanding accounts from the previous servicing company.  For the three months ended March 31, 2010, the Company recorded this loss reimbursement of $873,371 as other income.

Interest Expense
Interest expense of $164,049 for the three months ended March 31, 2010 includes $91,346 of accretion of the discount on the mandatorily redeemable preferred stock (See Note 4).  Interest expense of $77,770 for the three months ended March 31, 2009 includes $32,940 of amortization of debt discount.

8.  Earnings (Loss) per Common Share

The shares used in the computation of the Company’s basic and diluted loss per common share are reconciled as follows:
	Three Months Ended March 31
	2010	2009

Weighted average basic common shares outstanding	1,384,915	197,379
Dilutive effect of convertible preferred stock	(1)	(2)
Dilutive effect of warrants	(1)	(2)
Dilutive effect of employee stock options	(1)	--
Weighted average diluted common shares outstanding	1,384,915	197,379
________________
(1)
Common stock equivalents outstanding for the three months ended March 31, 2010 excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method are:  warrants to purchase 6,510,092 shares of Class B Common Stock, warrants to purchase 4,417 shares of Class A Common Stock, 1 million shares of Series D Preferred Stock convertible to purchase 1,000,000 shares of Class A Common Stock, and stock options to purchase 787,030 shares of Class A Common Stock.

(2)
Common stock equivalents outstanding for the three months ended March 31, 2009 excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method are:  warrants to purchase 1,072,414 shares of Class A Common Stock and Series C Preferred Stock convertible to purchase 18,605 shares of Class A Common Stock.

9.  Employee Benefit Plans

Stock Incentive Plan
In February 2010, the Company adopted the 2010 Stock Option Plan (the "Plan") pursuant to which the Company may grant restricted stock and stock options for the benefit of selected employees and directors. The Plan authorized grants of 878,338 shares of Class A Common Stock. Grants are issued at prices equal to the estimated fair market value of the stock as defined in the plan on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant.  The Plan allows vesting based upon performance criteria; all current grants outstanding are time-based vesting instruments.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan).  The fair value of share based options granted is calculated using the Black-Scholes option pricing model. A total of 91,308 shares of Class A Common Stock remained reserved for issuance under the Plan at March 31, 2010.

The Company accounts for stock-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model.  The Company recognizes the expense for grants of stock options on a straight-line basis in the statement of operations as operating expense based on their fair value over the requisite service period.

For stock options issued in March 2010, the following assumptions were used:

Expected life (in years)	5.5
Expected volatility	40.90%
Risk-free interest rate	2.58%
Expected dividend	—
Weighted average fair value per share	$0.061

Expected volatilities are based on historic volatilities from traded shares of a selected publicly traded peer group. Historic volatility has been calculated using the previous two years’ daily share closing price of the index companies. The Company has no historical data to estimate forfeitures. The expected term of options granted is the safe harbor period approved by the Securities and Exchange Commission using the vesting period and the contract life as factors. The risk-free rate for periods matching the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option activity under the Plan as of March 31, 2010 and changes during the three months ended is presented below:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	--
Granted	787,030	$0.20
Cancelled	--
Exercised	--
Options outstanding at March 31, 2010	787,030	$0.20	9.9	$2,991
Options exercisable at March 31, 2010	262,343	$0.20	9.9	$997

The Company recorded compensation expense for the estimated fair value of options issued of $18,429 for the three months ended March 31, 2010.  As of March 31, 2010, the Company had $29,580 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 1.9 years.

401(k) Savings Plan
CarePayment employees are eligible to participate in a 401(k) Savings Plan.  The Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation that employees contribute to the plan; the Company’s matching contributions vest immediately.  The Company recorded expense of $11,051 for the three months ended March 31, 2010.

10. Commitments and Contingencies

Operating Leases:
The Company and its subsidiaries lease office space and personal property used in their operations from an affiliate, Aequitas.  At March 31, 2010, the Company's aggregate future minimum payments for operating leases with the affiliate having initial or non-cancelable lease terms greater than one year are payable as follows:

Year	Required Minimum Payment
2010	$168,000
2011	$229,000
2012	$233,000
2013	$238,000
2014	$202,000

For the three months ended March 31, 2010 and 2009, the Company incurred rent expense of $56,058 and $15,000, respectively.

Off-Balance Sheet Arrangements:
The Company does not have any off-balance sheet arrangements.

Litigation:
From time to time the Company may become involved in ordinary, routine or regulatory legal proceedings incidental to the Company’s business.  The Company is not engaged in any legal proceedings nor is the Company aware of any pending or threatened legal proceedings that, singly or in the aggregate, could have a material adverse effect on the Company.

11.  Fair Value Measures

Fair Value:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 –	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2 –
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Fair Value of Financial Instruments:
The carrying value of the Company's cash and cash equivalents, related party receivable, accounts payable and other accrued liabilities approximate their fair values due to the relatively short maturities of those instruments.

The fair value of the Company’s mandatorily redeemable Series D Preferred issued on December 30, 2009 (Note 4), was determined using a discounted cash flow on December 31, 2009; the assumptions used in the fair value calculation at December 31, 2009 would be the same at March 31, 2010.  The difference between the fair value at issue date and the redemption value is being accreted into expense over the period to redemption in January 2013 using the level yield method.  The carrying value of the Series D Preferred at March 31, 2010 is $8,896,486, which approximates fair value.

The fair value of the notes payable was calculated using our estimated borrowing rate for similar types of borrowing arrangements for the periods ended March 31, 2010 and December 31, 2009.  The Company’s estimated borrowing rate has not changed; therefore, the carrying amounts reflected in the unaudited condensed consolidated balance sheets for notes payable approximate fair value.

12.  Related-Party Transactions

Effective January 1, 2010, Aequitas began providing CP Technologies certain management support services such as accounting, financial, human resources and information technology services, under the terms of the Administrative Services Agreement dated December 31, 2009.  The total fee for the services is approximately $65,100 per month.  The fees will increase by 3% on January 1 of each year, beginning January 1, 2011.  Either party may change the services (including terminating a particular service) upon 180 days prior written notice to the other party, and the Administrative Services Agreement is terminable by either party on 180 days notice.  The Company paid fees under the Administrative Services Agreement to Aequitas of $195,300 for the three months ended March 31, 2010.

Under the terms of the Sublease dated December 31, 2009 between CP Technologies and Aequitas, CP Technologies leases certain office space and personal property from Aequitas pursuant to the Sublease.  The rent for the real property is $12,424 per month, and will increase by 3% each year beginning January 1, 2011.  The rent for the personal property is $6,262 per month, and CP Technologies also pays all personal property taxes related to the personal property it uses under the Sublease.  The Company paid fees under the Sublease to Aequitas of $56,058 for the three months ended March 31, 2010.

Effective on December 31, 2009, the Company and Aequitas entered into an amended and restated Advisory Agreement (“Advisory Agreement”).  Under the terms of the Advisory Agreement, Aequitas provides services to the Company relating to strategy development, strategic planning, marketing, corporate development and such other advisory services as the Company reasonably requests from time to time.  The Company pays Aequitas a monthly fee of $15,000 for such services.  In addition, Aequitas will receive a success fee in the event of certain transactions entered into by the Company.  The Company paid fees under the Advisory Agreement to Aequitas of $45,000 for the three months ended March 31, 2010.

Effective December 31, 2009, a Royalty Agreement was entered into between CP Technologies and Aequitas, whereby CP Technologies pays Aequitas a royalty based on new products (the "Products") developed by CP Technologies or co-developed by CP Technologies and Aequitas or its affiliates and that are based on or use the Software.  The royalty is equal to (i) 1.0% of the net revenue received by CP Technologies and generated by the Products that utilize funding provided by Aequitas or its affiliates, and (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by CP Technologies that do not utilize such funding.  The Company paid fees under the Royalty Agreement to Aequitas of $0 for the three months ended March 31, 2010.

Beginning January 1, 2010, the Company recognized revenue in conjunction with a servicing agreement with CarePayment, LLC.  CarePayment, LLC pays the Company a servicing fee based on the total funded receivables being serviced, an origination fee on newly generated funded receivables, and a “back end fee” based on  CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company received fee revenue under this agreement of $1,304,717 for the three months ended March 31, 2010.

CarePayment, LLC also pays the Company an additional fee equal to the Company’s actual monthly losses for the first quarter of 2010, and an amount equal to 50% of actual monthly losses for the second quarter of 2010.  The Company received $873,371 under this agreement for the first three months ended March 31, 2010 (See Note 7).

The Company has notes payable to Aequitas and its affiliates, MH Financial and ACF, as described in Notes 1 and 3.  The Company recorded interest expense on the note payable to MH Financial of $61,811 and $38,145 for the three months ended March 31, 2010 and 2009, respectively. The Company also recorded interest expense on the note payable to Aequitas of $10,696 and $6,592 for the three months ended March 31, 2010 and 2009, respectively.  The Company paid $196 of interest expense to ACF for the three months ended March 31, 2010.

As of March 31, 2010, the Company had a receivable of $557,666, due from CarePayment, LLC.  The Company had accrued interest payable to MH Financial of $344,523 and $282,711 as of March 31, 2010 and December 31, 2009, respectively.  Additionally, the Company had accrued interest payable to Aequitas of $52,066 and $41,371 as of March 31, 2010 and December 31, 2009.

13.  Subsequent Events

On April 15, 2010, the Company sold 200,000 shares of Series D Preferred to Aequitas CarePayment Founders Fund, LLC (“Founders Fund”) for a purchase price of $10.00 per share.  The Company received a promissory note from Founders Fund for $2,000,000 which bears interest at 5% per annum and is due April 15, 2011.  In connection with the sale of the Series D Preferred, effective April 15, 2010, and for no additional consideration, the Company issued a warrant to Founders Fund to purchase up to 1,200,000 shares of the Company's Class A Common Stock at an exercise price of $0.001 per share.  The warrant expires on April 15, 2015.

In connection with the formation of CP Technologies, the Company contributed to CP Technologies 1,000,000 shares of its Series D Preferred, and warrants to purchase 65,100,917 shares of Class B Common Stock of the Company at an exercise price of $0.001 per share in exchange for Units representing a 50% ownership interest in CP Technologies (See Notes 1 and 4).  On December 31, 2009, CP Technologies redeemed from Aequitas and CarePayment, LLC all but one half Unit each of their CP Technologies ownership Units in exchange for all of the Company’s Series D Preferred and the Warrants that were held by CP Technologies, resulting in the Company owning 99% of CP Technologies.  On March 31, 2010 the Company's shareholders approved a 1-for-10 reverse stock split of the Company's Common Stock, with the result that the Warrants became exercisable for 6,510,092 shares of Class B Common Stock at an exercise price of $0.01 per share.  The Warrants were exercised in full on April 2, 2010 by Aequitas Holdings, LLC, an affiliate of and as the assignee of CarePayment, LLC resulting in $65,101 proceeds to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the Company's operations and financial condition.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes.

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

Overview

CarePayment Technologies, Inc. (formerly microHelix, Inc.) ("we," "us," "our," "CarePayment” or the “Company”) was organized as an Oregon corporation in 1991.  Until September 28, 2007, when it suspended manufacturing operations and concluded the disposition of its assets to its secured creditors, the Company was a manufacturer of custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets.  Continuing deterioration of its financial condition during April and May 2007 caused it to voluntarily surrender its assets to its secured creditors on May 31, 2007 and wind up its affairs.  In connection with the windup, the Company stopped paying its unsecured creditors for goods and services provided prior to May 21, 2007.  The Company and its wholly owned subsidiary, Moore Electronics, Inc. ("Moore"), operated for the benefit of the secured creditors until September 2007, at which time they ceased manufacturing operations and the Company became a shell company.  As a result of the transactions described in the following paragraph, effective January 1, 2010 the Company is no longer considered a shell company.

Effective December 30 and 31, 2009, the Company entered into agreements pursuant to which it, with two other parties, formed a limited liability company, CP Technologies LLC ("CP Technologies") (formerly WS Technologies LLC), that acquired the rights to a proprietary hospital patient finance product, CarePayment®, that had been developed by Aequitas Capital Management, Inc. (“Aequitas”).  These rights include ownership of the CarePayment® brand, exclusive rights to administer, service and collect consumer receivables generated by hospitals on a recourse basis with regard to the hospital ("Receivables"), under the CarePayment® name, together with certain software that is used to perform those services.  CP Technologies then redeemed all but half of one membership unit  held by each of the other two parties, with the result that the Company now owns 99% of CP Technologies.

On December 30, 2009, Aequitas and CarePayment, LLC, contributed the following assets to CP Technologies, for which CP Technologies issued Units representing a 50% ownership interest:

1.
Exclusive rights to service receivables owned and generated in the future by CarePayment, LLC.  In conjunction with these rights, CP Technologies entered into a servicing agreement with CarePayment, LLC that expires December 31, 2034.

2.	Accounting software required to perform the servicing of CarePayment receivables.
3.	The CarePayment® service mark and branding.

On December 30, 2009, the Company contributed the following assets to CP Technologies, for which CP Technologies issued Units representing 50% ownership interest:

1.
One million shares of Series D Convertible Preferred Stock (“Series D Preferred”).  Series D Preferred shares are mandatorily redeemable on January 31, 2013 and have a preferred dividend of $0.50 per annum, and a liquidation preference of $10.00 per share plus cumulative unpaid dividends.

2.	Warrants to purchase 65,100,917 shares of Class B Common Stock of the Company (the “Warrants”) at an exercise price of $0.001 per share, with an expiration date of December 31, 2014.

These transactions are recorded at the estimated fair value of the assets received by CP Technologies in exchange for its ownership Units. We derived our estimate of fair value of each of the assets as described below:

1.
The fair value of the servicing rights and accounting software received was estimated using a discounted cash flow model using the future free cash flow projections (Level 3 inputs in the fair value hierarchy) that the assets would provide to CP Technologies.  The resulting fair value was $13,617,140.

2.
The fair value of the Series D Preferred was determined using a dividend discount model assuming dividends will be accrued and received at the mandatory redemption date (Level 3 inputs in the fair value hierarchy). The resulting fair value of the Series D Preferred was $8,805,140.

3.	The fair value of the Warrants was calculated using the Black-Scholes model. The resulting fair value was $1,244,860.

On December 31, 2009, CP Technologies redeemed from Aequitas and CarePayment, LLC all but one half Unit each of their CP Technologies ownership Units in exchange for all of the Company’s Series D Preferred Stock and the Warrants that were held by CP Technologies, resulting in the Company owning 99% of CP Technologies.  CP Technologies recorded the transaction at the fair value of the Series D Preferred and the Warrants, and simultaneously wrote down the servicing rights and software to equal the fair value of the Series D Preferred and the Warrants.  Additionally, the resulting value of the servicing rights and software assets were allocated first to the software at $500,000, which is based on actual development costs, less accumulated amortization, incurred by Aequitas, with the remaining value of $9,550,000 to servicing rights.  Management believes that Aequitas’ unamortized development costs approximate fair value of the software.

For purposes of these consolidated financial statements, the above described transactions were deemed to have occurred simultaneously on December 31, 2009.

As of the date of this Report the Company’s Class A Common Stock trades on the Pink Sheets under the symbol CPYT.PK.

On June 11, 2007 the Company filed a Form 15 with the Securities and Exchange Commission ("SEC") terminating its registration under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and suspended its duty to file reports under Sections 13 and 15(d) of the Exchange Act.  On March 25, 2009, the Company voluntarily filed its annual and quarterly reports for 2007 and quarterly reports for 2008 with the SEC.  The Company is not currently subject to the information requirements of the Exchange Act.  However, the Company voluntarily files annual, quarterly and current reports, proxy statements and other information with the SEC.   On April 30, 2010, the Company filed a Form 10 with the SEC to register its Class A Common Stock under the Exchange Act.  As of the date of this Report, such Form 10 is being reviewed by the SEC.  The Company cannot predict when such registration will be declared effective, but the Company intends to continue voluntarily filing reports and information under the Exchange Act until then.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company based the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which formed the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

The Company believes the critical accounting policy and related judgments and estimates identified in Note 2 to the Condensed Consolidated Financial Statements (Unaudited) contained in this Report affect the preparation of the Company's consolidated financial statements.

RESULTS OF OPERATIONS

The following discussion should be read in the context of the above overview and Note 2 to the Condensed Consolidated Financial Statements (Unaudited) contained in this Report.

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Revenues:
Beginning January 1, 2010, the Company began recognizing revenue in conjunction with a servicing agreement with its affiliate, CarePayment, LLC.  CarePayment, LLC pays the Company a servicing fee equal to 5%  annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back end fee” based on 25% of CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company recorded fee revenues of $1,304,717 in the first three months of operations.

Cost of Revenues:
Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing billing, collection and payment processing servicing, and the amortization of the servicing rights and servicing software.  For the three months ended March 31, 2010, compensation expense was $303,784, outsourced processing and collections services were $679,530, and amortization expense was $137,167.  Outsourced services from four primary vendors include hosting and maintenance of cardholder accounts including all customer transaction processing, collection and mailing services, card processing and customer service administration,

Operating Expenses:
Operating expenses for the three months ended March 31, 2010 were $890,224 as compared to $131,901 for the same period in 2009.  The sales, general and administrative expenses for the three months ended March 31, 2010 related to the servicing operations which began on January 1, 2010 while the expense for the same period in 2009 related to managing a shell company and preparing voluntary filings of reports with the SEC.

Operating expenses for the three months ended March 31, 2010 were comprised of the following:  sales and marketing expense of approximately $291,000; legal, consulting and other professional fees of approximately $179,000; executive compensation of approximately $106,000; related party agreements with Aequitas for office and equipment lease expense of $56,000, accounting services of $195,000 and advisory services of $45,000; and general office expense of approximately $18,000.

Other Income (Expense):
Loss reimbursement – The Company has an agreement with CarePayment, LLC in which CarePayment, LLC reimburses the Company an additional fee equal to the Company’s actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010.
This additional fee is compensation for the initial responsibilities under the agreement for the Company to transition the servicing operations of the existing outstanding accounts from the previous servicing company. For the three months ended March 31, 2010, the Company recorded this loss reimbursement of $873,371 as other income.

Interest expense – Interest expense of $164,049 for the three months ended March 31, 2010 includes $91,346 of the accreted discount on the Series D Preferred.  See Note 4 to the Condensed Consolidated Financial Statements (Unaudited) contained in this Report.  Interest expense of $77,770 for the three months ended March 31, 2009 includes $32,940 of warrant discount expense.

Net Income:
Net income for the three months ended March 31, 2010 was $0 as the result of the loss reimbursement agreement whereby CarePayment, LLC reimbursed the Company for its losses of $873,371 for the first quarter of 2010.  The loss reimbursement, which is compensation for additional responsibilities under the agreement for the company to transition the servicing operations for the existing outstanding accounts from the previous servicing company, is recorded as other income.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, the Company had $23,264 of cash.  Cash provided by operating activities during the three-month period ended March 31, 2010 was $257,408 compared to cash used in operating activities of $162,320 in the same period a year ago. Cash provided from operating activities during the first three months of 2010 included net income of $0 adjusted for amortization of $137,167, interest expense related to the accretion of the discount on the mandatorily redeemable Series D Preferred Stock of $91,346, $18,429 of stock-based compensation expense, and $10,466 related to the net change in assets and liabilities.

For the three months ended March 31, 2010, the Company used $303,241 for financing activities as compared to $100,000 of cash provided by financing activities during the first three months of 2009.  The primary use of cash for financing activities for the three month period ending March 31, 2010 was $303,500 for repayment on notes payable.

On March 31, 2010, the Company’s shareholders authorized the Company to effect a 1-for-10 reverse stock split of its Common Stock and subsequent conversion of each share of Common Stock into one share of Class A Common Stock.  The consolidated financial statements, notes, and other references to share and per share data contained in this Report have been retroactively restated to reflect such reverse stock split and conversion for all periods presented.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 4.  CONTROLS AND PROCEDURES

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications (the "Certifications") of the Company's principal executive officer and principal financial officer, which are required pursuant to Rule 13a-14 of the Exchange Act.  This Item 4 includes information concerning the controls and controls evaluation referenced in the Certifications.  This Item 4 should be read in conjunction with the Certifications for a more complete understanding of the matters presented.

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2010.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not designed at a reasonable assurance level nor are they effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required, and that such information is not accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company restarted operations on January 1, 2010 and has not had sufficient time or financial resources to design and implement adequate disclosure controls and procedures.  The Company is in the process of doing so, and anticipates that it will complete these activities during 2010.

There were no changes to the Company’s internal controls during the three months ended March 31, 2010.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time the Company may become involved in ordinary, routine, or regulatory legal proceedings incidental to the Company’s business.  As of the date of this Report, the Company is not engaged in any legal proceedings nor is the Company aware of any pending or threatened legal proceedings that, singly or in the aggregate, could have a material adverse effect on the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 11, 2010, warrants were exercised for the purchase of 7,330 shares of Class A Common Stock, resulting in net proceeds for the Company of $259.

ITEM 6.  EXHIBITS

(a) Exhibits:
3.1(1)	Second Amended and Restated Articles of Incorporation of CarePayment Technologies, Inc
3.2(2)	Amended and Restated Bylaws of CarePayment Technologies, Inc.
31.1(3)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(3)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(3)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(3)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Form 8-K filed on April 6, 2010.
(2)	Incorporated by reference to the Company's Form 10 filed on April 30, 2010.
(3)	Filed herewith.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ James T. Quist		May 17, 2010
James T. Quist	Chief Executive Officer