Form 10-Q
period 2010-06-30
CarePayment Technologies, Inc.
filed 2010-08-23
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Shares of Common Stock outstanding as of August 13, 2010 were:

Class A	1,390,616
Class B	6,510,092
Total	7,900,708

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

CAREPAYMENT TECHNOLOGIES, INC
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

CAREPAYMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
June 30, 2010 and December 31, 2009

	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$530,178	$69,097
Related party receivable	265,622	--
Related party interest receivable	19,418	--
Prepaid expenses	87,083	--
Total current assets	902,301	69,097
Related party note receivable	1,750,000	--
Property and equipment, net	423,867	500,000
Servicing rights, net	9,359,000	9,550,000
Total assets	$12,435,168	$10,119,097
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1,453,657	$797,751
Accrued interest	405,883	324,082
Accrued liabilities	108,928	--
Current maturities of notes payable	--	294,190
Total current liabilities	1,968,468	1,416,023
Notes payable, net of current potion	884,875	988,275
Mandatorily redeemable preferred stock, no par value, 1,200,000 shares authorized, 1,200,000 and 1,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively, liquidation preference of $12,000,000 at June 30, 2010	881,931	8,805,140
Total liabilities	3,735,274	11,209,438
Shareholders' Equity (Deficit):
CarePayment Technologies, Inc. shareholders’ equity (deficit):
Common stock, no par value: Class A 65,000,000 shares authorized, 1,390,616 and 1,383,286 issued and outstanding at June 30, 2010 and December 31, 2009, respectively; Class B 10,000,000 shares authorized, 6,510,092 shares issued and outstanding at June 30, 2010 and no shares issued or outstanding at December 31, 2009	18,087,951	18,022,591
Additional paid-in capital	21,848,627	11,755,211
Accumulated deficit	(31,242,060)	(30,868,143)
Total CarePayment Technologies, Inc. shareholders' equity (deficit)	8,694,518	(1,090,341)
Noncontrolling interest	5,376	--
Total shareholders’ equity (deficit)	8,699,894	(1,090,341)
Total liabilities and shareholders’ equity (deficit)	$12,435,168	$10,119,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Service fees revenue	$1,534,528	$--	$2,839,245	$--
Cost of revenue	1,118,160	--	2,241,642	--
Gross margin	416,368	--	597,603	--
Operating Expenses:
Sales, general and administrative	1,051,627	108,127	1,941,851	240,028
Loss from operations	(635,259)	(108,127)	(1,344,248)	(240,028)
Other income (expense):
Interest income	19,418	--	19,418	--
Loss reimbursement	368,541	--	1,241,912	--
Interest expense:
Interest expense	(64,809)	(66,450)	(137,512)	(111,280)
Accretion of preferred stock discount	(56,432)	--	(147,778)	--
Accretion of note payable discount	--	(51,763)	--	(84,703)
Other income (expense), net	266,718	(118,213)	976,040	(195,983)
Net loss before income tax	(368,541)	(226,340)	(368,208)	(436,011)
Income tax expense	--	--	333	--
Net loss	(368,541)	(226,340)	(368,541)	(436,011)
Less: Net income attributable to noncontrolling interest	(2,951)	--	(5,376)	--
Net loss attributable to CarePayment Technologies, Inc.	$(371,492)	$(226,340)	(373,917)	(436,011)

Net loss per share: Basic and diluted	$(0.05)	$(1.15)	(0.08)	(2.21)
Weighted average number of shares outstanding: Basic and diluted	7,757,629	197,409	4,588,876	197,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2010	2009
Cash Flows Provided by (Used In) Operating Activities:
Net loss	$(368,541)	$(436,011)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of intangibles	274,333	--
Accretion of preferred stock discount	147,778	--
Stock-based compensation	22,429	--
Warrants issued for services	--	1,001
Amortization of debt discount	--	84,703
Change in assets and liabilities:
Increase in assets:
Related party receivables	(285,040)	--
Prepaid expenses	(87,083)	(10,417)
Increase in liabilities:
Accounts payable	655,906	--
Accrued interest	81,801	--
Accrued liabilities	108,928	174,732
Net cash provided by (used in) operating activities	550,511	(185,992)
Cash Flows Provided By (Used In) Investing Activities:
Purchase property and equipment	(7,200)	--
Net cash used in investing activities	(7,200)	--
Cash Flows Provided By (Used In) Financing Activities:
Payments on notes payable	(397,590)	--
Proceeds from collection of related party note receivable	250,000
Proceeds from revolving credit line	31,000	--
Payment on revolving credit line	(31,000)	--
Proceeds from exercise of warrants	65,360	--
Proceeds from issue of notes payable to shareholders	--	100,000
Net cash provided by (used in) financing activities	(82,230)	100,000
Change in cash	461,081	(85,992)
Cash, beginning of period	69,097	98,433
Cash, end of period	$530,178	$12,441
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$55,712	$--
Cash paid for income taxes	$333	$--
Supplemental Disclosure of Non-cash Financing Activities:
Fair value of preferred stock sold in exchange for a note receivable	$825,499	$--
Beneficial conversion feature issued with preferred stock sold in exchange for a note receivable	245,145
Fair value of warrants issued with preferred stock sold in exchange for a note receivable	929,356	--
Beneficial conversion feature recorded for amendment to preferred stock certificate of designation	8,896,486
Warrants issued to lenders recorded as debt discount	$--	$94,114
Refinance of accrued liability to note payable	$--	$199,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Business

Overview

CarePayment Technologies, Inc. (“we,” “us,” “our,” “CarePayment,” or the “Company”) was incorporated as an Oregon corporation in 1991.  From inception until September 28, 2007, we manufactured custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets.  We were experiencing considerable competition by late 2006 as our customers aggressively outsourced competing products from offshore suppliers.  In the first quarter of 2007, a customer that accounted for over 30% of our revenues experienced a recall of one of its major products by the U.S. Food and Drug Administration.  As a result the customer cancelled its orders with us, leaving us with large amounts of inventory on hand and significantly reduced revenue.

On May 31, 2007 we informed our three secured creditors, BFI Business Finance, VenCore Solution, LLC and MH Financial Associates, LLC ("MH Financial"), that we were unable to continue business operations due to continuing operating losses and a lack of working capital.  At that time we voluntarily surrendered our assets to these secured creditors, following which we and our wholly owned subsidiary, Moore Electronics, Inc. ("Moore"), operated for the benefit of the secured creditors until September 2007, when we ceased manufacturing operations and became a shell company.  MH Financial was at that time, and currently is, an affiliate of ours due to its ownership of shares of our capital stock.

Following September 2007 and continuing until December 31, 2009, we had no operations.  Our Board of Directors, however, determined to maintain us as a shell company to seek opportunities to acquire a business or assets sufficient to operate a business.  To help facilitate our search for suitable business acquisition opportunities, among other goals, on June 27, 2008 we entered into an advisory services agreement with Aequitas Capital Management, Inc. (“Aequitas”) to provide us with strategy development, strategic planning, marketing, corporate development and other advisory services.  In exchange for the services to be provided by Aequitas under that agreement, we issued to Aequitas warrants to purchase 106,667 shares of our Class A Common Stock at an exercise price of $0.01 per share.

Effective at the end of December 2009, we acquired certain assets and rights that enabled us to begin building a business that services accounts receivable for other parties.  The assets and rights we acquired had been previously developed by Aequitas and its affiliate, CarePayment, LLC, under the CarePayment® brand for servicing accounts receivable generated by hospitals in connection with providing health care services to their patients.  The assets and rights we acquired included the exclusive right to administer, service and collect patient accounts receivables generated by hospitals and purchased by CarePayment, LLC or its affiliates, and a proprietary software product that is used to manage the servicing.  Typically CarePayment, LLC or one of its affiliates purchase patient accounts receivables from hospitals and then we administer, service and collect them on behalf of CarePayment, LLC for a fee.  Although we intend to grow our business to include servicing of accounts receivable on behalf of other parties, currently CarePayment, LLC is our only customer.

To facilitate building the business, on December 30, 2009 we, Aequitas and CarePayment, LLC formed an Oregon limited liability company called CP Technologies LLC ("CP Technologies").  We contributed shares of our newly authorized Series D Convertible Preferred Stock ("Series D Preferred") and warrants to purchase shares of our Class B Common Stock to CP Technologies.  Aequitas and CarePayment, LLC contributed to CP Technologies the CarePayment® assets and rights described in the foregoing paragraph.  CP Technologies then distributed the shares of Series D Preferred to Aequitas and CarePayment, LLC, and the warrants to purchase shares of Class B Common to CarePayment, LLC, to redeem all but half of one membership unit (a "Unit") held by each of them.  Following these transactions, we own 99% of CP Technologies, and Aequitas and CarePayment, LLC each own 0.5% of CP Technologies as of December 31, 2009.

The Receivables Servicing Business

On January 1, 2010 and as a result of the transactions described above, CP Technologies began building a business to service hospital patient receivables for an affiliate of the Company, CarePayment, LLC.

Generally, a majority of a hospital's accounts receivables are paid by medical insurances, Medicare and Medicaid.  The balance of accounts receivables due directly from the patient is not always a priority for many hospitals, due primarily to the effort and expense required to collect those balances from individuals. CarePayment, LLC, acting alone or through its affiliates, purchases patient receivables from hospitals.  CP Technologies administers, services and collects the receivables; CarePayment, LLC maintains ownership of the receivables.

A patient whose health care receivable is acquired by CarePayment, LLC becomes a CarePayment® finance card customer and is issued a CarePayment® card, which has an initial outstanding balance equal to the receivable purchased by CarePayment, LLC.  Balances due on the CarePayment ® card are generally payable over 25 months with no interest.  From the customer's point of view, the CarePayment ® card functions much like a credit card even though  CP Technologies advances no credit to the customer.  In addition to servicing the receivables, CP Technologies also analyzes potential receivable acquisitions for CarePayment, LLC and recommends a course of action when it determines that collection efforts for existing receivables are no longer effective.

In exchange for its services,  CP Technologies receives origination fees at the time CarePayment, LLC purchases and delivers receivables to CP Technologies for servicing, a monthly servicing fee based on the total principal amount of receivables being serviced, and a quarterly fee based upon a percentage of CarePayment, LLC's quarterly net income.  CP Technologies’ servicing agreement with CarePayment, LLC includes additional compensation during the first six months of 2010 to cover the Company’s start up costs as it began building a receivables servicing business.  This compensation was equal to the Company's actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010.  The Company received $1,241,912 of such compensation from CarePayment, LLC in the six-month period ended June 30, 2010.

CP Technologies contracts with various vendors to issue the CarePayment® finance card product, send customer statements, accept payments, and transmit all transaction history back to CP Technologies .  Since CP Technologies  is responsible for the CarePayment® finance card's compliance with various laws and regulations relating to consumer credit, these vendors are selected for their specific expertise in such areas.

2.  Summary of Significant Accounting Policies

Basis of presentation:

The unaudited condensed consolidated financial statements have been prepared by the management of CarePayment and in the opinion of management include all material adjustments (consisting of normal recurring accruals) which are necessary to present fairly the Company’s financial position and operating results for the periods indicated. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC  These unaudited condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009, filed on March 31, 2010

Estimates and assumptions:

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

Principles of consolidation:

The consolidated financial statements include the accounts of CarePayment, its wholly owned subsidiary, Moore, and its 99% owned subsidiary, CP Technologies LLC (“CP Technologies”). All intercompany transactions have been eliminated.

Concentration of credit risk:

Receivables — The Company’s  receivables are all with one related party.  The Company does not anticipate any collection issues.

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

Property and equipment:

Property and equipment is comprised of servicing software which is stated at original estimated fair value, net of accumulated amortization and software licenses.  Amortization is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life of the software and the software licenses is 3 years.  The Company evaluates long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Amortization expense was $41,667 and $83,333 for the three and six months ended June 30, 2010.

Servicing rights:

Servicing rights represent the fair value of the identifiable intangible asset associated with the acquisition of certain business assets.  Effective January 1, 2010, the cost associated with this asset will be amortized on a straight line basis over an estimated useful life of 25 years, which is based on the term of the servicing agreement that expires in 2034.  The Company evaluates servicing rights for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable by analyzing the undiscounted and discounted future cash flows under the servicing agreement with CarePayment, LLC.  Amortization expense was $95,500 and $191,000 for the three and six months ended June 30, 2010, respectively.

Revenue recognition:

Beginning January 1, 2010, the Company will  recognize revenue in conjunction with a servicing agreement with CarePayment, LLC.  The Company will receive a servicing fee equal to 5% annually of total funded receivables being serviced and an origination fee equal to 6% of the original balance of newly generated funded receivables.  The servicing agreement also provides that the Company will receive 25% of CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company recognizes revenue related to this agreement, which is evidence of an arrangement, at the time the services are rendered; the servicing fee is recognized as revenue monthly at 1/12 of the annual percent of the funded receivables being serviced for the month; the origination fee is recognized as revenue at the time CarePayment, LLC funds its purchased receivables and the Company assumes the responsibility for servicing these receivables; the 25% of CarePayment, LLC’s net income is recognized as revenue in the quarter that CarePayment, LLC records the net income.  The collectability of the revenue recognized from these related party transactions is considered reasonably assured.

Cost of revenue:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing billing, collections and payment processing services, and amortization of servicing rights and servicing software.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return.  Estimated interest and penalties, if any, are recorded as a component of interest expense and other expense, respectively.  No liability has been recorded for uncertain tax positions, or related interest or penalties as of June 30, 2010 and December 31, 2009.  Tax years that remain subject to examination by federal and state authorities are the years ended 2006 through 2009.

Stock-based compensation:

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period using the straight-line attribution method.  Stock-based compensation for stock options granted is estimated using the Black-Scholes option pricing model.

Warrants to purchase the Company’s stock:

The fair value of warrants to purchase the Company’s stock issued for services or in exchange for assets is estimated at the issue date using the Black-Scholes model.

Earnings (loss) per common share:

Basic earnings (loss) per common share (“EPS”) is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of common outstanding during the period.  Fully diluted EPS assumes the conversion of all potentially dilutive securities and is calculated by dividing net income by the sum of the weighted average number of shares of common outstanding plus potentially dilutive securities determined using the treasury stock method.  Dilutive loss per share does not consider the impact of potentially dilutive securities in periods in which there is a loss because the inclusion of the potentially dilutive securities would have an anti-dilutive effect.

Comprehensive income (loss):

The Company has no components of Other Comprehensive Income (Loss) and, accordingly, no statement of Comprehensive Income (Loss) is included in the accompanying Condensed Consolidated Financial Statements.

Operating segments and reporting Units:

The Company operates as a single business segment and reporting unit.

Recently adopted accounting standards:

In February 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements.

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

3.  Related Party Note Receivable

On April 15, 2010, the Company sold 200,000 shares of Series D Convertible Preferred Stock (“Series D Preferred") to Aequitas CarePayment Founders Fund, LLC (“Founders Fund”) for a purchase price of $10.00 per share.  The Company received a promissory note from Founders Fund for $2,000,000 which bears interest at 5% per annum and is due April 15, 2011 (See Notes 5 and 6).  Founders Fund paid $250,000 on the note in May 2010.  The Company recorded interest income for the three and six months ended June 30, 2010 of $19,418 for this note. The related party note receivable is recorded as a long-term asset as the underlying transaction related to the mandatorily redeemable preferred stock is recorded as a long-term liability.

4.  Notes Payable

A summary of the Company's notes payable as of June 30, 2010 and December 31, 2009 is as follows:

	2010	2009
MH Financial Associates, LLC	$874,343	$977,743
Aequitas Capital Management, Inc.	--	294,190
Other	10,532	10,532
Total notes payable	884,875	1,282,465
Current maturities	--	(294,190)
Notes payable, less current maturities	$884,875	$988,275

On June 27, 2008, the Company refinanced a promissory note payable to MH Financial Associates by issuing a note payable (the “Note”) in the amount of $977,743.  The loan amount included $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 27, 2009, and $100,000 on November 6, 2009.  Effective as of the date of this refinance, interest accrued on the outstanding principal balance of the loan at a rate of 20% per annum.  The original due date of the Note was December 27, 2008 and, as a condition of the December 31, 2008 advance, the due date was extended to December 27, 2009.  On December 31, 2009, the Company was granted a note extension to December 31, 2011, at which time all unpaid interest and principal are due.  In addition, the interest rate on the principal amounts outstanding under the Note will be decreased from 20% to 8% per annum after the Company makes principal payments totaling $400,000.  As of March 31, 2010, the Company has made principal payments of $103,500; the interest rate on the loan will decrease after the Company makes additional principal payments of $296,500.  The Note continues to be secured by substantially all of the assets of the Company.

On December 31, 2008, the Company entered into a multiple advance promissory note payable to Aequitas.  The note is a multiple advance note, with a maximum advance amount of $360,000.  The note was amended and was modified to reflect modified payment and maturity date information such that effective December 31, 2009, there will be no additional advances made under the note.  The maturity date was further extended on March 31, 2010 to be September 30, 2010.  Under these modified terms all amounts outstanding under this note are due and payable on the earliest of the following:  (a) September 30, 2010; (b) the closing of a loan or other financing provided to the Company by a senior lender or other source in an amount sufficient to pay off this note; (c) the closing of a private investment in public equity financing and/or any other financing event with gross proceeds to the Company in excess of $1,000,000 (each of (a) through (c) is individually the "Maturity Date"); provided, however, that after the occurrence of an Event of Default, the outstanding principal and all accrued interest will be payable on demand.  Unless otherwise agreed or required by applicable law, payments will be applied first to expenses for which the Company is liable under the note (including unpaid collection costs and late charges), next to accrued and unpaid interest, and the balance to principal.  In addition, the outstanding principal balance and all accrued and unpaid interest will be due and payable in the event of (x) a sale of all or substantially all of the assets of the Company, or (y) the transfer of ownership or beneficial interest, by merger or otherwise, of 50% or more of the stock of the Company.  The Company paid all principal and interest balances to Aequitas in June 2010.

On January 15, 2010, CarePayment entered into agreements pursuant to which it could borrow up to a maximum of $500,000 from Aequitas Commercial Finance, LLC (“ACF”), an affiliate of Aequitas.  The Company was advanced $31,000 on January 14, 2010, which was repaid on February 12, 2010.  These agreements expired on March 31, 2010.

5.  Mandatorily Redeemable Convertible Preferred Stock

On December  30, 2009, the Company issued 1,000,000 shares of Series D Preferred in connection with the transactions described in Note 1.  On April 15, 2010, the Company sold 200,000 shares of Series D Preferred to Founders Fund for a purchase price of $10.00 per share pursuant to a note receivable in the original principal amount of $2,000,000 and, for no additional consideration, the Company issued a warrant to Founders Fund to purchase up to 1,200,000 shares of the Company's Class A Common Stock at an exercise price of $0.001 per share (See Notes 3 and 6).

Holders of the Series D Preferred receive a preferred dividend of $0.50 per share per annum, when, as and if declared by our Board of Directors, and a liquidation preference of $10 per share, plus cumulative unpaid dividends.  The Company may redeem all of the Series D Preferred at any time upon 30 days prior written notice, and is required to redeem all of the Series D Preferred in January 2013 at a purchase price equal to the liquidation preference in effect on January 1, 2013.  If the Company is unable to redeem the Series D Preferred with cash or other immediately available funds for any reason, the holders of Series D Preferred will have the right to exchange all shares of Series D Preferred for an aggregate 99% ownership interest in CP Technologies.

The fair value of the Series D Preferred was determined using a dividend discount model assuming a 9% discount rate and that the cumulative dividends of $0.50 per share will be accrued and received at the mandatory redemption date (Level 3 inputs in the fair value hierarchy). The resulting fair value of the 1,000,000 shares of Series D Preferred issued on December 30, 2009 was $8,805,140.  As of April 1, 2010, the Company amended the Certificate of Designation for Series D Preferred such that the Series D Preferred is convertible into Class A Common Stock (See Note 6).  The intrinsic value of the beneficial conversion feature resulting from this amendment is $23,052,396; since the intrinsic value of the beneficial conversion feature is greater than the fair value determined at issuance plus the accretion as of April 1, 2010, the amount of the discount assigned to the beneficial conversion was the fair value of the Series D Preferred on April 1, 2010 of $8,896,486.

The $2,000,000 of proceeds from the April 15, 2010 sale of the Series D Preferred was allocated to the debt and warrants based on the relative fair values of each instrument at the time of issuance; the intrinsic value of the beneficial conversion feature at issuance was $245,145.  The proceed from the sale of the Series D Preferred was allocated as follows:  $929,356 to fair value of warrants, $825,499 to the liability for mandatorily redeemable preferred stock; and $245,145 to the beneficial conversion feature.

The difference between the fair values of the Series D Preferred and the redemption value of $12,000,000 will be accreted to interest expense over the period to redemption in January 2013 using the level yield method.  The carrying value at June 30, 2010 is $881,931.

6.  Shareholders’ Equity

Preferred Stock:

As of April 1, 2010, the Company's Certificate of Designation for Series D Preferred was amended by adding a provision allowing for the conversion of the Series D Preferred at any time after one year after its issuance.  Each share of Series D Preferred Stock is convertible into such number of fully paid and nonassessable shares of Class A Common Stock of the Company as is determined by dividing the amount of $10.00 per share (as adjusted for stock splits, stock dividends, reclassification and the like with respect to the Series D Preferred) by the Conversion Price (defined in the following sentence) applicable to such share in effect on the date the certificate is surrendered for conversion.  The Conversion Price per share of Series D Preferred is 80% of the volume weighted average price of the Class A Common Stock; provided, however, that in no event will the Conversion Price be less than $1.00 per share.

On July 29, 2010, the Company amended its Amended and Restated Articles of Incorporation, as amended, by filing a Second Amended and Restated Certificate of Designation designating 250,000 shares of its Preferred Stock as Series E Convertible Preferred Stock. (See Note 13).

Stock Warrants:

As of June 30, 2010, the Company had 1,204,417 warrants outstanding for Class A Common Stock which are exercisable as follows:

Warrants	Exercise Price Per Share	Expiration Date
3,189	$37.50	April 2015
487	$72.00	June 2016
667	$75.00	July 2011
74	$4,077.00	March 2012
1,200,000	$0.001	December 31, 2014

On April 15, 2010, the Company sold 200,000 shares of Series D Preferred to Founders Fund for a purchase price of $10.00 per share (See Note 3).  In connection with the sale of the Series D Preferred, on April 15, 2010, and for no additional consideration, the Company issued a warrant to Founders Fund to purchase up to 1,200,000 shares of the Company's Class A Common Stock at an exercise price of $0.001 per share.  The warrant expires on April 15, 2015.

The fair value of the warrant was calculated using the Black-Scholes model using the following assumptions:

Expected life (in years)	5
Expected volatility	40.42%
Risk-free interest rate	2.57%
Expected dividend	—

The fair value of the warrant was determinded by allocating the $2,000,000 of proceeds from the sale of the mandatorily redeemable Series D Preferred to the debt and warrants based on the relative fair values of each instrument at the time of issuance.  The resulting fair value of the warrant issued on April 15, 2010 to purchase 1,200,000 shares of Class A Common Stock was $929,356.

Warrants for 7,330 shares of Class A Common Stock were exercised on March 11, 2010, resulting in $259 proceeds to the Company.

Warrants for 6,510,092 shares of Class B Common Stock were exercised on April 2, 2010, resulting in $65,101 proceeds to the Company.

Common Stock:

At the annual meeting of the shareholders held on March 31, 2010, the Company's shareholders voted to amend the Company's Articles of Incorporation to effect a reverse stock split (“Reverse Stock Split”) of the Company's common stock. Pursuant to the Reverse Stock Split, each ten shares of common stock outstanding immediately prior to the Reverse Stock Split were combined and reclassified as one share of fully paid and nonassessable common stock.

At the same annual meeting of the shareholders on March 31, 2010, the Company's shareholders also voted to amend the Company's Articles of Incorporation to create two classes of common stock: Class A Common Stock and Class B Common Stock.  The Articles authorize 75 million shares of common stock, of which 65 million shares are designated as Class A Common Stock and 10 million shares are designated as Class B Common Stock.  Holders of Class A Common Stock are entitled to one vote per share, and holders of Class B Common Stock are entitled to ten votes per share, on any matter submitted to the shareholders.  Effective immediately after the Reverse Stock Split, each share of Common Stock outstanding was automatically converted into one share of Class A Common Stock.

The condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the Reverse Stock Split and such conversion for all periods presented.

7.  Loss Reimbursement

The Company’s servicing agreement with CarePayment, LLC provides for CarePayment, LLC to pay additional compensation equal to the Company’s actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010.  This additional compensation is intended to reimburse the Company for transition costs that are not specifically identifiable.  For the three and six months ended June 30, 2010, the Company recorded a loss reimbursement of $368,541 and $1,241,912, respectively, as other income.

8.  Earnings (Loss) per Common Share

The shares used in the computation of the Company’s basic and diluted loss per common share are reconciled as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Weighted average basic common shares outstanding	7,757,629	197,409	4,588,876	197,380
Dilutive effect of convertible preferred stock (a) (b)	--	--	--	--
Dilutive effect of warrants (a) (b)	--	--	--	--
Dilutive effect of employee stock options (a) (b)	--	--	--	--
Weighted average diluted common shares outstanding (a) (b)	7,757,629	197,409	4,588,876	197,380
________________
(a)
Common stock equivalents outstanding for the three and six months ended June 30, 2010 excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method are:  warrants to purchase 1,204,417 shares of Class A Common Stock, 1,200,000 shares of Series D Preferred Stock convertible to purchase shares of Class A Common Stock bassed on the conversion calculation in Note 6, and stock options to purchase 787,030 shares of Class A Common Stock.

(b)
Common stock equivalents outstanding for the three and six months ended June 30, 2009 excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method are:  warrants to purchase 1,072,414 shares of Class A Common Stock and Series C Preferred Stock convertible to purchase 18,605 shares of Class A Common Stock.

9.  Employee Benefit Plans

Stock Incentive Plan

In February 2010, the Company adopted the 2010 Stock Option Plan (the "Plan") pursuant to which the Company may grant restricted stock and stock options for the benefit of selected employees and directors. The Plan authorized grants of 878,339 shares of Class A Common Stock. Grants are issued at prices equal to the estimated fair market value of the stock as defined in the Plan on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant.  The Plan allows vesting based upon performance criteria; all current grants outstanding are time-based vesting instruments.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan).  The fair value of share based options granted is calculated using the Black-Scholes option pricing model. A total of 91,309 shares of Class A Common Stock remained reserved for issuance under the Plan at June 30, 2010.

The Company accounts for share-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model.  The Company recognizes the expense for grants of stock options on a straight-line basis in the statement of operations as operating expense based on their fair value over the requisite service period.

For stock options issued in March 2010, the following assumptions were used:

Expected life (in years)	5.5
Expected volatility	40.90%
Risk-free interest rate	2.58%
Expected dividend	—
Weighted average fair value per share	$0.061

Expected volatilities are based on historic volatilities from traded shares of a selected publicly traded peer group. Historic volatility has been calculated using the previous two years’ daily share closing price of the index companies. The Company has no historical data to estimate forfeitures. The expected term of options granted is the safe harbor period approved by the SEC using the vesting period and the contract life as factors. The risk-free rate for periods matching the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option activity under the Plan during the six months ended June 30, 2010 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	--
Granted	787,030	$0.20
Cancelled	--
Exercised	--
Options outstanding at June 30, 2010	787,030	$0.20	9.6	$--
Options exercisable at June 30, 2010	262,343	$0.20	9.6	$--

The Company recorded compensation expense for the estimated fair value of options issued of $4,000 and $22,429 for the three and six months ended June 30, 2010, respectively.  As of June 30, 2010, the Company had $25,580 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 1.6 years.

401(k) Savings Plan

Employees of the Company are eligible to participate in a 401(k) Savings Plan.  The Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation that employees contribute to the plan; the Company’s matching contributions vest immediately.  The Company recorded expense of $13,276 and $24,327 for the three and six months ended June 30, 2010.

10.  Commitments and Contingencies

Operating Leases:

The Company and its subsidiaries lease office space and personal property used in their operations from Aequitas, an affiliate.  At June 30, 2010, the Company's aggregate future minimum payments for operating leases with the affiliate having initial or non-cancelable lease terms greater than one year are payable as follows:

Year	Required Minimum Payment
2010	$112,000
2011	$229,000
2012	$233,000
2013	$238,000
2014	$202,000

For the six months ended June 30, 2010 and 2009, the Company incurred rent expense of $112,117 and $30,000, respectively.

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

The fair value of the Company’s mandatorily redeemable convertible Series D Preferred issued on December 30, 2009 and April 15, 2010 was determined using a dividend discount model and additionally for the April 15, 2010 sale of the Series D Preferred, the proceeds from the sale were allocated to the debt and attached warrant based on the relative fair values of each instrument at the time of issuance, the intrinsic value of the beneficial conversion feature was computed and recorded as a discount to the Series D Preferred and Additional Paid-In Capital.  The assumptions used in the fair value calculation at December 31, 2009 would be the same at June 30, 2010.  The difference between the fair value at issue date and the redemption value is being accreted into expense over the period to redemption in January 2013 using the level yield method.  The fair value of the Series D Preferred at June 30, 2010 is $11,038,000 based on a discounted cash flow model.

The fair value of the notes payable was calculated using our estimated borrowing rate for similar types of borrowing arrangements for the periods ended June 30, 2010 and December 31, 2009.  The Company’s estimated borrowing rate has not changed; therefore, the carrying amounts reflected in the unaudited condensed consolidated balance sheets for notes payable approximate fair value.

12.  Related-Party Transactions

Effective January 1, 2010, Aequitas began providing CP Technologies certain management support services such as accounting, financial, human resources and information technology services, under the terms of the Administrative Services Agreement dated December 31, 2009.  The total fee for the services is approximately $65,100 per month.  The fees will increase by 3% on January 1 of each year, beginning January 1, 2011.  Either party may change the services (including terminating a particular service) upon 180 days prior written notice to the other party, and the Administrative Services Agreement is terminable by either party on 180 days notice.  The Company paid fees under the Administrative Services Agreement to Aequitas of $195,300 and $390,600 for the three and six months ended June 30, 2010, respectively, which are included in sales, general and administrative expense.

Under the terms of the Sublease dated December 31, 2009 between CP Technologies and Aequitas, CP Technologies leases certain office space and personal property from Aequitas pursuant to the Sublease.  The rent for the real property is $12,424 per month, and will increase by 3% each year beginning January 1, 2011.  The rent for the personal property is $6,262 per month, and CP Technologies also pays all personal property taxes related to the personal property it uses under the Sublease.  The Company paid fees under the Sublease to Aequitas of $56,059 and $112,117 for the three and six months ended June 30, 2010, respectively, which are included in sales, general and administrative expense.

Effective on December 31, 2009, the Company and Aequitas entered into an amended and restated Advisory Agreement (“Advisory Agreement”).  Under the terms of the Advisory Agreement, Aequitas provides services to the Company relating to strategy development, strategic planning, marketing, corporate development and such other advisory services as the Company reasonably requests from time to time.  The Company pays Aequitas a monthly fee of $15,000 for such services.  In addition, Aequitas will receive a success fee in the event of certain transactions entered into by the Company.  The Company paid fees under the Advisory Agreement to Aequitas of $45,000 and $90,000 for the three and six months ended June 3, 2010, respectively, which are included in sales, general and administrative expense.

Effective December 31, 2009, a Royalty Agreement was entered into between CP Technologies and Aequitas, whereby CP Technologies pays Aequitas a royalty based on new products (the "Products") developed by CP Technologies or its affiliates or co-developed by CP Technologies or its affiliates and Aequitas or its affiliates and that are based on or use the Software.  The royalty is equal to (i) 1.0% of the net revenue received by CP Technologies or its affiliates and generated by the Products that utilize funding provided by Aequitas or its affiliates, and (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by CP Technologies or its affiliates that do not utilize such funding.  No fees were paid under the Royalty Agreement to Aequitas for the three and six months ended June 30, 2010.

Beginning January 1, 2010, the Company recognized revenue in conjunction with a servicing agreement with CarePayment, LLC.  CarePayment, LLC pays the Company a servicing fee based on the total funded receivables being serviced, an origination fee on newly generated funded receivables, and a “back end fee” based on  CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company received fee revenue under this agreement of $1,534,528 and $2,839,245 for the three and six months ended June 30, 2010, respectively.

CarePayment, LLC also pays the Company additional compensation equal to the Company’s actual monthly losses for the first quarter of 2010, and an amount equal to 50% of actual monthly losses for the second quarter of 2010.  The Company received $368,541 and $1,241,902 under this agreement for the three and six months ended June 30, 2010, respectively (See Note 7).

The Company has notes payable to Aequitas and its affiliates, MH Financial and ACF, as described in Notes 1 and 4.  The Company recorded interest expense on the note payable to MH Financial of $61,461 and $57,454 for the three months ended June 30, 2010 and 2009, respectively, and $123,272 and $95,599 for the six months ended June 30, 2010 and 2009, respectively.  The Company also recorded interest expense on the note payable to Aequitas of $3,349 and $8,996 for the three months ended June 30, 2010 and 2009, respectively, and $14,045 and $15,588 for the six months ended June 30, 2010 and 2009, respectively.  The Company paid $196 of interest expense to ACF for the six months ended June 30, 2010.

As of June 30, 2010, the Company had a receivable of $265,622 due from CarePayment, LLC for servicing fees.  The Company had accrued interest payable to MH Financial of $405,883 and $282,711 as of June 30, 2010 and December 31, 2009, respectively.  Additionally, the Company had accrued interest payable to Aequitas of $41,371 as of December 31, 2009.

As of June 30, 2010, the Company had a note receivable from Founders Fund of $1,750,000 and interest receivable of $19,418 (see Note 3).  The Company had accounts payable amounts of $5,756 payable to CarePayment, LLC and $112,699 payable to Aequitas related to the administrative services and advisory services agreements.

13.  Subsequent Events

On July 29, 2010, the Company amended its Amended and Restated Articles of Incorporation, as amended, by filing a Second Amended and Restated Certificate of Designation with the Oregon Secretary of State designating 250,000 shares of its Preferred Stock as Series E Convertible Preferred Stock.

On July 30, 2010, the Company entered into an Agreement and Plan of Merger with Vitality Financial, Inc. (“Vitality”) pursuant to which Vitality became a wholly owned subsidiary of the Company.  Under the terms of the Merger Agreement, the stockholders of Vitality received, collectively, 97,500 shares of Series E Convertible Preferred Stock of the Company in consideration for all the outstanding stock of Vitality.  CP Technologies entered into employment agreements with two former executives of Vitality; the Company granted 55,460 options to purchase Class A Common Stock to each of the two new employees.  Vitality, based in San Francisco, California, purchases non-recourse hospital receivables at a discount.

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

Overview

CarePayment Technologies, Inc. (“we,” “us,” “our,” “CarePayment,” or the “Company”) was incorporated as an Oregon corporation in 1991.  From inception until September 28, 2007, we manufactured custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets.  We were experiencing considerable competition by late 2006 as our customers aggressively outsourced competing products from offshore suppliers.  In the first quarter of 2007, a customer that accounted for over 30% of our revenues experienced a recall of one of its major products by the U.S. Food and Drug Administration.  As a result the customer cancelled its orders with us, leaving us with large amounts of inventory on hand and significantly reduced revenue.

On May 31, 2007 we informed our three secured creditors, BFI Business Finance, VenCore Solution, LLC and MH Financial Associates, LLC ("MH Financial"), that we were unable to continue business operations due to continuing operating losses and a lack of working capital.  At that time we voluntarily surrendered our assets to these secured creditors, following which we and our wholly owned subsidiary, Moore Electronics, Inc. ("Moore"), operated for the benefit of the secured creditors until September 2007, when we ceased manufacturing operations and became a shell company.  MH Financial was at that time, and currently is, an affiliate of ours due to its ownership of shares of our capital stock.

Following September 2007 and continuing until December 31, 2009, we had no operations.  Our Board of Directors, however, determined to maintain us as a shell company to seek opportunities to acquire a business or assets sufficient to operate a business.  To help facilitate our search for suitable business acquisition opportunities, among other goals, on June 27, 2008 we entered into an advisory services agreement with Aequitas Capital Management, Inc. (“Aequitas”) to provide us with strategy development, strategic planning, marketing, corporate development and other advisory services.  In exchange for the services to be provided by Aequitas under that agreement, we issued to Aequitas warrants to purchase 106,667 shares of our Class A Common Stock at an exercise price of $0.01 per share.

Effective at the end of December 2009, we acquired certain assets and rights that enabled us to begin building a business that services accounts receivable for other parties.  The assets and rights we acquired had been previously developed by Aequitas and its affiliate, CarePayment, LLC, under the CarePayment® brand for servicing accounts receivable generated by hospitals in connection with providing health care services to their patients.  The assets and rights we acquired included the exclusive right to administer, service and collect patient accounts receivables generated by hospitals and purchased by CarePayment, LLC or its affiliates, and a proprietary software product that is used to manage the servicing.  Typically  CarePayment, LLC or one of its affiliates purchase patient accounts receivables from hospitals and then we administer, service and collect them on behalf of CarePayment, LLC for a fee.  Although we intend to grow our business to include servicing of accounts receivable on behalf of other parties, currently CarePayment, LLC is our only customer.

To facilitate building the business, on December 30, 2009 we, Aequitas and CarePayment, LLC formed an Oregon limited liability company called CP Technologies LLC ("CP Technologies").  We contributed shares of our newly authorized Series D Convertible Preferred Stock ("Series D Preferred") and warrants to purchase shares of our Class B Common Stock to CP Technologies.  Aequitas and CarePayment, LLC contributed to CP Technologies the CarePayment® assets and rights described in the foregoing paragraph.  CP Technologies then distributed the shares of Series D Preferred to Aequitas and CarePayment, LLC, and the warrants to purchase shares of Class B Common to CarePayment, LLC, to redeem all but half of one membership unit (a "Unit") held by each of them.  Following these transactions, we own 99% of CP Technologies, and Aequitas and CarePayment, LLC each own 0.5% of CP Technologies as of December 31, 2009.

Following the transactions described above, our current corporate structure and relationships with certain affiliates are depicted in the following diagram:

•	Aequitas controls approximately 47% of the issued and outstanding shares of the Company’s Class A Common Stock.

•	Aequitas Holdings owns substantially all of the issued and outstanding shares of the Company’s Class B Common Stock, which represent approximately 96% of the voting power of the Company.

•	Founders Fund owns all of the issued and outstanding shares of the Company’s Series D Convertible Preferred Stock. Founders Fund is managed by a subsidiary of Aequitas.

The Receivables Servicing Business

On January 1, 2010 and as a result of the transactions described above, CP Technologies began building a business to service hospital patient receivables for an affiliate of the Company, CarePayment, LLC.

Generally, a majority of a hospital's accounts receivables are paid by medical insurances, Medicare and Medicaid.  The balance of accounts receivables due directly from the patient is not always a priority for many hospitals, due primarily to the effort and expense required to collect those balances from individuals. CarePayment, LLC, acting alone or through its affiliates, purchases patient receivables from hospitals.  CP Technologies administers, services and collects the receivables; CarePayment, LLC maintains ownership of the receivables.

A patient whose health care receivable is acquired by CarePayment, LLC becomes a CarePayment® finance card customer and is issued a CarePayment® card, which has an initial outstanding balance equal to the receivable purchased by CarePayment, LLC.  Balances due on the CarePayment ® card are generally payable over 25 months with no interest.  From the customer's point of view, the CarePayment ® card functions much like a credit card even though CP Technologies advances no credit to the customer.  In addition to servicing the receivables, CP Technologies also analyzes potential receivable acquisitions for CarePayment, LLC and recommends a course of action when it determines that collection efforts for existing receivables are no longer effective.

In exchange for its services, CP Technologies receives origination fees at the time CarePayment, LLC purchases and delivers receivables to CP Technologies for servicing, a monthly servicing fee based on the total principal amount of receivables being serviced, and a quarterly fee based upon a percentage of CarePayment, LLC's quarterly net income.  CP Technology's servicing agreement with CarePayment, LLC included additional compensation during the first six months of 2010 to cover the Company’s start up costs as it began building a receivables servicing business.  This compensation was equal to the Company's actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010. The Company received $1,241,912 of such compensation from CarePayment, LLC in the six-month period ended June 30, 2010.

CP Technologies contracts with various vendors to issue the CarePayment® finance card product, send customer statements, accept payments, and transmit all transaction history back to CP Technologies.  Since CP Technologies is responsible for the CarePayment® finance card's compliance with various laws and regulations relating to consumer credit, these vendors are selected for their specific expertise in such areas.

Other

Currently, shares of our Class A Common Stock trade on the Pink Sheets under the symbol CPYT.PK.

On June 11, 2007 we filed a Form 15 with the Securities and Exchange Commission (“SEC”) terminating our registration of our shares under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and suspended our duty to file reports under Sections 13 and 15(d) of the Exchange Act.  On March 25, 2009, we voluntarily filed our annual and quarterly reports for 2007 and quarterly reports for 2008 with the SEC.  We are not currently subject to the information requirements of the Exchange Act.  However, we voluntarily file annual, quarterly and current reports, proxy statements and other information with the SEC.

On April 30, 2010, the Company filed a Form 10 with the SEC.  The Company voluntarily withdrew the Form 10 on June 16, 2010 while it responds to comments to the Form 10 that the Company received from the staff of the SEC.  The Company intends to re-file the Form 10, but cannot predict when it will do so or, once re-filed, when the registration will be declared effective.  Until the Form 10 is declared effective, the Company intends to continue voluntarily filing reports and information under the Exchange Act.

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

RESULTS OF OPERATIONS

The following discussion should be read in the context of the above overview and the notes to the Condensed Consolidated Financial Statements (Unaudited) contained in this Report.

THREE MONTHS ENDED JUNE 30, 2010 AND 2009

Revenues:

The Company had no revenue in 2009 as discussed in the above overview.  As of January 1, 2010, the Company began recognizing revenue in conjunction with a servicing agreement with its affiliate, CarePayment, LLC.  CarePayment, LLC pays the Company a servicing fee equal to 5%  annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back end fee” based on 25% of CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company recorded fee revenues of $1,534,528 in the three months ended June 30, 2010.

Cost of Revenues:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing billing, collection and payment processing servicing, and the amortization of the servicing rights and servicing software.  For the three months ended June 30, 2010, the total cost of revenues of $1,118,160 was comprised of compensation expense of $292,475, outsourced processing and collections services of $630,947, amortization expense of $137,166 and other expense of $57,572.  Outsourced services from four primary vendors include hosting and maintenance of cardholder accounts including all customer transaction processing, collection and mailing services, card processing and customer service administration.

Operating Expenses:

Operating expenses for the three months ended June 30, 2010 were $1,051,627 as compared to $108,127 for the same period in 2009.  The sales, general and administrative expenses for the three months ended June 30, 2010 related to the servicing operations which began on January 1, 2010, while the expense for the same period in 2009 related to managing a shell company and preparing voluntary filings of reports with the SEC.

Operating expenses for the three months ended June 30, 2010 were comprised of the following:  sales and marketing expense of approximately $218,000; legal, consulting and other professional fees of approximately $256,000; executive compensation of approximately $141,000; related party agreements with Aequitas for office and equipment lease expense of $56,000, accounting services of $195,000 and advisory services of $45,000; travel and entertainment of $101,000, and general office expense of approximately $40,000.

Other Income (Expense):

Loss reimbursement – The Company’s servicing agreement with CarePayment, LLC provides for CarePayment, LLC to pay additional compensation equal to the Company’s actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010.  This additional compensation is intended to reimbursement the Company for transition costs that are not specifically identifiable.  For the three months ended June 30, 2010, the Company recorded a loss reimbursement of $368,541 as other income.

Interest expense – Interest expense of $121,241 for the three months ended June 30, 2010 includes $56,432 of the accreted discount on the Series D Preferred; see Note 5 to the Condensed Consolidated Financial Statements (Unaudited) contained in this Report.  Interest expense of $118,213 for the three months ended June 30, 2009 includes $51,763 of debt discount expense.

Net Loss:

Net loss for the three months ended June 30, 2010 was $368,541.  This loss is net of the $368,541 additional compensation received from CarePayment, LLC, whereby CarePayment, LLC reimbursed the Company for 50% of its losses for the second quarter of 2010 in accordance with the servicing agreement.

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Revenues:

The Company had no revenue in 2009 as discussed in the above overview.  As of January 1, 2010, the Company began recognizing revenue in conjunction with a servicing agreement with its affiliate, CarePayment, LLC.  CarePayment, LLC pays the Company a servicing fee equal to 5%  annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back end fee” based on 25% of CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company recorded fee revenues from CarePayment, LLC of $2,839,245 in the six months ended June 30, 2010.

Cost of Revenues:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing billing, collection and payment processing servicing, and the amortization of the servicing rights and servicing software.  For the three months ended June 30, 2010, the total cost of revenues of $2,241,642 was comprised of compensation expense of $596,259, outsourced processing and collections services of $1,310,477, amortization expense of $274,333, and $60,573 of other expense.  Outsourced services from four primary vendors include hosting and maintenance of cardholder accounts including all customer transaction processing, collection and mailing services, card processing and customer service administration,

Operating Expenses:

Operating expenses for the six months ended June 30, 2010 were $1,941,851 as compared to $240,028 for the same period in 2009.  The sales, general and administrative expenses for the six months ended June 30, 2010 related to the servicing operations which began on January 1, 2010, while the expense for the same period in 2009 related to managing a shell company and preparing voluntary filings of reports with the SEC.

Operating expenses for the six months ended June 30, 2010 were comprised of the following:  sales and marketing expense of approximately $438,000; legal, consulting and other professional fees of approximately $434,000; executive compensation of approximately $247,000; related party agreements with Aequitas for office and equipment lease expense of $112,000, accounting services of $391,000 and advisory services of $90,000; travel and entertainment of $172,000 and general office expense of approximately $58,000.

Other Income (Expense):

Loss reimbursement – The Company’s servicing agreement with CarePayment, LLC provides for CarePayment, LLC to pay additional compensation equal to the Company’s actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010.  This additional compensation is intended to reimbursement the Company for transition costs that are not specifically identifiable.  For the six months ended June 30, 2010, the Company recorded a loss reimbursement of $1,241,912 as other income.

Interest expense – Interest expense of $285,290 for the six months ended June 30, 2010 includes $147,778 of the accreted discount on the Series D Preferred; see Note 5 to the Condensed Consolidated Financial Statements (Unaudited) contained in this Report.  Interest expense of $195,983 for the six months ended June 30, 2009 includes $84,703 of debt discount expense.

Net Income:

Net loss for the six months ended June 30, 2010 was $368,541.  This loss is net of the $1,241,912 additional compensation received from CarePayment, LLC, whereby CarePayment, LLC reimbursed the Company for an amount equal to the Company’s actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010 in accordance with the servicing agreement.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, the Company had $530,178 of cash and cash equivalents.  Cash provided by operating activities during the six-month period ended June 30, 2010 was $550,511 compared to cash used in operating activities of $185,992 in the same period a year ago. Cash provided from operating activities during the first six months of 2010 included a net loss of $368,541 offset by non-cash activity of $444,540, which included amortization of $274,333, accretion of the discount on the Series D Preferred Stock of $147,778, and stock-based compensation expense of $22,429, and further offset by a net change in operating assets and liabilities of $474,512.  The primary components of the change in operating assets and liabilities was an increase in accounts payable of $655,906 and accrued interest of $81,801that provided cash for operating activities, which was offset by an increase in accounts receivable of $285,040 from CarePayment, LLC for fees due to the Company.

For the six months ended June 30, 2010, the Company used $82,230 for financing activities as compared to $100,000 of cash provided by financing activities during the first six months of 2009.  During the six-month period ending June 30, 2010, the Company received a payment of $250,000 on the $2,000,000 note receivable due from Founders Fund and $65,360 proceeds from the exercise of warrants.  These proceeds were offset by the use of $397,590 to repay notes payable.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2010.

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

There were no changes to the Company’s internal controls during the three months ended June 30, 2010.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 2, 2010, warrants were exercised by Aequitas Holdings, LLC, an affiliate of the Company, for the purchase of 6,510,092 of Class B Common Stock, resulting in net proceeds for the Company of $65,101.  The shares of Class B Common Stock were issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, including Regulation D thereunder.

ITEM 6.  EXHIBITS

(a) Exhibits:

3.1(1)
Second Amended and Restated Certificate of Designation to Second Amended and Restated Articles of Incorporation of CarePayment Technologies, Inc. relating to Series D Convertible Preferred Stock and Series E Convertible Preferred Stock

31.1(2)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(2)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Form 8-K filed on August 4, 2010.
(2)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned~~,~~ thereunto duly authorized.

CAREPAYMENT TECHNOLOGIES, INC.

/s/ James T. Quist		August 23, 2010
James T. Quist	Chief Executive Officer