Form 10-Q
period 2010-09-30
CarePayment Technologies, Inc.
filed 2010-11-15
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2010
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
Offices)

(Registrant’s Telephone Number, Including Area Code): 503-419-3505

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

Shares of Common Stock outstanding as of November 13, 2010 were:

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
Quarter Ended September 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

CAREPAYMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
September 30, 2010 and December 31, 2009

	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$1,481,938	$69,097
Related party receivable	42,177	—
Loans receivable, net	78,699	—
Prepaid expenses	58,060	—
Total current assets	1,660,874	69,097

Property and equipment, net	385,817	500,000
Loans receivable, net	3,746	—
Intangible assets, net	9,330,525	9,550,000
Goodwill	13,335	—
Total assets	$11,394,297	$10,119,097

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1,291,445	$797,751
Accrued interest	411,560	324,082
Accrued liabilities	214,081	—
Deferred revenue	12,350	—
Current maturities of notes payable	—	294,190
Total current liabilities	1,929,436	1,416,023
Notes payable, net of current potion	588,275	988,275
Mandatorily redeemable preferred stock, Series D, no par value: 1,200,000 shares authorized, 1,200,000 and 1,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively, liquidation preference of $12,000,000 at September 30, 2010	954,674	8,805,140
Other liabilities	136	—
Total liabilities	3,472,521	11,209,438

Shareholders' Equity (Deficit):
CarePayment Technologies, Inc. shareholders’ equity (deficit):
Preferred stock, Series E, no par value: 250,000 shares authorized, 97,500 shares issued and outstanding at September 30, 2010 and no shares issued or outstanding at December 31, 2009	136,500	—
Common stock, no par value: Class A, 65,000,000 shares authorized, 1,390,616 and 1,383,286 issued and outstanding at September 30, 2010 and December 31, 2009, respectively; Class B, 10,000,000 shares authorized, 6,510,092 shares issued and outstanding at September 30, 2010 and no shares issued or outstanding at December 31, 2009	18,087,951	18,022,591
Additional paid-in-capital	21,852,979	11,755,211
Accumulated deficit	(32,156,916)	(30,868,143)
Total CarePayment Technologies, Inc. shareholders' equity (deficit)	7,920,514	(1,090,341)
Noncontrolling interest	1,262	—
Total shareholders’ equity (deficit)	7,921,776	(1,090,341)

Total liabilities and shareholders’ equity (deficit)	$11,394,297	$10,119,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Service fees revenue	$1,606,695	$—	$4,445,940	$—
Interest on consumer loans	5,426	—	5,426	—
Total revenue	1,612,121	—	4,451,366	—
Cost of revenue	1,337,510	—	3,579,152	—
Gross margin	274,611	—	872,214	—

Operating expenses:
Sales, general and administrative	1,132,807	64,224	3,074,658	304,252

Loss from operations	(858,196)	(64,224)	(2,202,444)	(304,252)

Other income (expense):
Other income	17,697	—	37,115	—
Loss reimbursement	—	—	1,241,912	—
Interest expense:
Interest expense	(5,577)	(61,394)	(143,090)	(172,674)
Accretion of preferred stock discount	(72,744)	—	(220,521)	—
Accretion of note payable discount	—	(51,762)	—	(136,465)
Other income (expense), net	(60,624)	(113,156)	915,416	(309,139)

Net loss before income tax	(918,820)	(177,380)	(1,287,028)	(613,391)
Income tax expense	150	—	483	—
Net loss	(918,970)	(177,380)	(1,287,511)	(613,391)
Less: Net income (loss) attributable to noncontrolling interest	(4,114)	—	1,262	—
Net loss attributable to CarePayment Technologies, Inc.	$(914,856)	$(177,380)	(1,288,773)	(613,391)

Net loss per share:
Basic and diluted	$(0.12)	$(0.90)	$(0.23)	$(3.11)
Weighted average number of shares outstanding:
Basic and diluted	7,900,708	197,409	5,704,951	197,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30
	2010	2009
Cash Flows Provided by (Used In) Operating Activities:
Net loss	$(1,287,511)	$(613,391)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	417,408	—
Accretion of preferred stock discount	220,521	—
Stock-based compensation	26,781	—
Warrants issued for services	—	1,001
Amortization of debt discount	—	136,465
Change in assets and liabilities:
Increase in assets:
Related party receivables	(42,177)	—
Prepaid expenses	(55,828)	(4,166)
Increase (decrease) in liabilities:
Accounts payable	493,694	—
Accrued interest	87,478	—
Deferred revenue	(5,270)	—
Accrued liabilities	99,408	282,629
Net cash used in operating activities	(45,496)	(197,462)

Cash Flows Provided By (Used In) Investing Activities:
Purchase property and equipment	(7,200)	—
Investment in loans receivable	(28,272)	—
Proceeds from payments received on loans receivable	21,797	—
Cash acquired in purchase of Vitality Financial, Inc.	100,842	—
Net cash provided by investing activities	87,167	—

Cash Flows Provided By (Used In) Financing Activities:
Payments on notes payable	(694,190)	—
Proceeds from collection of related party note receivable	2,000,000	—
Proceeds from revolving credit line	31,000	—
Payment on revolving credit line	(31,000)	—
Proceeds from exercise of warrants	65,360	—
Proceeds from issue of notes payable to shareholders	—	100,000
Net cash provided by financing activities	1,371,170	100,000
Change in cash	1,412,841	(97,462)
Cash, beginning of period	69,097	98,433
Cash, end of period	$1,481,938	$971

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$55,612	$—
Cash paid for income taxes	$483	$—

Supplemental Disclosure of Non-cash Investing Activities:
Fair value of preferred stock issued to acquire Vitality Financial, Inc.	$136,500	$—
Supplemental Disclosure of Non-cash Financing Activities:
Fair value of preferred stock sold in exchange for a note receivable	$825,499	$—
Beneficial conversion feature issued with preferred stock sold in exchange for a note receivable	245,145
Fair value of warrants issued with preferred stock sold in exchange for a note receivable	929,356	—
Beneficial conversion feature recorded for amendment to preferred stock certificate of designation	8,896,486
Warrants issued to lenders recorded as debt discount	$—	$94,114
Refinance of accrued liability to note payable	$—	$244,989

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

On May 31, 2007 we informed our three secured creditors, BFI Business Finance, VenCore Solution, LLC and MH Financial Associates, LLC ("MH Financial"), that we were unable to continue business operations due to continuing operating losses and a lack of working capital.  At that time we voluntarily surrendered our assets to these secured creditors, following which we and our wholly owned subsidiary, Moore Electronics, Inc. ("Moore"), operated for the benefit of the secured creditors until September 2007, when we ceased manufacturing operations and became a shell company.  MH Financial was, at that time, and currently is, an affiliate of ours due to its ownership of shares of our capital stock.

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

Effective at the end of December 2009, we acquired certain assets and rights that enabled us to begin building a business that services accounts receivable for other parties.  The assets and rights we acquired had been previously developed by Aequitas and its affiliate, CarePayment, LLC, under the CarePayment® brand for servicing accounts receivable generated by hospitals in connection with providing health care services to their patients.  The assets and rights we acquired included the exclusive right to administer, service and collect patient accounts receivables generated by hospitals and purchased by CarePayment, LLC or its affiliates, and a proprietary software product that is used to manage the servicing.  Typically CarePayment, LLC or one of its affiliates purchase patient accounts receivable from hospitals and then we administer, service and collect them on behalf of CarePayment, LLC for a fee.  Although we intend to grow our business to include servicing of accounts receivable on behalf of other parties, currently CarePayment, LLC is our only customer.

To facilitate building the business, on December 30, 2009 we, Aequitas and CarePayment, LLC formed an Oregon limited liability company, CP Technologies LLC ("CP Technologies").  We contributed shares of our newly authorized Series D Convertible Preferred Stock ("Series D Preferred") and warrants to purchase shares of our Class B Common Stock to CP Technologies.  Aequitas and CarePayment, LLC contributed to CP Technologies the CarePayment® assets and rights described in the foregoing paragraph.  CP Technologies then distributed the shares of Series D Preferred to Aequitas and CarePayment, LLC, and the warrants to purchase shares of Class B Common to CarePayment, LLC, to redeem all but half of one membership unit (a "Unit") held by each of them.  Following these transactions, we own 99% of CP Technologies, and Aequitas and CarePayment, LLC each own 0.5% of CP Technologies as of December 31, 2009.

The Receivables Servicing Business

On January 1, 2010 and as a result of the transactions described above, CP Technologies began building a business to service hospital patient receivables for an affiliate of the Company, CarePayment, LLC.

Generally, a majority of a hospital's accounts receivable are paid by medical insurance, Medicare and Medicaid.  The balance of accounts receivable due directly from the patient is not always a priority for many hospitals, due primarily to the effort and expense required to collect those balances from individuals. CarePayment, LLC, acting alone or through its affiliates, purchases patient receivables from hospitals.  CP Technologies administers, services and collects the receivables; CarePayment, LLC maintains ownership of the receivables.

A patient whose health care receivable is acquired by CarePayment, LLC becomes a CarePayment® finance card customer and is issued a CarePayment® card, which has an initial outstanding balance equal to the receivable purchased by CarePayment, LLC.  Balances due on the CarePayment® card are generally payable over 25 months with no interest.  From the customer's point of view, the CarePayment® card functions much like a credit card even though  CP Technologies advances no credit to the customer.  In addition to servicing the receivables, CP Technologies also analyzes potential receivable acquisitions for CarePayment, LLC and recommends a course of action when it determines that collection efforts for existing receivables are no longer effective.

In exchange for its services,  CP Technologies receives origination fees at the time CarePayment, LLC purchases and delivers receivables to CP Technologies for servicing, a monthly servicing fee based on the total principal amount of receivables being serviced, and a quarterly fee based upon a percentage of CarePayment, LLC's quarterly net income.  CP Technologies’ servicing agreement with CarePayment, LLC includes additional compensation during the first six months of 2010 to cover the Company’s start up costs as it began building a receivables servicing business.  This compensation was equal to the Company's actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010.  The Company received $1,241,912 of such compensation from CarePayment, LLC in the nine months ended September 30, 2010.

CP Technologies contracts with various vendors to service the CarePayment® finance card product, send customer statements, accept payments, and transmit all transaction history back to CP Technologies.  Since CP Technologies is responsible for the CarePayment® finance card's compliance with various laws and regulations relating to consumer credit, these vendors are selected for their specific expertise in such areas.

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

Vitality purchases consumer health care receivables from hospitals for patients’ uninsured portion of their hospital bill on a non-recourse basis.  Vitality has developed a proprietary healthcare credit scoring process to evaluate healthcare non-recourse loans prior to purchase.  Upon credit approval, customer’s are offered a line of credit.  When the customer accepts the terms of the agreement, the Company purchases the customers hospital receivable balance at a discount.  Interest rates charged to the consumer on these loans are generally less than traditional credit card rates.  Payment terms are generally up to 24 months.

2.  Summary of Significant Accounting Policies

Basis of presentation:

The unaudited condensed consolidated financial statements have been prepared by management of CarePayment and in the opinion of management include all material adjustments (consisting of normal recurring accruals) which are necessary to present fairly the Company’s financial position and operating results for the periods indicated.  The financial position and operating results include Vitality’s results of operations beginning July 30, 2010; comparable periods for 2009 do not include Vitality’s results of operations.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC.  These unaudited condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009, filed on March 31, 2010.

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

Principles of consolidation:

The consolidated financial statements include the accounts of CarePayment, its wholly owned subsidiaries, Moore and Vitality, and its 99% owned subsidiary, CP Technologies LLC. All intercompany transactions have been eliminated.

Concentration of credit risk:

Loans receivable — The loans receivable are with consumers who may be affected by the current economic environment.  The Company believes it has adequately provided for potential credit losses.

Revenue from one source — The Company currently generates substantially all its revenue through one servicing agreement with a related party.

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

Loans receivable and provision for credit losses:

The Company purchases consumer healthcare receivables at a discount from hospitals, which are recorded as loans receivable.  The discounted price ranges from 12% to 60% of face value depending on the credit worthiness of the consumer.  The terms of the receivable agreements at September 30, 2010 range from 15 to 19 months.  There were no loans receivable at December 31, 2009.

Loans receivable are stated at unpaid principal balances, less a provision for credit losses.  Discounts are recorded as deferred revenue; deferred revenue is recognized as revenue over the estimated life of each loan receivable using the interest method.

The provision for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the Company’s outstanding loans.  The amount of the provision is based on management’s evaluation of the collectability of the loans, trends in historical loss experience, specific impaired receivables, economic conditions and other inherent risks.

Property and equipment:

Property and equipment is comprised of servicing software and computer equipment which is stated at original estimated fair value and software stated at cost, net of accumulated amortization and depreciation.  Amortization and depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life of the software and the software licenses is three years and the estimated useful life of used computer equipment is two years.  The Company evaluates long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Amortization and depreciation expense was $42,650 and $125,983 for the three and nine months ended September 30, 2010.

Intangible assets:

Servicing rights:

Servicing rights represent the fair value of the identifiable intangible asset associated with the acquisition of certain business assets on December 31, 2009.  Effective January 1, 2010, the cost associated with this asset is being amortized on a straight line basis over an estimated useful life of 25 years, which is based on the term of the servicing agreement that expires in 2034.

Other intangible assets:

Intangible assets acquired as part of the Vitality acquisition include loan processing software, a proprietary credit scoring algorithm and customers lists which are being amortized over the estimated useful lives of 1.5 to 5 years.  Additionally the lender’s licenses acquired are considered to have an indefinite life and are not subject to amortization. See Note 3.

Amortization expense was $100,425 and $291,425 for the three and nine months ended September 30, 2010, respectively.

Goodwill

Goodwill is recorded at historical cost and is tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired.  We did not recognize impairment losses on goodwill for the three and nine months ended September 30, 2010.

Revenue recognition:

Receivable servicing:

The Company recognizes revenue in conjunction with a servicing agreement with CarePayment, LLC.  The Company receives a servicing fee equal to 5% annually of total funded receivables being serviced and an origination fee equal to 6% of the original balance of newly generated funded receivables.  The servicing agreement also provides that the Company receives 25% of CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company recognizes revenue related to this agreement, which is evidence of an arrangement, at the time the services are rendered; the servicing fee is recognized as revenue monthly at 1/12 of the annual percent of the funded receivables being serviced for the month; the origination fee is recognized as revenue at the time CarePayment, LLC funds its purchased receivables and the Company assumes the responsibility for servicing these receivables; the 25% of CarePayment, LLC’s net income is recognized as revenue in the quarter that CarePayment, LLC records the net income.  The collectability of the revenue recognized from these related party transactions is considered reasonably assured.

Installation services:

The Company provides software implementation services to client hospitals on behalf of CarePayment, LLC.  Implementation fees received from CarePayment, LLC are recognized as revenue when CarePayment, LLC accepts the implementation, which is at the time the hospital can successfully transmit data to CarePayment, LLC.

Loans receivable:

The Company purchases consumer healthcare receivables at a discount from hospitals.  The discount is recorded as deferred revenue on the balance sheet and is recognized as revenue over the estimated life of each receivable using the interest method.  Interest income is not recognized on specific impaired receivables unless the likelihood of further loss is remote.  Interest income on these receivables is recognized only to the extent of interest payments received.

Cost of revenue:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing billing, collections and payment processing services, amortization of servicing rights and servicing software and underwriting costs related to loans.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return.  Estimated interest and penalties, if any, are recorded as a component of interest expense and other expense, respectively.  No liability has been recorded for uncertain tax positions, or related interest or penalties as of September 30, 2010 and December 31, 2009.  Tax years that remain subject to examination by federal and state authorities are the years ended 2006 through 2009.

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

3.  Acquisition of Vitality Financial, Inc.

On July 30, 2010, the Company entered into an Agreement and Plan of Merger with Vitality pursuant to which Vitality became a wholly owned subsidiary of the Company.  Under the terms of the Merger Agreement, the stockholders of Vitality received, collectively, 97,500 shares of Series E Convertible Preferred Stock of the Company in consideration for all the outstanding stock of Vitality. See Note 7.

Vitality purchases consumer health care receivables from hospitals for patients’ uninsured portion of their hospital bill on a non-recourse basis.  Vitality has developed a proprietary credit scoring process to evaluate healthcare non-recourse loans prior to purchase.  As a result of the acquisition, the Company expects to use Vitality’s assembled workforce expertise, proprietary healthcare credit scoring system, and customer contacts to expand into the non-recourse financing market.

The goodwill of $13,335 arising from the acquisition consists primarily of the assembled workforce with non-recourse healthcare loan experience.

None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarized the consideration paid for Vitality and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Consideration
Series E Preferred Stock, 97,500 shares. See Note 7. (a)	$136,500
Fair value of total consideration transferred	$136,500

Recognized amount of identifiable assets acquired and liabilities assumed
Cash	$100,842
Loans receivable (b)	67,516
Prepaid expense	2,232
Equipment	4,600
Identifiable intangible assets (c)	71,950
Financial liabilities	(123,975)
Total identifiable net assets	123,165
Goodwill	13,335
$136,500

(a)
The fair value of the 97,500 shares of Series E Preferred Stock issued as consideration for all of Vitality’s outstanding stock was determined on the basis of the closing market price of the Company’s Class A Common Stock on the most recent date with a market trade prior to the acquisition date, as the Series E Preferred Stock is convertible at the option of the holder into Class A Common Stock eighteen months after issuance and is mandatorily convertible into Class A Common Stock thirty six months after issuance, in each case at a defined conversion rate.  The conversion rate on the acquisition date was ten shares of Class A Common Stock for each share of Series E Preferred Stock. See Note 7.

(b)	The gross loan balances due under the contracts are $70,716, of which $3,200 is expected to be uncollectible.
(c)
Identifiable intangible assets include a software program to manage the loans receivable ($7,250), proprietary credit scoring algorithm for evaluating non-recourse loans ($20,000), customer lists ($34,700) and lenders license ($10,000).

The amounts of Vitality’s revenue and losses included in the Company’s consolidated statement of operations for the three and nine months ended September 30, and the revenue and losses of the combined entity had the acquisition date been January 1, 2010, or January 1, 2009, are:
	Revenue	Losses
Actual from July 30, 2010 through September 30, 2010	$5,426	$(37,577)
Supplemental pro forma from January 1, 2010 through September 30, 2010	$4,464,717	$(1,604,823)
Supplemental pro forma from January 1, 2009 through September 30, 2009	$1,533	$(935,430)

4.  Related Party Note Receivable

On April 15, 2010, the Company sold 200,000 shares of Series D Convertible Preferred Stock (“Series D Preferred”) to Aequitas CarePayment Founders Fund, LLC (“Founders Fund”) for a purchase price of $10.00 per share.  The Company received a promissory note from Founders Fund for $2,000,000 which bears interest at 5% per annum and was due April 15, 2011. See Notes 6 and 7.  As of September 30, 2010, Founders Fund had paid the total principal and interest balances due.  The Company recorded interest income for the three and nine months ended September 30, 2010 of $13,675 and $33,093, respectively for this Note.

5.  Notes Payable

A summary of the Company's notes payable as of September 30, 2010 and December 31, 2009 is as follows:

	2010	2009
MH Financial Associates, LLC	$577,743	$977,743
Aequitas Capital Management, Inc.	—	294,190
Other	10,532	10,532
Total notes payable	588,275	1,282,465
Current maturities	—	(294,190)
Notes payable, less current maturities	$588,275	$988,275

On June 27, 2008, the Company refinanced a promissory note payable to MH Financial Associates by issuing a note payable (the “Note”) in the amount of $977,743.  The loan amount included $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 27, 2009, and $100,000 on November 6, 2009.  Effective as of the date of this refinance, interest accrued on the outstanding principal balance of the loan at a rate of 20% per annum.  The original due date of the Note was December 27, 2008 and, as a condition of the December 31, 2008 advance, the due date was extended to December 31, 2009.  On December 31, 2009, the Company was granted a note extension to December 31, 2011, at which time all unpaid interest and principal are due.  In addition, the interest rate on the principal amount outstanding under the Note decreases from 20% to 8% per annum after the Company makes principal payments totaling $400,000.  As of September 2010, the Company had made a total of $400,000 in principal payments; and as such the interest rate on the outstanding balance of the Note has decreased to 8% per annum.  The Note continues to be secured by substantially all of the assets of the Company.

6.  Mandatorily Redeemable Convertible Preferred Stock

On December  30, 2009, the Company issued 1,000,000 shares of Series D Preferred in connection with the transactions described in Note 1.  On April 15, 2010, the Company sold 200,000 shares of Series D Preferred to Founders Fund for a purchase price of $10.00 per share pursuant to a note receivable in the original principal amount of $2,000,000 and, for no additional consideration, the Company issued a warrant to Founders Fund to purchase up to 1,200,000 shares of the Company's Class A Common Stock at an exercise price of $0.001 per share. See Notes 4 and 7.

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

The fair value of the Series D Preferred was determined using a dividend discount model assuming a 9% discount rate and that the cumulative dividends of $0.50 per share will be accrued and received at the mandatory redemption date (Level 3 inputs in the fair value hierarchy). The resulting fair value of the 1,000,000 shares of Series D Preferred issued on December 30, 2009 was $8,805,140.  As of April 1, 2010, the Company amended the Certificate of Designation for Series D Preferred such that the Series D Preferred is convertible into Class A Common Stock. See Note 7.  The intrinsic value of the beneficial conversion feature resulting from this amendment is $23,052,396; since the intrinsic value of the beneficial conversion feature is greater than the fair value determined at issuance plus the accretion as of April 1, 2010, the amount of the discount assigned to the beneficial conversion was the fair value of the Series D Preferred on April 1, 2010 of $8,896,486.

The $2,000,000 of proceeds from the April 15, 2010 sale of the Series D Preferred was allocated to the debt and warrants based on the relative fair values of each instrument at the time of issuance; the intrinsic value of the beneficial conversion feature at issuance was $245,145.  The proceeds from the sale of the Series D Preferred were allocated as follows:  $929,356 to fair value of warrants, $825,499 to the liability for mandatorily redeemable preferred stock; and $245,145 to the beneficial conversion feature.

The difference between the fair value of the Series D Preferred and the redemption value of $12,000,000 will be accreted to interest expense over the period to redemption in January 2013 using the level yield method.  The carrying value at September 30, 2010 is $954,674.

7.  Shareholders’ Equity

Preferred Stock:

As of April 1, 2010, the Company's Certificate of Designation for Series D Preferred was amended by adding a provision allowing for the conversion of the Series D Preferred at any time after one year after its issuance.  Each share of Series D Preferred Stock is convertible into such number of fully paid and nonassessable shares of Class A Common Stock of the Company as is determined by dividing the amount of $10.00 per share (as adjusted for stock splits, stock dividends, reclassification and the like) by the Conversion Price (defined in the following sentence) applicable to such share in effect on the date the certificate is surrendered for conversion.  The Conversion Price per share of Series D Preferred is 80% of the volume weighted average price of the Class A Common Stock; provided, however, that in no event will the Conversion Price be less than $1.00 per share.

On July 29, 2010, the Company amended its Amended and Restated Articles of Incorporation, as amended, by filing a Second Amended and Restated Certificate of Designation designating 250,000 shares of its Preferred Stock as Series E Convertible Preferred Stock (“Series E Preferred”).  Each share of Series E Preferred Stock is convertible into such number of fully paid and nonassessable shares of Class A Common Stock of the Company as is determined by dividing the amount of $10.00 per share (as adjusted for stock splits, stock dividends, reclassification and the like) by the Conversion Price (defined in the following sentence) applicable to such share in effect on the date the certificate is surrendered for conversion.  The Conversion Price per share of Series E Preferred is 80% of the volume weighted average price of the Class A Common Stock; provided, however, that in no event will the Conversion Price be less than $1.00 per share. Series E Preferred may be converted to Class A Common stock 18 months after issuance and is mandatorily convertible to Class A Common Stock 36 months after issuance.  A total of 97,500 shares were issued in connection with the acquisition of Vitality on July 30, 2010. See Note 3.

Stock Warrants:

As of September 30, 2010, the Company had 1,204,417 warrants outstanding for Class A Common Stock which are exercisable as follows:

Warrants	Exercise Price Per Share	Expiration Date
3,189	$37.50	April 2015
487	$72.00	June 2016
667	$75.00	July 2011
74	$4,077.00	March 2012
1,200,000	$0.001	April 15, 2015

On April 15, 2010, the Company sold 200,000 shares of Series D Preferred to Founders Fund for a purchase price of $10.00 per share. See Note 4.  In connection with the sale of the Series D Preferred, on April 15, 2010, and for no additional consideration, the Company issued a warrant to Founders Fund to purchase up to 1,200,000 shares of the Company's Class A Common Stock at an exercise price of $0.001 per share.  The warrant expires on April 15, 2015.

The fair value of the warrant was calculated using the Black-Scholes model using the following assumptions:

Expected life (in years)	5
Expected volatility	40.42%
Risk-free interest rate	2.57%
Expected dividend	—

The fair value of the warrant was determined by allocating the $2,000,000 of proceeds from the sale of the mandatorily redeemable Series D Preferred to the debt and warrants based on the relative fair values of each instrument at the time of issuance.  The resulting fair value of the warrant issued on April 15, 2010 to purchase 1,200,000 shares of Class A Common Stock was $929,356.

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

8.  Loss Reimbursement

The Company’s servicing agreement with CarePayment, LLC provides for CarePayment, LLC to pay additional compensation equal to the Company’s actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010.  This additional compensation is intended to reimburse the Company for transition costs that are not specifically identifiable.  For the six months ended June 30, 2010, the period of the agreement, the Company recorded a loss reimbursement of $1,241,912 as other income.

9.  Earnings (Loss) per Common Share

The shares used in the computation of the Company’s basic and diluted loss per common share are reconciled as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Weighted average basic common shares outstanding	7,900,708	197,409	5,704,951	197,380
Dilutive effect of convertible preferred stock (a) (b)	—	—	—	—
Dilutive effect of warrants (a) (b)	—	—	—	—
Dilutive effect of employee stock options (a) (b)	—	—	—	—
Weighted average diluted common shares outstanding (a) (b)	7,900,708	197,409	5,704,951	197,380

(a)
Common stock equivalents outstanding for the three and nine months ended September 30, 2010 excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method are:  warrants to purchase 1,204,417 shares of Class A Common Stock, 1,200,000 shares of Series D Preferred Stock convertible to purchase shares of Class A Common Stock and 97,500 shares of Series E Preferred Stock based on the conversion calculation described in Note 7, and stock options to purchase 897,950 shares of Class A Common Stock.

(b)
Common stock equivalents outstanding for the three and nine months ended September 30, 2009 excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method are:  warrants to purchase 1,072,414 shares of Class A Common Stock and Series C Preferred Stock convertible to purchase 18,605 shares of Class A Common Stock.

10.  Employee Benefit Plans

Stock Incentive Plan

In February 2010, the Company adopted the 2010 Stock Option Plan (the "Plan") pursuant to which the Company may grant restricted stock and stock options for the benefit of selected employees and directors.  The Plan was amended in September 2010 to increase authorized grants to a total of 1,000,000 shares of Class A Common Stock.  Grants are issued at prices equal to the estimated fair market value of the stock as defined in the plan on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant.  The Plan allows vesting based upon performance criteria; all current grants outstanding are time-based vesting instruments.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan).  The fair value of share based options granted is calculated using the Black-Scholes option pricing model.  A total of 102,050 shares of Class A Common Stock are reserved for issuance under the Plan at September 30, 2010.

The Company accounts for stock-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model.  The Company recognizes the expense for grants of stock options on a straight-line basis in the statements of operations as operating expense based on their fair value over the requisite service period.

For stock options issued in February 2010, the following assumptions were used:

Expected life (in years)	5.5
Expected volatility	40.90%
Risk-free interest rate	2.58%
Expected dividend	—
Weighted average fair value per share	$0.061

For stock options issued in July 2010, the following assumptions were used:

Expected life (in years)	6.0
Expected volatility	39.65%
Risk-free interest rate	1.95%
Expected dividend	—
Weighted average fair value per share	$0.057

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

A summary of option activity under the Plan during the nine months ended September 30, 2010 is presented below:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	—
Granted	897,950	$0.19
Cancelled	—
Exercised	—
Options outstanding at September 30, 2010	897,950	$0.19	9.4	$—
Options exercisable at September 30, 2010	262,343	$0.20	9.4	$—

The Company recorded compensation expense for the estimated fair value of options issued of $4,352 and $26,781 for the three and nine months ended September 30, 2010, respectively.  As of September 30, 2010, the Company had $27,549 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 1.7 years.

401(k) Savings Plan

Employees of the Company are eligible to participate in a 401(k) Savings Plan.  The Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation that employees contribute to the plan; the Company’s matching contributions vest immediately.  The Company recorded expense of $13,225 and $37,552 for the three and nine months ended September 30, 2010, respectively and no expense for 2009.

11.  Commitments and Contingencies

Operating Leases:

The Company and its subsidiaries lease office space and personal property used in their operations from Aequitas, an affiliate.  At September 30, 2010, the Company's aggregate future minimum payments for operating leases with the affiliate having initial or non-cancelable lease terms greater than one year are payable as follows:

Year	Required Minimum Payment
2010	$56,000
2011	$229,000
2012	$233,000
2013	$238,000
2014	$202,000

For the nine months ended September 30, 2010 and 2009, the Company incurred rent expense of $168,176 and $45,000, respectively.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet arrangements.

Litigation:

From time to time the Company may become involved in ordinary, routine or regulatory legal proceedings incidental to the Company’s business.  In July 2010, a former employee of Vitality filed a complaint in Orange County, California, alleging breach of contract, breach of fiduciary duty, fraud, and negligent misrepresentation against Vitality and its officers.  The plaintiff seeks damages relating to unexercised stock option grants and other matters related to the sale of Vitality to the Company. See Note 3.  The Company believes the claim is without merit and does not believe that the claim will have a material impact on the Company’s financial position or results of operations.

12.  Fair Value Measures

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

The fair value of the loans receivable at September 30, 2010 is $76,400 based on a discounted cash flow model.

The fair value of the Company’s mandatorily redeemable convertible Series D Preferred issued on December 30, 2009 and April 15, 2010 was determined using a dividend discount model and additionally for the April 15, 2010 sale of the Series D Preferred, the proceeds from the sale were allocated to the debt and attached warrant based on the relative fair values of each instrument at the time of issuance; the intrinsic value of the beneficial conversion feature was computed and recorded as a discount to the Series D Preferred and Additional Paid-In Capital.  The assumptions used in the fair value calculation at December 31, 2009 would be the same at September 30, 2010.  The difference between the fair value at issue date and the redemption value is being accreted into expense over the period to redemption in January 2013 using the level yield method.  The fair value of the Series D Preferred at September 30, 2010 is $11,280,000 based on a discounted cash flow model.

The fair value of the notes payable was calculated using our estimated borrowing rate for similar types of borrowing arrangements for the periods ended September 30, 2010 and December 31, 2009.  The Company’s estimated borrowing rate has not changed; therefore, the carrying amounts reflected in the unaudited condensed consolidated balance sheets for notes payable approximate fair value.

13.  Related-Party Transactions

Effective January 1, 2010, Aequitas began providing CP Technologies certain management support services such as accounting, financial, human resources and information technology services, under the terms of the Administrative Services Agreement dated December 31, 2009.  The total fee for the services is approximately $65,100 per month.  The fees will increase by 3% on January 1 of each year, beginning January 1, 2011.  Both parties may change the services (including terminating a particular service) upon 180 days prior written notice to the other party, and the Administrative Services Agreement is terminable by either party on 180 days notice.  The Company paid fees under the Administrative Services Agreement to Aequitas of $195,300 and $585,900 for the three and nine months ended September 30, 2010, respectively, which are included in sales, general and administrative expense.

Under the terms of the Sublease dated December 31, 2009 between CP Technologies and Aequitas, CP Technologies leases certain office space and personal property from Aequitas pursuant to the Sublease.  The rent for the real property is $12,424 per month, and will increase by 3% each year beginning January 1, 2011.  The rent for the personal property is $6,262 per month, and CP Technologies also pays all personal property taxes related to the personal property it uses under the Sublease.  The Company paid fees under the Sublease to Aequitas of $56,059 and $168,176 for the three and nine months ended September 30, 2010, respectively, which are included in sales, general and administrative expense.

Effective on December 31, 2009, the Company and Aequitas entered into an amended and restated Advisory Agreement (“Advisory Agreement”).  Under the terms of the Advisory Agreement, Aequitas provides services to the Company relating to strategy development, strategic planning, marketing, corporate development and such other advisory services as the Company reasonably requests from time to time.  The Company pays Aequitas a monthly fee of $15,000 for such services.  In addition, Aequitas will receive a success fee in the event of certain transactions entered into by the Company.  The Company paid fees under the Advisory Agreement to Aequitas of $95,000 and $185,000 for the three and nine months ended September 30, 2010, respectively, which are included in sales, general and administrative expense and includes a $50,000 success fee related to the acquisition of Vitality. See Note 3.

Effective December 31, 2009, a Royalty Agreement was entered into between CP Technologies and Aequitas, whereby CP Technologies pays Aequitas a royalty based on new products (the "Products") developed by CP Technologies or its affiliates or co-developed by CP Technologies or its affiliates and Aequitas or its affiliates and that are based on or use the Software.  The royalty is equal to (i) 1.0% of the net revenue received by CP Technologies or its affiliates and generated by the Products that utilize funding provided by Aequitas or its affiliates, and (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by CP Technologies or its affiliates that do not utilize such funding.  No fees were paid under the Royalty Agreement to Aequitas for the three and nine months ended September 30, 2010.

Beginning January 1, 2010, the Company recognized revenue in conjunction with a servicing agreement with CarePayment, LLC.  CarePayment, LLC pays the Company a servicing fee based on the total funded receivables being serviced, an origination fee on newly generated funded receivables, and a “back-end fee” based on  CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company received fee revenue under this agreement of $1,576,695 and $4,415,940 for the three and nine months ended September 30, 2010, respectively.  Additionally the Company recorded implementation revenue of $30,000 for implementation services provided to CarePayment, LLC for the three and nine months ended September 30, 2010.

CarePayment, LLC also paid the Company additional compensation equal to the Company’s actual monthly losses for the first quarter of 2010, and an amount equal to 50% of actual monthly losses for the second quarter of 2010.  The Company received $0 and $1,241,912 under this agreement for the three and nine months ended September 30, 2010, respectively. See Note 8.

The Company issued a note payable to MH Financial, as described in Notes 1 and 5.  The Company recorded interest expense on the note payable to MH Financial of $5,577 and $49,727 for the three months ended September 30, 2010 and 2009, respectively, and $128,849 and $145,326 for the nine months ended September 30, 2010 and 2009, respectively.  The Company repaid a note payable to Aequitas in June 2010 and recorded interest expense on the note of $0 and $11,669 for the three months ended September 30, 2010 and 2009, respectively, and $14,045 and $27,257 for the nine months ended September 30, 2010 and 2009, respectively.  The Company paid $196 of interest expense to Aequitas Commercial Finance, LLC, an affiliate of Aequitas, for the nine months ended September 30, 2010.

As of September 30, 2010, the Company had a receivable of $42,177 due from CarePayment, LLC for servicing fees.  The Company had accrued interest payable to MH Financial of $411,560 and $282,711 as of September 30, 2010 and December 31, 2009, respectively.  Additionally, the Company had accrued interest payable to Aequitas of $41,371 as of December 31, 2009.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  Such statements reflect management's current view and estimates of future economic and market circumstances, industry conditions, company performance and financial results. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are subject to risks and uncertainties that could cause our future results to differ materially from the results discussed herein.  Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Quarterly Report on Form 10-Q.  We do not intend, and undertake no obligation, to update any such forward-looking statements to reflect events or circumstances that occur after the date of this filing.

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

On May 31, 2007 we informed our three secured creditors, BFI Business Finance, VenCore Solution, LLC and MH Financial Associates, LLC ("MH Financial"), that we were unable to continue business operations due to continuing operating losses and a lack of working capital.  At that time we voluntarily surrendered our assets to these secured creditors, following which we and our wholly owned subsidiary, Moore Electronics, Inc. ("Moore"), operated for the benefit of the secured creditors until September 2007, when we ceased manufacturing operations and became a shell company.  MH Financial was, at that time, and currently is, an affiliate of ours due to its ownership of shares of our capital stock.

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

Effective at the end of December 2009, we acquired certain assets and rights that enabled us to begin building a business that services accounts receivable for other parties.  The assets and rights we acquired had been previously developed by Aequitas and its affiliate, CarePayment, LLC, under the CarePayment® brand for servicing accounts receivable generated by hospitals in connection with providing health care services to their patients.  The assets and rights we acquired included the exclusive right to administer, service and collect patient accounts receivable generated by hospitals and purchased by CarePayment, LLC or its affiliates, and a proprietary software product that is used to manage the servicing.  Typically  CarePayment, LLC or one of its affiliates purchase patient accounts receivable from hospitals and then we administer, service and collect them on behalf of CarePayment, LLC for a fee.  Although we intend to grow our business to include servicing of accounts receivable on behalf of other parties, currently CarePayment, LLC is our only customer.

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

Following the transactions described above, our current corporate structure and relationships with certain affiliates are depicted in the following diagram:

•	Aequitas controls approximately 47% of the issued and outstanding shares of the Company’s Class A Common Stock.

•	Aequitas Holdings owns substantially all of the issued and outstanding shares of the Company’s Class B Common Stock, which represent approximately 95% of the voting power of the Company.

•
Aequitas CarePayment Founders Fund, LLC (“Founders Fund”) owns all of the issued and outstanding shares of the Company’s Series D Convertible Preferred Stock.  Founders Fund is managed by a subsidiary of Aequitas.

The Receivables Servicing Business

On January 1, 2010 and as a result of the transactions described above, CP Technologies began building a business to service hospital patient receivables for an affiliate of the Company, CarePayment, LLC.

Generally, a majority of a hospital's accounts receivable are paid by medical insurance, Medicare and Medicaid.  The balance of accounts receivable due directly from the patient is not always a priority for many hospitals, due primarily to the effort and expense required to collect those balances from individuals. CarePayment, LLC, acting alone or through its affiliates, purchases patient receivables from hospitals.  CP Technologies administers, services and collects the receivables; CarePayment, LLC maintains ownership of the receivables.

A patient whose health care receivable is acquired by CarePayment, LLC becomes a CarePayment® finance card customer and is issued a CarePayment® card, which has an initial outstanding balance equal to the receivable purchased by CarePayment, LLC.  Balances due on the CarePayment® card are generally payable over 25 months with no interest.  From the customer's point of view, the CarePayment® card functions much like a credit card even though CP Technologies advances no credit to the customer.  In addition to servicing the receivables, CP Technologies also analyzes potential receivable acquisitions for CarePayment, LLC and recommends a course of action when it determines that collection efforts for existing receivables are no longer effective.

In exchange for its services, CP Technologies receives origination fees at the time CarePayment, LLC purchases and delivers receivables to CP Technologies for servicing, a monthly servicing fee based on the total principal amount of receivables being serviced, and a quarterly fee based upon a percentage of CarePayment, LLC's quarterly net income.  CP Technology's servicing agreement with CarePayment, LLC included additional compensation during the first nine months of 2010 to cover the Company’s start up costs as it began building a receivables servicing business.  This compensation was equal to the Company's actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010. The Company received $1,241,912 of such compensation from CarePayment, LLC in the nine months ended September 30, 2010.

CP Technologies contracts with various vendors to service the CarePayment® finance card product, send customer statements, accept payments, and transmit all transaction history back to CP Technologies.  Since CP Technologies is responsible for the CarePayment® finance card's compliance with various laws and regulations relating to consumer credit, these vendors are selected for their specific expertise in such areas.

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

Vitality purchases consumer health care receivables from hospitals for the patients’ uninsured portion of their hospital bill on a non-recourse basis.  Vitality has developed a proprietary healthcare credit score process to evaluate non-recourse loans prior to purchase.  Upon credit approval, customers are offered a pre-approved line of credit.  When the customer accepts the terms of the agreement, the Company purchases the customer’s hospital receivable balance at a discount.  Interest rates charged the consumer on these loans are generally less than traditional credit card rates.

Other

Currently, shares of our Class A Common Stock trade on the Pink Sheets under the symbol CPYT.PK.

As of August 2010, no class of our securities is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we are not subject to the information requirements of the Exchange Act.  On April 30, 2010, we filed a Form 10 with the Securities and Exchange Commission (the "SEC") to register our Class A Common Stock under Section 12(g) of the Exchange Act.  We voluntarily withdrew the Form 10 on June 6, 2010 while we respond to comments to the Form 10 that we received from the staff of the SEC.  We intend to re-file the Form 10, but cannot predict when we will do so or, once re-filed, when the registration will be declared effective.  Until the Form 10 is declared effective, we intend to continue filing reports and information under the Exchange Act voluntarily.

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

THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenues:

The Company had no revenue in 2009 as discussed in the above overview.  As of January 1, 2010, the Company began recognizing revenue in conjunction with a servicing agreement with its affiliate, CarePayment, LLC.  CarePayment, LLC pays the Company a servicing fee equal to 5%  annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back-end fee” based on 25% of CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company recorded fee revenues in conjunction with the servicing contract of $1,576,695 for the three months ended September 30, 2010, which were comprised of $487,490 of servicing fees, $1,089,205 of origination fees and no “back-end fees.”  Additionally the Company recorded implementation revenue of $30,000 for implementation services provided to CarePayment, LLC and $5,426 of interest revenue on loans receivable acquired in the acquisition of Vitality for the three months ended September 30, 2010.

Cost of Revenues:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing billing, collection and payment processing servicing, and the amortization of the servicing rights and servicing software.  For the three months ended September 30, 2010, the total cost of revenues of $1,337,510 was comprised of compensation expense of $318,445, outsourced processing and collections services of $844,837, amortization expense of $139,220 and other expense of $35,008.  Outsourced services from four primary vendors include hosting and maintenance of cardholder accounts including all customer transaction processing, collection and mailing services, card processing and customer service administration.

Operating Expenses:

 Operating expenses for the three months ended September 30, 2010 were $1,132,807 as compared to $64,224 for the same period in 2009.  The sales, general and administrative expenses for the three months ended September 30, 2010 related to the servicing operations which began on January 1, 2010, while the expense for the same period in 2009 related to managing a shell company and preparing filings of reports with the SEC.

Operating expenses for the three months ended September 30, 2010 were comprised of the following:  sales and marketing expense of approximately $344,000; legal, consulting and other professional fees of approximately $140,000; executive compensation of approximately $143,000; related party agreements with Aequitas for office and equipment lease expense of $56,000, accounting services of $195,000 and advisory services of $95,000; travel and entertainment of $123,000, and general office expense of approximately $37,000.

Interest Expense:

Interest expense of $78,321 for the three months ended September 30, 2010 included $72,744 of the accreted discount on the Series D Preferred; see Note 6 to the Condensed Consolidated Financial Statements (Unaudited) contained in this Report.  Interest expense of $113,156 for the three months ended September 30, 2009 included $51,762 of debt discount expense.

Net Loss:

Net loss for the three months ended September 30, 2010 was $918,970.

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenues:

The Company had no revenue in 2009 as discussed in the above overview.  As of January 1, 2010, the Company began recognizing revenue in conjunction with a servicing agreement with its affiliate, CarePayment, LLC.  CarePayment, LLC pays the Company a servicing fee equal to 5%  annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back-end fee” based on 25% of CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company recorded fee revenues in conjunction with the servicing contract of $4,415,940 for the nine months ended September 30, 2010, which were comprised of $1,329,836 of servicing fees, $3,086,104 of origination fees and no “back end fees.”  Additionally the Company recorded implementation revenue of $30,000 for implementation services provided to CarePayment, LLC and $5,426 of interest revenue from loans receivable acquired in the acquisition of Vitality for the nine months ended September 30, 2010.

Cost of Revenues:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing billing, collection and payment processing servicing, and the amortization of the servicing rights and servicing software.  For the nine months ended September 30, 2010, the total cost of revenues of $3,579,152 was comprised of compensation expense of $914,704, outsourced processing and collections services of $2,155,314, amortization expense of $413,553, and $95,581 of other expense.  Outsourced services from four primary vendors include hosting and maintenance of cardholder accounts including all customer transaction processing, collection and mailing services, card processing and customer service administration.

Operating Expenses:

Operating expenses for the nine months ended September 30, 2010 were $3,074,658 as compared to $304,252 for the same period in 2009.  The sales, general and administrative expenses for the nine months ended September 30, 2010 related to the servicing operations which began on January 1, 2010, while the expense for the same period in 2009 related to managing a shell company and preparing filings of reports with the SEC.

Operating expenses for the nine months ended September 30, 2010 were comprised of the following:  sales and marketing expense of approximately $902,000; legal, consulting and other professional fees of approximately $455,000; executive compensation of approximately $390,000; related party agreements with Aequitas for office and equipment lease expense of $168,000, accounting services of $586,000 and advisory services of $185,000; travel and entertainment of $294,000 and general office expense of approximately $95,000.

Other Income (Expense):

Loss reimbursement – The Company’s servicing agreement with CarePayment, LLC provides for CarePayment, LLC to pay additional compensation equal to the Company’s actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010.  This additional compensation is intended to reimburse the Company for transition costs that are not specifically identifiable.  For the nine months ended September 30, 2010, the Company recorded a loss reimbursement of $1,241,912 as other income.

Interest expense – Interest expense of $363,611 for the nine months ended September 30, 2010 included $220,521 of the accreted discount on the Series D Preferred; see Note 6 to the Condensed Consolidated Financial Statements (Unaudited) contained in this Report.  Interest expense of $309,139 for the nine months ended September 30, 2009 included $136,465 of debt discount expense.

Net Loss:

Net loss for the nine months ended September 30, 2010 was $1,287,511.  This loss is net of the $1,241,912 additional compensation received from CarePayment, LLC, whereby CarePayment, LLC reimbursed the Company for an amount equal to the Company’s actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010 in accordance with the servicing agreement.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, the Company had $1,481,938 of cash and cash equivalents.  Cash used in operating activities during the nine-month period ended September 30, 2010 was $45,496 compared to $197,462 used in the same period a year ago. Cash used in operating activities during the first nine months of 2010 included a net loss of $1,287,511 offset by non-cash activity of $664,710, which included depreciation and amortization of $417,408, accretion of the discount on the Series D Preferred Stock of $220,521, and stock-based compensation expense of $26,781, and further offset by a net change in operating assets and liabilities of $577,305.  The primary components of the change in operating assets and liabilities were an increase in accounts payable and accrued liabilities of $593,102 and accrued interest of $87,478 that provided cash for operating activities, which was offset by an increase in prepaid expense of $55,828 and accounts receivable of $42,177 due from CarePayment, LLC for fees due to the Company.

For the nine months ended September 30, 2010, the Company provided $87,167 in cash from investing activities compared to $0 for the same period in 2009.  The acquisition of Vitality provided $100,842 of cash, which was offset by loans receivable activity and the purchase of $7,200 of property and equipment.  The total consideration for the acquisition of Vitality was Series E Preferred Stock; Vitality had $100,842 in cash at the acquisition date.

For the nine months ended September 30, 2010, the Company provided $1,371,170 in cash from financing activities as compared to $100,000 of cash provided by financing activities during the first nine months of 2009.  During the nine-month period ending September 30, 2010, the Company received a payment of $2,000,000 from Founders Fund for the purchase of Series D Preferred Stock and $65,360 of proceeds from the exercise of warrants.  These proceeds were offset by the use of $694,190 to repay notes payable.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not designed at a reasonable assurance level nor are they effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required, and that such information is not accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company restarted operations on January 1, 2010 and has not had sufficient time or financial resources to design and implement adequate disclosure controls and procedures.  The Company is in the process of doing so, and anticipates that it will complete these activities during 2010.

There were no changes to the Company’s internal controls during the three months ended September 30, 2010.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time the Company may become involved in ordinary, routine or regulatory legal proceedings incidental to the Company’s business.  On July 7, 2010, a former employee of Vitality filed a complaint in the Superior Court of California for Orange County, alleging breach of contract, breach of fiduciary duty, fraud, and negligent misrepresentation against Vitality and its officers.  The plaintiff seeks damages relating to unexercised stock option grants and other matters related to the sale of Vitality to the Company.  The Company believes the claim is without merit and does not believe that the claim will have a material impact on the Company’s financial position or results of operations.  As of the date of this Report, the Company is not engaged in any other legal proceedings nor is the Company aware of any other pending or threatened legal proceedings that, singly or in the aggregate, could have a material adverse effect on the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.  EXHIBITS

(a) Exhibits:

31.1(1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREPAYMENT TECHNOLOGIES, INC.
Dated: November 15, 2010	(Registrant)

/s/ PATRICIA J. BROWN
Patricia J. Brown
Chief Financial Officer