Form 10-K/A
period 2009-12-31
CarePayment Technologies, Inc.
filed 2010-12-21
CIK 1142406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 001-16781

microHelix, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Oregon	91-1758621
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5300 Meadows, Suite 400, Lake Oswego, Oregon	97035
(Address of Principal Executive Offices)	(Zip Code)

(Issuer's Telephone Number, Including Area Code): (503) 419-3505

Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Class A Warrants to purchase one share of common stock	None

Securities registered under Section 12(b) of the Exchange Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐ No  ☑

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

There were 1,383,286 shares of the issuer's Common Stock outstanding as of March 5, 2010.

Transitional Small Business Disclosure Format: Yes ☐ No ☑

EXPLANATORY NOTES

Amendment to Annual Report. This Amendment No. 1 (this "Amendment") on Form 10-K/A is being filed in response to comments the Registrant received from the Staff of the Securities and Exchange Commission (the "Commission" or the "SEC") regarding the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as originally filed with the SEC on March 31, 2010 (the "Original Form 10-K").  This Amendment amends and restates the Original Form 10-K in its entirety to provide a complete presentation.

Except as necessary to respond to the Staff's comments or as explained in these Explanatory Notes, the Registrant has not modified or updated disclosures presented in the Original Form 10-K.  Accordingly, this Amendment does not reflect events occurring after the date of filing of the Original Form 10-K or modify or update those disclosures, including the exhibits to the Original Form 10-K, affected by subsequent events. As such, this Amendment should be read in conjunction with the Original Form 10-K and the Registrant's other reports filed with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to those filings.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), currently dated certifications by the Registrant's principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Reverse Stock Split.  On March 31, 2010, at the annual meeting of the shareholders, the Company’s shareholders voted to amend the Company’s Amended and Restated Articles of Incorporation, as amended (the “Articles”), to effect a reverse stock split (the “Reverse Stock Split”) of our Common Stock.  Pursuant to the Reverse Stock Split, each ten shares of Common Stock held by a shareholder immediately prior to the Reverse Stock Split were combined and reclassified as one share of fully paid and nonassessable Common Stock.  The consolidated financial statements and the information in this report have been retroactively restated to reflect share and per share data related to such Reverse Stock Split for all periods presented.

Potential Liability Regarding Exchange Act Reporting Deficiencies.  We stopped filing Exchange Act reports in June 2007 in connection with the surrender of our assets to our secured creditors.  Starting in March 2009, our Board of Directors was actively seeking opportunities to acquire a business or assets sufficient to operate a business.   Therefore, in March 2009 we again started filing reports under the Exchange Act; at that time, we filed all annual and quarterly reports that would have been due during the period from June 2007 to March 2009.  We did not, however, file current reports on Form 8-K to disclose reportable events that occurred during that period, including the following reportable events:

•	Effective June 16, 2007, Steven G. Ashton resigned as our President, CEO and Assistant Secretary. Effective June 18, 2007, our Board of Directors appointed James E. Horswill as our President.

•	Effective November 28, 2007, James M. Williams resigned as our sole director and the Board of Directors appointed James E. Horswill to replace him.

•
On December 11, 2007, we held the 2007 annual meeting of shareholders at which our shareholders voted upon the election of Mr. Horswill as our director, to serve until the next annual meeting of the shareholders.  At that meeting, 959,190 shares of our common stock were voted in favor of Mr. Horswill's election.  There were no votes withheld, abstentions or broker nonvotes with respect to the matter voted on at the annual meeting.  No proxies were solicited in connection with this meeting.

•
On January 15, 2008, we held a special meeting of shareholders at which our shareholders voted upon an amendment to our Articles, to increase the number of authorized shares of common stock to 75,000,000 and to increase the number of authorized shares of preferred stock to 10,000,000.  At that meeting, 861,642 shares of our common stock and 279,070 shares of our Series C Preferred Stock, voting as separate voting groups, were voted in favor of the amendment.  There were no votes cast against, abstentions or broker nonvotes with respect to the matter voted on at the special meeting.  No proxies were solicited in connection with this meeting.

•
On March 19, 2008, we held a special meeting of shareholders at which our shareholders voted upon:  (1) the election of each of Thomas A. Sidley and Donald H. Megrath as directors, each to serve until the next annual meeting of the shareholders, and (2) an amendment to the Articles to approve a 15-for-1 reverse stock split of our common stock.  At that meeting, a total of 124,955 shares of our common stock and Series C Preferred Stock (voting on an as-converted basis), voting as a single voting group, voted in favor of Mr. Sidley's and Mr. Megrath's election, and a total of 106,351 shares of our common stock and 279,070 shares of our Series C Preferred Stock, voting as separate voting groups, were voted in favor of the amendment to the Articles.  There were no votes cast against, withheld, abstentions or broker nonvotes with regard to any of the matters voted on at the special meeting.  No proxies were solicited in connection with this meeting.

•
On June 27, 2008, we entered into an Advisory Services Agreement with Aequitas Capital Management, Inc. ("Aequitas") pursuant to which we pay Aequitas a monthly fee of $15,000 in exchange for Aequitas providing us with strategy development, strategic planning, marketing, corporate development and other advisory services.  We also agreed to pay Aequitas a success fee of up to 5% upon completion of debt or equity placements or acquisitions of targets identified by Aequitas.  We can terminate the Advisory Services Agreement upon six months' notice.

•
On June 27, 2008, we entered into a Third Amendment to Agreement Regarding Amendment of Promissory Note and Third Amended and Restated Promissory Note, each with MH Financial Associates, LLC ("MH Financial"), pursuant to which MH Financial made an additional loan to us of up to $500,000.  In connection with that additional loan, we delivered to MH Financial warrants to purchase up to 106,667 shares of our common stock.

We believe we have been current in our Exchange Act report filings since March 2009.

Based on our belief that none of our securities were registered under the Exchange Act since at least June 2007, we have referred to filing our Exchange Act reports "voluntarily" since that time.   As explained below, however, we may have been required to file Exchange Act reports through August 2010 and therefore should not have referred to filing any prior Exchange Act reports on a voluntary basis. We have revised our disclosures in this Annual Report on Form 10-K/A to remove all references to "voluntary" reporting.

In connection with our initial public offering in November 2001, we registered under Section 12(b) of the Exchange Act our common stock, Class A Warrants to purchase our common stock, Class B Warrants to purchase our common stock and units consisting of our common stock and such warrants.  Immediately following our initial public offering our securities were listed on the Boston Stock Exchange.

All of our securities, other than our Class A Warrants, were then deregistered under Section 12(b) of the Exchange Act during 2002 or 2005.   Our Class A Warrants were overlooked and were not deregistered until August 2010.  None of our Class A Warrants were ever exercised and they expired by their terms in November 2003.  We may have potential monetary liability to investors who traded in our common stock during the period from June 2007 through March 2009 to the extent that, as a result of our failure to deregister the Class A Warrants before August 2010, we were required to file Exchange Act reports during that period but did not do so.  We can provide no assurance that any such potential liability would not be materially adverse to us.

Additionally, certain of our Exchange Act reports filed since January 1, 2005 have incorrectly identified our securities as registered under Section 12(g), rather than Section 12(b), of the Exchange Act.  No class of our securities has ever been held of record by more than 300 persons and, therefore, no class of our securities has ever been registered, or required to be registered, under Section 12(g).  Prior references to registration under Section 12(g) in our Exchange Act filings were in error.

PART I

This Annual Report on Form 10-K contains forward-looking statements.  Such statements reflect management's current view and estimates of future economic and market circumstances, industry conditions, company performance and financial results.  Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are subject to risks and uncertainties that could cause our future results to differ materially from the results discussed herein.  Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K.  We do not intend, and undertake no obligation, to update any such forward-looking statements to reflect events or circumstances that occur after the date of this filing.

Item 1.  Business

Overview

microHelix, Inc ("we," "us," "our," "microHelix" or the "Company”) was incorporated as an Oregon corporation in 1991.  From inception until September 28, 2007, we manufactured custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets.  We were experiencing considerable competition by late 2006 as our customers aggressively outsourced competing products from offshore suppliers.  In the first quarter of 2007, a customer that accounted for over 30% of our revenues experienced a recall of one of its major products by the U.S. Food and Drug Administration.  As a result the customer cancelled its orders with us, leaving us with large amounts of inventory on hand and significantly reduced revenue.

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

Following September 2007 and continuing until December 31, 2009, we had no operations.  Our Board of Directors, however, determined to maintain us as a shell company to seek opportunities to acquire a business or assets sufficient to operate a business.  To help facilitate our search for suitable business acquisition opportunities, among other goals, on June 27, 2008 we entered into an advisory services agreement with Aequitas Capital Management, Inc. (“Aequitas”) to provide us with strategy development, strategic planning, marketing, corporate development and other advisory services.  In exchange for the services to be provided by Aequitas under that agreement, we issued to Aequitas warrants to purchase 106,667 shares of our Common Stock at an exercise price of $0.01 per share.

Effective at the end of December 2009, we acquired certain assets and rights that enabled us to begin building a business that services accounts receivable for other parties.  The assets and rights we acquired had been previously developed by Aequitas and its affiliate, CarePayment, LLC (“CarePayment”), under the CarePayment® brand for servicing accounts receivable generated by hospitals in connection with providing health care services to their patients.  The assets and rights we acquired included the exclusive right to administer, service and collect patient accounts receivables generated by hospitals and purchased by CarePayment or its affiliates, and a proprietary software product that is used to manage the servicing.  Typically CarePayment or one of its affiliates purchase patient accounts receivables from hospitals and we then administer, service and collect them on behalf of CarePayment for a fee.  Although we intend to grow our business to include servicing of accounts receivable on behalf of other parties, currently CarePayment is our only customer.

Acquisition Agreements

We acquired the assets and rights to begin building our receivables servicing business through a number of agreements that were effective on December 30 and 31, 2009.  We, Aequitas and CarePayment formed an Oregon limited liability company called WS Technologies LLC ("WS Technologies").  We contributed shares of our newly authorized Series D Convertible Preferred Stock ("Series D Preferred") and warrants to purchase shares of our Class B Common Stock (“Class B Warrants”) to WS Technologies.  Aequitas and CarePayment contributed to WS Technologies the CarePayment® assets and rights described in the foregoing paragraph.  WS Technologies then distributed the shares of Series D Preferred to Aequitas and CarePayment, and the Class B Warrants to CarePayment to redeem all but half of one membership unit (a "Unit") held by each of them.  Following these transactions, we own 99% of WS Technologies, and Aequitas and CarePayment each own 0.5% of WS Technologies.

Prior to the transactions described above and below, the assets we acquired were owned by various entities affiliated with Aequitas. Aequitas, an investment management company, was performing the servicing function on behalf of CarePayment as an administrative process without dedicated management.  We have hired management with the necessary operational expertise to develop a strategic plan to effectively utilize the acquired assets, develop processes, and provide supervision and staff training.

The Company does not consider the assets acquired to be a "business" as defined in the instructions to Form 10-K.  Rather, the Company completed the acquisition of disparate assets from two different sources in an attempt to create a business under which the Company can begin to operate again.  Therefore, no financial statements for those assets have been included with this Form 10-K.

Aequitas and CarePayment are affiliates of each other due to their common control by Aequitas Holdings, LLC (“Holdings”).  Aequitas is a wholly owned subsidiary of Holdings.  CarePayment is a wholly owned subsidiary of Aequitas Commercial Finance, LLC (“ACF”), which itself is a wholly owned subsidiary of Holdings.  On December 30, 2009, prior to the contribution of assets, Holdings and its affiliates owned 13.1% of the Company’s common stock and controlled 46.3% of the Company on a fully diluted basis.

The agreements related to the creation of WS Technologies are:

•
Contribution Agreement (the "Aequitas Contribution Agreement") dated December 30, 2009 between WS Technologies and Aequitas Capital Management, Inc. ("Aequitas").  Under the Aequitas Contribution Agreement, Aequitas, which controlled approximately 46% of our capital stock at the time, contributed the exclusive right to service and receive compensation and origination fees for all receivables owned and acquired  in the future by CarePayment together with certain assets required to perform that service, including the CarePayment proprietary accounting software system (the "Software"). In exchange for that contribution, WS Technologies issued Units representing a 28% ownership interest in WS Technologies to Aequitas.

•
Contribution Agreement (the "CarePayment Contribution Agreement") dated December 30, 2009 between WS Technologies and CarePayment.  Under the CarePayment Contribution Agreement, CarePayment contributed the service marks CarePayment® and CarePayment.com and the Internet domain name "CarePayment.com."  In exchange for that contribution, WS Technologies issued Units representing a 22% ownership interest in WS Technologies to CarePayment.  WS Technologies intends to use the CarePayment brand in the ordinary course of its business and in connection with providing services to its customers.

•
Contribution Agreement (the "microHelix Contribution Agreement") dated December 30, 2009 between WS Technologies and the Company.  Under the microHelix Contribution Agreement, we contributed 1,000,000 shares of our Series D Preferred and warrants to purchase 6,510,092 shares of our newly authorized Class B Common Stock at an exercise price of $0.01 per share (the "Class B Warrants").  In exchange for that contribution, WS Technologies issued Units representing a 50% ownership interest in WS Technologies to us.  The Class B Warrants expire on December 31, 2014.  As described above, WS Technologies subsequently distributed the Class B Warrants to CarePayment in connection with redeeming all but one-half of one Unit held by CarePayment in WS Technologies (see the description of the CarePayment Redemption Agreement below).

•
Servicing Agreement (the "Servicing Agreement") dated December 31, 2009 between WS Technologies and CarePayment.  Under the Servicing Agreement, CarePayment granted WS Technologies the exclusive right to collect, administer and service all receivables purchased or controlled by CarePayment or its affiliates.  CarePayment also appointed WS Technologies as a non-exclusive originator of receivables purchased or controlled by CarePayment, including the right to negotiate with hospitals on behalf of CarePayment with respect to the collection, administration and servicing of receivables purchased by CarePayment or its affiliates from hospitals.  The term of the Servicing Agreement ends on December 31, 2034.

•
Royalty Agreement ("Royalty Agreement") dated December 31, 2009 between WS Technologies and Aequitas.  Under the Royalty Agreement, WS Technologies pays Aequitas a royalty based on new products ("Products") developed by WS Technologies or co-developed by WS Technologies and Aequitas that are based on or use the Software.  The royalty is calculated as either (i) 1.0% of the net revenue received by WS Technologies and generated by the Products that utilize funding provided by Aequitas or its affiliates or (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by WS Technologies that do not utilize such funding.

•
Trademark License Agreement ("Trademark License") dated December 31, 2009 between WS Technologies and Aequitas Holdings.  Under the Trademark License, WS Technologies granted the non-exclusive use of the CarePayment name and service mark to Aequitas Holdings and its affiliates.  Aequitas Holdings may also sublicense the use of the CarePayment name and trademark to its business partners that are involved in the marketing and sale of Aequitas Holdings’ products or joint products with those business partners.

•
Administrative Services Agreement dated December 31, 2009 (the "Administrative Services Agreement") between Aequitas and WS Technologies.  Under the Administrative Services Agreement, Aequitas provides WS Technologies management support services such as accounting, financial services, human resources and information technology services.  The total fee for the services is approximately $65,100 per month.  The fees will increase by 3% on January 1 of each year, beginning January 1, 2011.  Either party may change the services (including terminating a particular service) upon 180 days prior written notice to the other party; the Administrative Services Agreement is terminable by either party on 180 days notice.

•
Redemption Agreement dated December 31, 2009 between WS Technologies and Aequitas (the "Aequitas Redemption Agreement").  Under the Aequitas Redemption Agreement, WS Technologies redeemed all but half of one Unit of WS Technologies held by Aequitas in WS Technologies in exchange for 600,000 shares of Series D Preferred.

•
Redemption Agreement dated December 31, 2009 between WS Technologies and CarePayment (the "CarePayment Redemption Agreement").  Under the CarePayment Redemption Agreement, WS Technologies redeemed all but half of one Unit of WS Technologies held by CarePayment in WS Technologies for 400,000 shares of Series D Preferred and the Class B Warrants.

•
Sublease Agreement ("Sublease") dated December 31, 2009 between WS Technologies and Aequitas.  WS Technologies leases certain office space and personal property from Aequitas pursuant to the Sublease.  The rent for the real property is $12,424 per month, and will increase by 3% each year beginning January 1, 2011.  The rent for the personal property is $6,262 per month, and WS Technologies also pays all personal property taxes related to the personal property it uses under the Sublease.  The term of the Sublease ends on October 31, 2014.

•
First Amendment to the Third Amended and Restated Promissory Note (the "Note Amendment") dated December 31, 2009 between microHelix and MH Financial Associates. Under the terms of the Note Amendment, MH Financial extended the maturity date of the Third Amended and Restated Promissory Note (the "MH Note") to December 31, 2011.  In addition, the interest rate on the principal amounts outstanding under the MH Note will be decreased from 20% to 8% per annum after the Company makes a $400,000 payment of principal under the MH Note.  The MH Note, as amended by the Note Amendment, continues to be secured by substantially all of the assets of the Company.

•
First Amendment to Multiple Advance Promissory Note (the "Amended Aequitas Note") dated December 31, 2009 among microHelix, Moore Electronics, Inc. and Aequitas.  Under the Amended Aequitas Note, the maximum principal amount microHelix may borrow was increased to $360,000, and the maturity date was extended to March 31, 2010.

•
Investor Rights Agreement ("Investor Rights Agreement") dated December 31, 2009 among microHelix, Aequitas and CarePayment.  Under the Investor Rights Agreement, microHelix agreed that, as long as Aequitas and CarePayment (or their affiliates) own securities in microHelix, microHelix will pay all expenses incurred by Aequitas and CarePayment in connection with the preparation and filing with the SEC of reports or other documents related to microHelix or any securities owned by Aequitas and CarePayment in microHelix.  In addition, if microHelix fails to redeem the Series D Preferred by January 31, 2013 in accordance with Section 4.1(b) of the Certificate of Designation for the Series D Preferred, (i) Aequitas will have the right to exchange all of its shares of Series D Preferred for 55.5 Units of WS Technologies, and CarePayment or its assignee will have the right to exchange all of its shares of Series D Preferred for 42.5 Units, which could result in Aequitas and CarePayment together owning 99% of WS Technologies.

Following the transactions described above, our current corporate structure and relationships with certain affiliates are depicted in the following diagram:

•	Aequitas controls approximately 46% of the issued and outstanding shares of the Company’s Common Stock on a fully-diluted basis.
•	The Company also owns Moore Electronics, Inc., which is a non-operating subsidiary.

The Receivables Servicing Business and Competition

On January 1, 2010 and as a result of the transactions described above, our subsidiary, WS Technologies began building a business to service hospital patient receivables for an affiliate of the Company, CarePayment.

Generally, a majority of a hospital's accounts receivable are paid by medical insurance, Medicare and Medicaid.  The balance of accounts receivable due directly from the patient is not always a priority for many hospitals, due primarily to the effort and expense required to collect those balances from individual patients. CarePayment, acting alone or through its affiliates, purchases patient receivables from hospitals.  Our subsidiary, WS Technologies, administers, services and collects the receivables on behalf of CarePayment; CarePayment retains ownership of the receivables.

A patient whose health care receivable is acquired by CarePayment becomes a CarePayment® finance card customer and is issued a CarePayment® card, which has an initial outstanding balance equal to the receivable purchased by CarePayment.  Balances due on the CarePayment ® card are generally payable over 25 months with no interest.  From the customer's perspective, the CarePayment ® card functions much like a credit card even though WS Technologies advances no credit to the customer.  In addition to servicing these receivables, WS Technologies analyzes potential receivable acquisitions for CarePayment and recommends a course of action when it determines that collection efforts for existing receivables are no longer effective.

In exchange for its services, WS Technologies receives origination fees at the time CarePayment purchases and delivers receivables to WS Technologies for servicing, a monthly servicing fee based on the total principal amount of receivables being serviced, and a quarterly fee based upon a percentage of CarePayment's quarterly net income, adjusted for certain items.  WS Technologies’ servicing agreement with CarePayment provides for CarePayment to pay additional compensation during the first six months of 2010 to cover the Company’s start up costs as WS Technologies begins building a receivables servicing business.  This compensation is equal to the Company's actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010.

The market for servicing hospital patient receivables is intensely competitive.  We face competition from many servicing and collections companies and other technology companies that operate within segments of the revenue and payment cycle markets.  Many of our competitors are significantly larger than us and have greater financial resources than we do.

WS Technologies contracts with various vendors to issue the CarePayment® finance card product, send customer statements, accept payments, and transmit all transaction history back to WS Technologies.  Since WS Technologies is responsible for the CarePayment® finance card's compliance with various laws and regulations relating to consumer credit, these vendors are selected for their specific expertise in such areas.

Aequitas is an affiliate of MH Financial, one of the Company's largest shareholders.  The Company's two board members, Mr. Thomas Sidley and Mr. Donald Megrath, are affiliates of Aequitas.

MicroHelix issued 1,000,000 shares of Series D Preferred and the Class B Warrants to WS Technologies pursuant to the microHelix Contribution Agreement described in Item 1 above.  Holders of the Series D Preferred are entitled to receive a preferred dividend of $0.50 per share per annum when, as and if declared, and a liquidation preference of $10 per share, plus cumulative unpaid dividends.  The Company may redeem all of the Series D Preferred at any time upon ten days' prior written notice, and is required to redeem all of the Series D Preferred in January 2013 at a purchase price equal to the liquidation preference in effect on January 1, 2013.  If the Company is unable to redeem the Series D Preferred with cash or other immediately available funds for any reason, the Company will cause WS Technologies to issue to the holders of the Series D Preferredan aggregate 99% ownership interest in the equity of WS Technologies as consideration for the redemption of the Series D Preferred.

The Class B Warrants are exercisable at a price of $0.01 per share of Class B Common Stock, and expire on December 31, 2014.  The Company has agreed to use commercially reasonable efforts to call as soon as possible a shareholders’ meeting for the purpose of amending its Articles to include enough authorized shares of Class B Common Stock to permit exercise of the Class B Warrants in full.  The Class B Warrants may not be exercised until such an amendment has been completed.  If, for any reason, the Company does not authorize Class B Common Stock, then the Class B Warrants will be exercisable for shares of Common Stock.  The Company intends that new Class B Common Stock will have preferential voting rights and the ability to elect a majority of the Company's Board of Directors.  Existing shareholders are expected to receive shares of Class A Common Stock which the Company anticipates will have one vote per share and will have the right to elect a minority of the Board of Directors.

On December 22, 2009, MH Financial elected to convert all of its shares of Series C Preferred Stock into 18,605 shares of Common Stock.

On December 30, 2009, MH Financial exercised a warrant to purchase 308,486 shares of Common Stock, Aequitas exercised a warrant to purchase 106,667 shares of Common Stock, Aequitas Catalyst Fund, LLC exercised warrants to purchase a total of 436,660 shares of Common Stock, Thurman Holdings I, LP exercised warrants to purchase a total of 282,287 shares of Common Stock, and CTK Capital Corporation exercised a warrant to purchase 33,238 shares of Common Stock.

The issuance of the Series D Preferred, the Class B Warrants and the Common Stock issuable upon exercise of warrants described above was exempt from registration under the Securities Act of 1933, as amended (the " Securities Act"), and microHelix amended its Amended and Restated Articles of Incorporation, as amended, on December 30, 2009 by filing a Certificate of Designation with the Oregon Secretary of State designating 1,200,000 shares of its Preferred Stock as Series D Preferred.  One million shares of Series D Preferred were issued to WS Technologies on December 30, 2009.  WS Technologies transferred 600,000 shares of the Series D Preferred to Aequitas pursuant to the Aequitas Redemption Agreement, and it transferred 400,000 shares of the Series D Preferred to CarePayment pursuant to the CarePayment Redemption Agreement.  The rights of the holders of microHelix's Common Stock may be materially limited by the issuance of Series D Preferred in that the Series D Preferred holders have superior liquidation preferences over the Common Stock holders in the event of any liquidation, dissolution or winding up of microHelix, either voluntary or involuntary.  In any such event, the assets of microHelix would be distributed in the following order:

•
First, to the holders of the Series D Preferred until they receive an amount equal to $10.00 per share (as adjusted for stock splits, stock dividends, reclassification and the like), plus all cumulative but unpaid dividends for each share of Series D Preferred then held by them.  The holders of the Series D Preferred will be entitled to receive a cumulative annual dividend of $0.50 per share.

•	Second, any remaining assets of microHelix would be distributed pro rata to the holders of Common Stock based on the number of shares of Common Stock then held by each holder.

Patents and Intellectual Property

WS Technologies owns the CarePayment® proprietary accounting software system, which it uses to collect hospital accounts receivable.  The Company had no patents or patent applications pending as of the date of this report.

The Company currently owns the trademark "MICROHELIX" that is listed on the principal register of the United States Patent and Trademark Office. Effective with the agreements entered into on December 30, 2009, WS Technologies owns the trademark, “CarePayment®,” the service mark “CarePayment.com” and the Internet domain name “CarePayment.com.”

The Company's intellectual property also includes common law trademarks, service marks and trade names.

Employees

The Company had 21 full-time employees and no part-time employees in the United States as of March 31, 2010.  Of these 21 employees, 13 engage in collection activities as part of the WS Technologies' servicing department, five engage in sales and marketing activities for WS Technologies, and one provides various administrative support services.  The remaining two employees are executives who provide management-level services to us.

We and WS Technologies outsource certain administrative support services to Aequitas pursuant to the terms of an Administrative Services Agreement dated December 31, 2009.  Such services include accounting, treasury, budgeting and other financial services, financial reporting and tax planning services, human resources services and information technology services.

Where You Can Find More Information

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

The Company's only operating assets are held by its subsidiary WS Technologies, which itself has only one line of business.  We have no significant assets or financial resources other than WS Technologies.

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

The provision of hospital receivables  servicing is a new business for the Company.  We have no experience in such a business.  Although we hired certain employees from Aequitas who have previously provided such services to CarePayment, there is no assurance that we will be able to provide satisfactory services to CarePayment through such employees, or such other employees or contractors as we may retain.

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

Some hospitals perform the services we offer for themselves, or plan to do so, or belong to alliances that perform such services, or plan to do so.  The ability of hospitals to replicate our services may adversely affect the terms and conditions the Company is able to negotiate in agreements with hospitals, or may prevent the Company from negotiating any such agreements.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is no established public trading market for the Company's securities.  As of the date of this report the Company's Common Stock trades on the "pink sheets" under the symbol MHLN.PK.  The table below sets forth for the periods indicated the high and low bid prices for the Common Stock as reported by NASDAQ from January 1, 2008 through December 31, 2009.  The prices in the table are the high and low bid prices as reported by NASDAQ, adjusted to reflect the impact of the 1 for 15 reverse stock split of the Company's Common Stock on March 19, 2008 and the 1 for 10 reverse stock split approved by the Company’s shareholders at the annual meeting of the shareholders on March 31, 2010.

The prices shown represent interdealer prices without adjustments for retail mark-ups, mark-downs or commissions and consequently may not represent actual transactions.

Common Stock "MHLN.PK"

2009 Fiscal Quarters	High	Low
First Quarter	$1.00	$1.00
Second Quarter	$1.00	$1.00
Third Quarter	$1.00	$0.20
Fourth Quarter	$0.70	$0.15

2008 Fiscal Quarters	High	Low
First Quarter	$3.00	$1.20
Second Quarter	$2.25	$2.25
Third Quarter	$6.00	$1.80
Fourth Quarter	$4.50	$0.02

Dividends

Holders of shares of Common Stock are entitled to receive such dividends, if any, as may be declared by the Company's Board of Directors out of funds legally available therefor and, upon the Company's liquidation, dissolution or winding up, are entitled to share ratably in all net assets available for distribution to such shareholders.  The holders of the Company's Series D Preferred have superior liquidation rights over the holders of the Common Stock.  The Company has not, to date, declared or paid any cash dividends to its Common Stock holders.

Recent Sales of Unregistered Securities

Other than as reported in our quarterly reports on Form 10-Q and current reports on Form 8-K, we did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2009.

Shareholders of Record

As of December 31, 2009, there were approximately 60 shareholders of record of the Company's Common Stock.  There are two shareholders of record of the Company’s Series D Preferred.

Securities Authorized for Issuance Under Equity Compensation Plans

Effective February 10, 2010, the Company's Board of Directors adopted the microHelix, Inc. 2010 Stock Incentive Plan (the "Plan").  The Plan will be administered by a committee of the Board of Directors, or if the Board of Directors has not appointed a committee, the Board of Directors.  The Company's employees and directors are eligible to receive awards under the Plan.  The Plan authorizes the award of stock options (which may constitute incentive stock options or non statutory stock options) and restricted stock.  The Company is authorized to issue up to 878,339 shares of the Company's Common Stock under the Plan, subject to adjustment as provided in the Plan.

Item 6.  Selected Financial Data

Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

All of the references to share and per share data below have been retroactively restated to reflect the reverse stock split for all periods presented due to the 1 for 15 reverse stock split approved by the Company's shareholders at a special meeting of shareholders on March 19, 2008 and the 1 for 10 reverse stock split approved by the Company’s shareholders at the annual meeting of the shareholders on March 31, 2010.

Overview

microHelix, Inc. (“we,” “us,” “our,” “microHelix” or the “Company”) was incorporated as an Oregon corporation in 1991.  From inception until September 28, 2007, we manufactured custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets.  We were experiencing considerable competition by late 2006 as our customers aggressively outsourced competing products from offshore suppliers.  In the first quarter of 2007, a customer that accounted for over 30% of our revenues experienced a recall of one of its major products by the U.S. Food and Drug Administration.  As a result the customer cancelled its orders with us, leaving us with large amounts of inventory on hand and significantly reduced revenue.

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

Following September 2007 and continuing until December 31, 2009, we had no operations.  Our Board of Directors, however, determined to maintain us as a shell company to seek opportunities to acquire a business or assets sufficient to operate a business.  To help facilitate our search for suitable business acquisition opportunities, among other goals, on June 27, 2008 we entered into an advisory services agreement with Aequitas Capital Management, Inc. (“Aequitas”) to provide us with strategy development, strategic planning, marketing, corporate development and other advisory services.  In exchange for the services to be provided by Aequitas under that agreement, we issued to Aequitas warrants to purchase 106,667 shares of our Common Stock at an exercise price of $0.01 per share.

Effective at the end of December 2009, we acquired certain assets and rights that enabled us to begin building a business that services accounts receivable for other parties.  The assets and rights we acquired had been previously developed by Aequitas and its affiliate, CarePayment, LLC (“CarePayment”), under the CarePayment® brand for servicing accounts receivable generated by hospitals in connection with providing health care services to their patients.  The assets and rights we acquired included the exclusive right to administer, service and collect patient accounts receivables generated by hospitals and purchased by CarePayment or its affiliates, and a proprietary software product that is used to manage the servicing.  Typically CarePayment or one of its affiliates purchase patient accounts receivable from hospitals and then we administer, service and collect them on behalf of CarePayment for a fee.  Although we intend to grow our business to include servicing of accounts receivable on behalf of other parties, currently CarePayment is our only customer.

To facilitate building the business, on December 30, 2009, we, Aequitas and CarePayment, LLC formed an Oregon limited liability company, WS Technologies LLC (WS Technologies”).  We contributed shares of our newly authorized Series D Convertible Preferred Stock ("Series D Preferred") and warrants to purchase shares of our Class B Common Stock (the “Class B Warrants”) to WS Technologies.  Aequitas and CarePayment contributed to WS Technologies the CarePayment® assets and rights described in the foregoing paragraph.  WS Technologies then distributed the shares of Series D Preferred to Aequitas and CarePayment, and the Class B Warrants to CarePayment to redeem all but half of one membership unit (a "Unit") held by each of them.  Following these transactions, we own 99% of WS Technologies, and Aequitas and CarePayment each own 0.5% of WS Technologies as of December 31, 2009.

See Item 1 for additional information regarding the Company’s business.

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

Revenue recognition — The Company’s revenue is primarily related to a servicing agreement with CarePayment.  Origination fee revenue is recognized at the time CarePayment funds its purchased receivables and the Company assumes responsibility for servicing these receivables; a servicing fee is recognized monthly based on the total funded receivables being serviced by the Company; and a percentage of CarePayment’s quarterly net income is accrued for the current quarter in accordance with the servicing agreement.

Warrants to purchase the Company’s stock — The fair value of warrants to purchase the Company’s stock issued for services or in exchange for assets is estimated at the issue date using the Black-Scholes model.

Results of Operations

Year ended December 31, 2009 compared with year ended December 31, 2008

The Company had no business activity during 2009 or 2008.  See Item 1 – Overview.

Total operating expenses, which included only general and administrative expenses, were $403,300 in 2009, compared to $4,061,564 in 2008.  The decrease was due primarily to warrants issued to Aequitas for financial advisory services during 2008.

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

On June 27, 2008 the Company refinanced a promissory note from MH Financial by issuing a note payable (the "MH Note") to MH Financial in the amount of $977,743.  The loan amount included $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 27, 2009, and $100,000 on November 6, 2009.   Effective as of the date of this refinance, interest accrued on the outstanding principal balance of the MH Note at a rate of 20% per annum.  The original maturity date of the MH Note was December 27, 2008.  As a condition of the December 31, 2008 advance, the maturity date was extended to December 27, 2009.  On December 31, 2009, the Company was granted a note extension to December 31, 2011.    In addition, under the terms of that amendment, the interest rate on the principal amount outstanding under the MH Note will be decreased from 20% to 8% per annum after the Company makes a $400,000 payment of principal under the MH Note.  The MH Note continues to be secured by substantially all the assets of the Company.  Unless otherwise agreed or required by applicable law, payments will be applied first to expenses for which the Company is liable under the MH Note (including unpaid collection costs and late charges), next to accrued and unpaid interest, and the balance to principal.  In addition, the outstanding principal balance and all accrued and unpaid interest will be due and payable in the event of (x) a sale of all or substantially all of the assents of the Company, or (y) the transfer of ownership or beneficial interest, by merger or otherwise, of 50% or more of the stock of the Company.

As an additional consideration for the initial disbursement on June 30, 2008, the Company also issued warrants to purchase 746,667 shares of Common Stock at $0.01 per share to MH Financial.  MH Financial has assigned these warrants to certain of its investors as follows: (i) Aequitas Catalyst Fund, LLC: warrants to purchase 116,661 shares; (ii) Thurman Holdings 1, Limited Partnership: warrants to purchase 282,287 shares; (iii) NTC & Co. fbo Robert J. Jesenik: warrants to purchase 7,330 shares and (iv) CTK Capital Corporation, a corporation controlled by James M. Williams, former Chairman of the Company’s Board of Directors: warrants to purchase 33,238 shares.  These warrants were exercised on the dates noted below.

As additional consideration for the $100,000 advance on December 31, 2008, the Company issued warrants to purchase 106,667 shares of Common Stock at $0.01 per share.

As additional consideration for the $100,000 advance on February 27, 2009, the Company issued warrants to purchase 106,667 shares of Common Stock at $0.01 per share.

As additional consideration for the $100,000 advance on November 6, 2009, the Company issued warrants to purchase 106,667 shares of Common Stock at $0.01 per share.

All of the above reference warrants were exercised on December 30, 2009, except for the warrants in favor of NTC & Co. fbo Robert J. Jesenik, which were exercised on March 11, 2010.

In all of the above cases, warrants to purchase Common Stock were issued in reliance on Regulation D promulgated under the Securities Act, and we obtained representations from the investors as to their status as "accredited investors" as that term is defined in Regulation D.

On December 31, 2008, the Company entered into a multiple advance promissory note payable to Aequitas (the “Aequitas Note”).   The Aequitas Note is a multiple advance note, with a maximum advance amount of $360,000.  Effective December 31, 2009, there will be no additional advances made under the Aequitas Note and the Aequitas Note was amended to reflect modified payment and maturity date information.  Under these modified terms all amounts outstanding under the Aequitas Note are due and payable on the earliest of the following:  (a) March 31, 2010; (b) the closing of a loan or other financing provided to the Company by a senior lender or other source in an amount sufficient to pay off this note; (c) the closing of a private investment in public equity financing and/or any other financing event with gross proceeds to the Company in excess of $1,000,000; provided, however, that after the occurrence of an Event of Default, the outstanding principal and all accrued interest will be payable on demand.  Unless otherwise agreed or required by applicable law, payments will be applied first to expenses for which the Company is liable under the Aequitas Note (including unpaid collection costs and late charges), next to accrued and unpaid interest, and the balance to principal.  In addition, the outstanding principal balance and all accrued and unpaid interest will be due and payable in the event of (x) a sale of all or substantially all of the assets of the Company, or (y) the transfer of ownership or beneficial interest, by merger or otherwise, of 50% or more of the stock of the Company.

On January 15, 2010, the Company entered into agreements pursuant to which it may borrow up to a maximum of $500,000 from Aequitas Commercial Finance, LLC (“ACF”).  Through March 31, 2010, the Company was advanced $31,000 on January 14, 2010, which advance was repaid on February 12, 2010.  As of March 31, 2010, there are no outstanding advances under these agreements with ACF.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 31, 2010, except for the effects of the reverse stock split described in Notes 1 and 8, as to which the date is April 1, 2010.

microHelix, Inc.

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2009

	2008	2009
Assets
Current Assets:

Cash	$98,433	$69,097
Total current assets	98,433	69,097
Property and equipment, net	—	500,000
Servicing rights	—	9,550,000
Total assets	$98,433	$10,119,097
Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$744,542	$797,751
Accrued liabilities	257,515	324,082
Current portion of notes payable	694,161	294,190
Total current liabilities	1,696,218	1,416,023

Notes payable, net of current portion	—	988,275
Mandatorily redeemable preferred stock, no par value, 1,200,000 shares authorized, 1,000,000 shares issued and outstanding, liquidation preference of $10,000,000	—	8,805,140
Total liabilities	1,696,218	11,209,438

Shareholders' Deficit:

Preferred stock – Series C, convertible, no par value, 10,000,000 shares authorized, 279,070 and zero, shares issued and outstanding at December 31, 2008 and 2009, respectively	533,000	—

Common stock, no par value, 75,000,000 shares authorized, 197,343 and 1,383,286 shares issued and outstanding at December 31, 2008 and 2009, respectively	17,477,917	18,022,591
Additional paid-in capital	10,342,521	11,755,211
Accumulated deficit	(29,951,223)	(30,868,143)
Total shareholders' deficit	(1,597,785)	(1,090,341)

Total liabilities and shareholders' deficit	$98,433	$10,119,097

The accompanying notes are an integral part of these consolidated financial statements.

microHelix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2009

	2008	2009

Operating Expenses:
General and administrative	$4,061,564	$403,300
Total operating expenses	4,061,564	403,300

Loss from operations	(4,061,564)	(403,300)

Other income (expense):
Other income	30,785	—
Warrant valuation gain	62,822	—
Debt forgiveness	329,742	—
Interest expense	(775,064)	(513,620)
Total other income (expense)	(351,715)	(513,620)

Net loss	$(4,413,279)	$(916,920)

Loss per common share — basic and diluted	$(24.18)	$(4.49)
Weighted average number of shares outstanding — basic and diluted	182,535	204,345

The accompanying notes are an integral part of these consolidated financial statements.

microHelix, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
Years Ended December 31, 2008 and 2009

				Additional
	Stock		Preferred	Paid-In	Accumulated
	Shares	Amount	Stock Series C	Capital	Deficit	Total
Balance, December 31, 2007	96,634	$17,462,823	$533,000	$5,989,455	$(25,537,944)	$(1,552,666)
Common stock issued for exercise of warrants	100,623	15,094	—	—	—	15,094
Additional shares issued upon final calculation of reverse stock split	86	—	—	—	—	—
Warrants issued in conjunction with debt	—	—	—	754,095	—	754,095
Warrants issued for advisory services	—	—	—	3,598,971	—	3,598,971
Net loss for the year	—	—	—	—	(4,413,279)	(4,413,279)
Balance, December 31, 2008	197,343	17,477,917	533,000	10,342,521	(29,951,223)	(1,597,785)
Common stock issued for exercise of warrants	1,167,338	11,674	—	—	—	11,674
Warrants issued in conjunction with debt	—	—	—	167,830	—	167,830
Conversion of Series C Preferred Stock to common stock	18,605	533,000	(533,000)	—	—	—
Warrants issued for acquisition of business assets	—	—	—	1,244,860	—	1,244,860
Net loss for the year	—	—	—	—	(916,920)	(916,920)
Balance, December 31, 2009	1,383,286	$18,022,591	$—	$11,755,211	$(30,868,143)	$(1,090,341)

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

MICROHELIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business Activity

Nature of Operations— microHelix, Inc ("we," "us," "our," "microHelix" or the "Company”) was incorporated as an Oregon corporation in 1991.  From inception until September 28, 2007, we manufactured custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets.  We were experiencing considerable competition by late 2006 as our customers aggressively outsourced competing products from offshore suppliers.  In the first quarter of 2007, a customer that accounted for over 30% of our revenues experienced a recall of one of its major products by the U.S. Food and Drug Administration.  As a result the customer cancelled its orders with us, leaving us with large amounts of inventory on hand and significantly reduced revenue.

On May 31, 2007 we informed our three secured creditors, BFI Business Finance, VenCore Solution, LLC and MH Financial Associates, LLC ("MH Financial"), that we were unable to continue business operations due to continuing operating losses and a lack of working capital.  At that time we voluntarily surrendered our assets to these secured creditors, following which we and our wholly owned subsidiary, Moore Electronics, Inc. ("Moore"), operated for the benefit of the secured creditors until September 2007, when we ceased manufacturing operations and became a shell company.  MH Financial was at that time, and currently is, an affiliate of of ours due to its ownership of shares of our capital stock.

Following September 2007 and continuing until December 31, 2009, we had no operations.  Our Board of Directors, however, determined to maintain us as a shell company to seek opportunities to acquire a business or assets sufficient to operate a business.  To help facilitate our search for suitable business acquisition opportunities, among other goals, on June 27, 2008 we entered into an advisory services agreement with Aequitas Capital Management, Inc. (“Aequitas”) to provide us with strategy development, strategic planning, marketing, corporate development and other advisory services.  In exchange for the services to be provided by Aequitas under that agreement, we issued to Aequitas warrants to purchase 100,667 shares of our Common Stock at an exercise price of $0.01 per share.

Effective at the end of December 2009, we acquired certain assets and rights that enabled us to begin building a business that services accounts receivable for other parties.  The assets and rights we acquired had been previously developed by Aequitas Capital Management, Inc. (“Aequitas”) and its affiliate, CarePayment, LLC (“CarePayment”) under the CarePayment® brand for servicing accounts receivable generated by hospitals in connection with providing health care services to their patients.  The assets and rights we acquired included the exclusive right to administer, service and collect patient accounts receivables generated by hospitals and purchased by CarePayment or its affiliates, and a proprietary software product that is used to manage the servicing.  Typically CarePayment or one of its affiliates purchase patient accounts receivables from hospitals and we then administer, service and collect them on behalf of CarePayment for a fee.  Although we intend to grow our business to include servicing of accounts receivable on behalf of other parties, currently CarePayment is our only customer.

Aequitas and CarePayment are affiliates due to their common control by Aequitas Holdings, LLC (“Holdings”).  Aequitas is a wholly owned subsidiary of Holdings.  CarePayment is a wholly owned subsidiary of Aequitas Commercial Finance, LLC (“ACF”), which itself is a wholly owned subsidiary of Holdings.  On December 30, 2009, prior to the contribution of assets, Holdings and its affiliates owned 13.1% of the Company’s common stock and controlled 46.3% of the Company on a fully diluted basis.

We acquired the assets and rights to begin building our receivables servicing business through a number of agreements that were effective on December 30 and 31, 2009.  We, Aequitas and CarePayment formed an Oregon limited liability company called WS Technologies LLC ("WS Technologies").  We contributed shares of our newly authorized Series D Convertible Preferred Stock ("Series D Preferred") and warrants to purchase shares of our Class B Common Stock (the “Class B Warrants”) to WS Technologies.  Aequitas and CarePayment contributed to WS Technologies the CarePayment® assets and rights described in the foregoing paragraph.  WS Technologies then distributed the shares of Series D Preferred to Aequitas and CarePayment, and the Class B Warrants to CarePayment to redeem all but half of one membership unit (a "Unit") held by each of them.  Following these transactions, we own 99% of WS Technologies, and Aequitas and CarePayment each own 0.5% of WS Technologies.

On December 30, 2009, Aequitas and CarePayment contributed the following assets to WS Technologies, for which WS Technologies issued units representing 50% ownership interest:

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

2.	Accounting software, systems and processes required to perform the servicing

3.	The CarePayment® service mark and branding

On December 30, 2009, the Company contributed the following assets to WS Technologies, for which WS Technologies issued units representing 50% ownership interest:

1.
1,000,000 shares of Series D Preferred.  Series D Preferred shares are mandatorily redeemable in January 2013 and have a preferred dividend of $0.50 per annum, and a liquidation preference of $10.00 per share plus cumulative unpaid dividends.

2.	Warrants to purchase 6,510,092 shares of Class B Common Stock of the Company (the “Warrants”) at an exercise price of $0.01 per share, with an expiration date of December 31, 2014.

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

3.	The fair value of the Warrants was calculated using the Black Scholes model using the following assumptions:

Expected life (in years)	5
Expected volatility	42.00%
Risk-free interest rate	2.61%
Expected dividend	—

The resulting fair value was $1,244,860.

On December 31, 2009, WS Technologies redeemed from Aequitas and CarePayment all but one half unit each of their WS Technologies ownership units in exchange for all of the Company’s Series D Preferred and the Class B Warrants that were held by WS Technologies, resulting in the Company owning 99% of WS Technologies.  WS Technologies recorded the transaction at the fair value of the Series D Preferred and the Class B Warrants, and simultaneously wrote down the servicing rights and software to equal the fair value of the Series D Preferred and the Class B Warrants.  Additionally, the resulting value of the servicing rights and software assets were allocated first to the software at $500,000, which is based on actual development costs, less accumulated amortization, incurred by Aequitas, with the remaining value of $9,550,000 to servicing rights.  Management believes that the Aequitas unamortized cost approximates fair value for the software.

For purposes of these consolidated financial statements, the above described transactions were deemed to have occurred simultaneously on December 31, 2009.

On March 31, 2010, at the annual meeting of the shareholders, the Company's shareholders voted to amend the Articles to effect a reverse stock split (the “Reverse Stock Split”) of the Company's Common Stock. Pursuant to the Reverse Stock Split, each ten shares of Common Stock, issued and outstanding , held by a shareholder immediately prior to the Reverse Stock Split were combined and reclassified as one share of fully paid and nonassessable Common Stock.  The consolidated financial statements have been retroactively restated to reflect share and per share data related to such Reverse Stock Split for all periods presented.

2.  Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of microHelix, Inc. (including its MicroCoax Assembly Solutions division), its wholly owned subsidiary, Moore Electronics, Inc. (“Moore”), and its 99% owned subsidiary, WS Technologies.  All intercompany transactions have been eliminated.  Noncontrolling interest is not presented as the transaction forming WS Technologies was accounted for as an asset acquisition, as opposed to a business acquisition.

Reclassifications and restatements— On March 31, 2010, at the annual meeting of the shareholders, the Company's shareholders voted to amend the Articles to effect a reverse stock split (the “Reverse Stock Split”) of the Company's Common Stock. Pursuant to the Reverse Stock Split, each ten shares of Common Stock held by a shareholder immediately prior to the Reverse Stock Split were combined and reclassified as one share of fully paid and nonassessable Common Stock.  The consolidated financial statements have been retroactively restated to reflect share and per share data related to such Reverse Stock Split for all periods presented.

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

Concentration of Risk

Cash  — The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Cash and Cash Equivalents —  Cash and cash equivalents are stated at cost and include all highly liquid debt instruments with original maturities of three months or less which are not securing any debt or obligations.

Property and Equipment - Property and equipment is comprised of servicing software which is stated at original estimated fair value, net of amortization, which was $0 at December 31, 2009.  Amortization is computed using the straight-line method over the estimated useful lives of the assets.  The estimated useful life of the software is three years.  The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Servicing Rights — Servicing rights represent the fair value of the identifiable intangible assets associated with the acquisition of certain business assets .  Effective January 1, 2010, the cost associated with this asset will be amortized on a straight line basis over an estimated useful life of 25 years, which is based on the servicing agreement which expires in 2034.  The Company evaluates servicing rights for impairment annually or whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable by analyzing the undiscounted future cash flows under the servicing agreement with CarePayment.  For a description of the servicing agreement,  see Note 1.

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

Revenue Recognition — The Company had no sales in 2008 or 2009.  Beginning January 1, 2010, the Company will recognize revenue in conjunction with a servicing agreement with CarePayment.  The Company will receive a servicing fee equal to 5% annually of total funded receivables being serviced and an origination fee equal to 6% of the original balance of newly generated funded receivables.  The servicing agreement also provides that the Company will receive 25% of CarePayment’s quarterly net income, adjusted for certain items.  The Company recognizes revenue related to this agreement, which is evidence of an arrangement, at the time the services are rendered; the servicing fee is recognized as revenue monthly at 1/12 of the annual percent of the funded receivables being serviced for the month; the origination fee is recognized as revenue at the time CarePayment funds its purchased receivables and the Company assumes the responsibility for servicing these receivables; the 25% of CarePayment’s net income is recognized as revenue in the quarter that CarePayment records the net income.  The collectability of the revenue recognized from these related party transactions is considered reasonably assured.

Cost of revenue — Cost of revenue will be comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing billing, collections and payment processing servicing, and amortization of servicing rights and servicing software.

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

At December 31, 2009, the outstanding number of potentially dilutive common shares totaled 6,521,838 shares of Common Stock, consisting of warrants to purchase 6,521,838 shares of Common Stock.  At December 31, 2008, the outstanding number of potentially dilutive common shares totaled 984,357 shares of Common Stock, consisting of Series C Preferred Stock convertible into 18,605 shares of Common Stock, and warrants to purchase 965,752 shares of Common Stock.

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

On December 31, 2008, the Company entered into a multiple advance promissory note payable to Aequitas.  The note is a multiple advance note, with a maximum advance amount of $360,000.  Effective December 31, 2009, there will be no additional advances made under the note and the note was amended and was modified to reflect modified payment and maturity date information.  Under these modified terms all amounts outstanding under this note are due and payable on the earliest of the following:  (a) March 31, 2010; (b) the closing of a loan or other financing provided to the Company by a senior lender or other source in an amount sufficient to pay off this note; (c) the closing of a private investment in public equity financing and/or any other financing event with gross proceeds to the Company in excess of $1,000,; provided, however, that after the occurrence of an event of default under the note, the outstanding principal and all accrued interest will be payable on demand.  Unless otherwise agreed or required by applicable law, payments will be applied first to expenses for which the Company is liable under the note (including unpaid collection costs and late charges), next to accrued and unpaid interest, and the balance to principal.  In addition, the outstanding principal balance and all accrued and unpaid interest will be due and payable in the event of (x) a sale of all or substantially all of the assets of the Company, or (y) the transfer of ownership or beneficial interest, by merger or otherwise, of 50% or more of the stock of the Company.

5. Liability for Potentially Dilutive Securities in Excess of Authorized Number of Common Shares

The Company accounts for potential shares that can be converted to common stock, which are in excess of authorized shares, as a liability that is recorded at fair value.  Total potential outstanding common stock exceeded the Company’s authorized shares on March 12, 2007 when the Company restructured its debt with MH Financial.  In this process the Company issued 86,000 warrants.  At that time total warrants and convertible preferred stock allowed the holder to purchase approximately 57,987 shares over the current authorized amount.  The fair value of the warrants in excess of the authorized shares at March 12, 2007 was  recognized as a liability on March 12, 2007.  This liability was required to be evaluated at each reporting date with any change in value included in the other income/(expense) until such time as enough shares were authorized to cover all potentially convertible instruments.  The Company increased its authorized shares in 2008 such that the potentially dilutive securities no longer exceeded the authorized number of common shares.  As such, the Company reversed the remaining $62,822 liability to income during the year ended December 31, 2008.

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

8.  Shareholders' Deficit

Preferred Stock — As of December 31, 2008, the Company was authorized to issue 10,000,000 shares of preferred stock, 279,070 of which are designated Series C Preferred Stock, no par value ("Series C Preferred Stock"), all of which were issued and outstanding as of December 31, 2008.  On December 22, 2009, MH Financial Associates, LLC elected to convert all of its shares of Series C Preferred Stock into 18,605 shares of Common Stock, and there are no shares of Series C Preferred Stock outstanding as of December 31, 2009.

Stock Warrants — On December 31, 2008 the Company received a $100,000 advance against the loan the Company obtained from MH Financial on June 27, 2008.  As additional consideration for this advance, the Company also issued warrants to purchase 106,667 shares of Common Stock at $0.01 per share.  The warrants expire December 31, 2013.  The warrants have a fair value relative to the fair value of the associated debt of $94,114 calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	5
Expected volatility	285.29%
Risk-free interest rate	0.37%
Expected dividend	—

On February 27, 2009 the Company received a $100,000 advance against the loan the Company obtained from MH Financial on June 27, 2008.  As additional consideration for this advance, the Company also issued warrants to purchase 106,667 shares of Common Stock at $0.01 per share.  The warrants expire December 31, 2013.  The warrants have a fair value relative to the fair value of the associated debt of $94,114 calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	5
Expected volatility	285.29%
Risk-free interest rate	0.37%
Expected dividend	—

On November 6, 2009 the Company received a $100,000 advance against the loan the Company obtained from MH Financial on June 27, 2008.  As additional consideration for this advance, the Company also issued warrants to purchase 106,667 shares of Common Stock at $0.01 per share.  The warrants expire December 31, 2013.   The warrants have a fair value relative to the fair value of the associated debt of $73,715 calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	5
Expected volatility	42.90%
Risk-free interest rate	2.30%
Expected dividend	—

The relative fair value of the warrants compared to the fair value of the loan advances was recorded as additional paid-in-capital and debt discount.

On December 30, 2009, in connection with the issuance of Series D Preferred Stock, the Company issued a warrant to purchase 6,510,092 shares of common stock which expire on December 31, 2014. The warrants had a fair value of $1,244,860. The fair value was calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	5
Expected volatility	42.00%
Risk-free interest rate	2.61%
Expected dividend	—

As of December 31, 2009, the Company had 6,521,839 warrants outstanding and exercisable as follows:

Warrants	Exercise Price	Expiration Date
3,189	$37.50	April 2015
487	$72.00	June 2016
667	$75.00	July 2011
74	$4,077.00	March 2012
1,334	$0.15	March 2010
5,996	$0.01	June 2013
6,510,092	$0.01	December 31, 2014

Common Stock-On December 30, 2009, MH Financial exercised a warrant to purchase 308,486 shares of Common Stock, Aequitas exercised a warrant to purchase 106,667 shares of Common Stock, Aequitas Catalyst Fund, LLC exercised warrants to purchase a total of 436,660 shares of Common Stock, Thurman Holdings I, LP exercised warrants to purchase a total of 282,287 shares of Common Stock, and CTK Capital Corporation exercised a warrant to purchase 33,238 shares of Common Stock.  The exercise of these warrants resulted in proceeds to the Company of $11,674.  During 2008, MH Financial and its affiliates exercised warrants to purchase 100,623 shares of Common Stock for $15,094.  As of December 31, 2009, the Company has 405,118 warrants outstanding in excess of authorized shares.  The resulting liability has not been recorded in these consolidated financial statements as the value of the liability is not material.

Warrants for 7,330 shares of common stock were exercised on March 11, 2010, resulting in $259 proceeds to the Company.

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

Effective in November 2009, the Company had fully divested its historic line of business in the electronic circuit manufacturing business and commenced operation in its current line of business.  As a result, the Company changed its method of estimating expected volatility from using the Company’s actual historical stock trades to using an index of peer companies that the Company believes better reflects current operating activity.

On March 31, 2010, at the annual meeting of the shareholders, the Company's shareholders voted to amend the Articles to effect a reverse stock split (the “Reverse Stock Split”) of the Company's Common Stock. Pursuant to the Reverse Stock Split, each ten shares of Common Stock held by a shareholder immediately prior to the Reverse Stock Split were combined and reclassified as one share of fully paid and nonassessable Common Stock. The consolidated financial statements and notes have been retroactively restated to reflect share and per share data related to such Reverse Stock Split for all periods presented.

9.  Related-Party Transactions

Effective January 1, 2010, Aequitas provides WS Technologies management support services such as accounting, financial services, human resources and information technology services, under the terms of the Administrative Services Agreement dated December 31, 2009.  The total fee for the services will be approximately $65,100 per month.  The fees will increase by 3% on January 1 of each year, beginning January 1, 2011.  Either party may change the services (including terminating a particular service) upon 180 days prior written notice to the other party, and the Administrative Services Agreement is terminable by either party on 180 days notice.

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

Effective December 31, 2009, a Royalty Agreement was entered into between WS Technologies and Aequitas, whereby WS Technologies pays Aequitas a royalty based on new products (the "Products") developed by WS Technologies or co-developed by WS Technologies and Aequitas or its affiliates and that are based on or use the Software.  The royalty is calculated as either (i) 1.0% of the net revenue received by WS Technologies and generated by the Products that utilize funding provided by Aequitas or its affiliates or (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by WS Technologies that do not utilize such funding.

On June 27, 2008 the Company entered into an advisory services agreement with Aequitas under which Aequitas began to provide strategy development, strategic planning, marketing, corporate development and other such advisory services that the Company reasonably requests from time to time, under direction of the Company’s Board of Directors for a monthly fee of $10,000 and reimbursement of expenses.  During the year ending December 31, 2008 the Company recorded $120,000 of expense for advisory services.  In addition a warrant for 106,667 shares of Company stock with an exercise price of $0.01 per share was issued to Aequitas in 2008 on the inception of Aequitas service on June 27, 2008 (see Note 8).  During the year ending December 31, 2009 the Company also recorded $60,000 of expense for occupancy of Aequitas facilities and information technology support related thereto.

In addition to providing advisory services to the Company, Aequitas is also the manager of MH Financial and an affiliate of Aequitas, Aequitas Catalyst Fund, LLC which are two of the Company’s largest shareholders.  Included in accounts payable at December 31, 2008 is $90,000 due to Aequitas for advisory services, facilities occupancy, and information technology support.  This amount and additional amounts incurred to Aequitas during the year ended December 31, 2009, was converted to a note payable in 2009.

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

Year	Required Minimum Payment
2010	224,000
2011	229,000
2012	233,000
2013	238,000
2014	202,000

For the years ended December 31, 2009 and 2008, the Company incurred rent expense of $60,000 during each year.

Litigation — From time to time, the Company is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty.  As of December 31, 2009, the Company was not engaged in any legal proceedings.

11.  Subsequent Events

On January 15, 2010, microHelix executed a Promissory Note (the "Note") under which it borrowed $500,000 from ACF. Along with Aequitas, ACF is owned by Aequitas Holdings, LLC. Interest on the principal amount outstanding under the Note accrues at an annual rate of 8%.  microHelix will use the proceeds from the Note for working capital, including the business conducted by its subsidiary WS Technologies.  All amounts outstanding under the Note are due on the earliest of:  (a) March 31, 2010, (b) a sale of all or substantially all of the assets of microHelix or WS Technologies, or (c) the transfer of ownership or beneficial interest, by merger or otherwise, of 50% or more of the stock of microHelix or 25% or more of the membership interests of WS Technologies.  The Note is secured by a lien against substantially all of the assets of microHelix and WS Technologies pursuant to the terms of a Commercial Security Agreement. In the event of default by microHelix, ACF may accelerate the entire amount owed under the Note.  Under the terms of this agreement and through March 31, 2010, the Company was advanced $31,000 on January 14, 2010, which advance was repaid on February 12, 2010.  As of March 31, 2010, there are no outstanding advances against the Note.

Effective February 10, 2010, the Company's Board of Directors adopted the microHelix, Inc. 2010 Stock Incentive Plan (the "Plan").  The Plan will be administered by a committee of the Board of Directors, or if the Board of Directors has not appointed a committee, the Board of Directors.  The Company's employees and directors are eligible to receive awards under the Plan.  The Plan authorizes the award of stock options (which may constitute incentive stock options or nonstatutory stock options) and restricted stock.  The Company is authorized to issue up to 878,339 shares of the Company's Common Stock under the Plan, subject to adjustment as provided in the Plan.

Effective February 10, 2010, the Company entered into an employment agreement with its Executive Chairman and Chief Executive Officer (“CEO”). The CEO is also eligible to receive an option to purchase up to 698,679 shares of the Company's fully diluted Common Stock at an exercise price of $0.20 per share.  Options vesting will be on the following schedule:  (1) 1/3 on the date of grant; (2) 1/3 on February 10, 2011; (3) 1/3 on February 10, 2012; and (4) immediate vesting on a change in control event.  The CEO also has the opportunity to participate as a purchaser in future private placements of the Company's equity, at least to the level of his fully diluted ownership percentage.

Effective February 10, 2010, the Company granted to its VP of Sales, stock options to purchase up to 88,351 shares of the Company's fully diluted Common Stock at an exercise price of $0.20 per share.  Options vesting will be on the following schedule:  (1) 1/3 on the date of grant; (2) 1/3 on January 1, 2011; (3) 1/3 on January 1, 2012; and (4) immediate vesting on a change in control event.  The options were granted pursuant to the form of stock option agreement adopted under the Plan.

On March 31, 2010, at the annual meeting of the shareholders, the Company's shareholders voted to amend the Articles to effect a reverse stock split (the “Reverse Stock Split”) of the Company's Common Stock. Pursuant to the Reverse Stock Split, each ten shares of Common Stock held by a shareholder immediately prior to the Reverse Stock Split were combined and reclassified as one share of fully paid and nonassessable Common Stock. The consolidated financial statements and notes have been retroactively restated to reflect share and per share data related to such Reverse Stock Split for all periods presented.

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

Plan for Remediation of Material Weaknesses

During 2009, the Company had no active operations and minimal transactions.  With the agreements the Company entered into on December 30, 2009 (see Item 1 – Overview), it began regular operations on January 1, 2010.  During 2010, the Company will undertake a complete redesign of the internal control system based on the COSO Internal Control Integrated Framework.

Changes in Internal Controls over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

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

James T. Quist is currently the Executive Chairman, and Chief Executive Officer of the Company.  Mr. Quist joined the Company on February 7, 2010.  Prior to that, Mr. Quist served as Executive Chairman of MedeFinance, Inc. from 2006 to 2009 and as Chief Executive Officer and Chairman from 2001 to 2006.  Mr. Quist founded MedeFinance, Inc. in 2001.  He also founded Paradigm Integrated Networks, Inc. and Paradigm Health, Inc. in 1994.  These companies provide electronic claims transaction processing and revenue cycle services that leveraged technology to create operational efficiency.  Mr. Quist attended the University of Washington and served in the U.S. Merchant Marines.  Mr. Quist is qualified to serve as a director of the Company due to his experience in the health care industry and his knowledge of the Company as its Chief Executive Officer.

Thomas Sidley is currently a Senior Managing Director at Aequitas Capital Management, Inc. (“Aequitas”).  Mr. Sidley joined Aequitas in April 1999; he is responsible for Corporate Advisory Services, Portfolio Administration, and Fund Operations and is a member of the Investment Committee.  Mr. Sidley has a B.S. degree in Business Administration from Portland State University and an M.B.A. with High Honors in Finance from Boston University.  Mr. Sidley is qualified to serve as a director of the Company due to his knowledge of the Company as its President.

Donald Megrath joined Aequitas Capital Management, Inc. in August 2004 where he served as Senior Associate until April 2010.  During his tenure at Aequitas, Mr. Megrath provided financial leadership to Aequitas’ portfolio companies.  Mr. Megrath has a B.A. degree in Telecommunications and an M.B.A. from George Fox University.  Mr. Megrath is qualified to serve as a director of the Company due to his background in finance.

Patricia J. Brown was appointed Chief Financial Officer of the Company on December 30, 2009.  Ms. Brown is the Senior Vice President of Finance for Aequitas. Ms. Brown joined Aequitas in 2007, serving as Corporate Controller until December 31, 2009 when she was appointed CFO.  Prior to Aequitas, Ms. Brown served 12 years with The Standard, an insurance company, most recently as the Vice President of Information Technology.  Prior to The Standard, Ms. Brown spent 11 years at Deloitte LLP.  In 1997, she was appointed by the Governor of Oregon to serve on the Board of the Oregon Public Employees Retirement System; she served on the Board for seven years, where her final position was Vice Chair.  Ms. Brown holds a B.S. degree with honors in Business Administration from Oregon State University, she is a Certified Public Accountant, and she is a Fellow of the Life Management Institute.

Brian A. Oliver was appointed Secretary of the Company on December 30, 2009.  Mr. Oliver joined Aequitas in 1997 and currently is an Executive Vice President of Aequitas.  Aequitas is an alternative investment firm providing equity and commercial finance products to the middle-market, healthcare and energy sectors.  Before joining Aequitas, Mr. Oliver spent over 15 years in corporate banking with particular expertise in financing middle-market companies in a wide variety of industries. His experience includes consulting and refinancing for distressed or high-growth companies; structuring acquisition financing for leveraged management buyouts, real estate transactions, and structuring working capital and equipment loans. He became an Aequitas shareholder in 1999.  Mr. Oliver has a B.S. in Business from Oregon State University with an emphasis in Finance and a minor in Economics. He serves on the boards of both the Austin Entrepreneurship Program at Oregon State University, and Adelante Community Development Corporation, a non-profit organization focused on affordable housing development for the Latino and other low income communities.

Officers serve at the discretion of the Board of Directors.  There are no family relationships among any of our directors and executive officers.

Audit Committee

The members of the Audit Committee during 2009 were Thomas Sidley and Donald Megrath.

Section 16(a) Beneficial Ownership Reporting Compliance

Until recently, the Company believed it did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.  (For more information, see the disclosure under the caption “Potential Liability Regarding Exchange Act Reporting Deficiencies” in the Explanatory Notes to the Amendment.)  Accordingly, the Company’s officers and directors did not file reports under Section 16(a) of the Exchange Act that may have been due during the period from June 2007 through March 2009 with respect to acquisitions and/or dispositions of the Company’s equity securities made by any of them during that period.

Code of Ethics

microHelix adopted a code of ethics on April 6, 2005 that applies to its directors, officers and employees.  A copy of the code of ethics is included as an exhibit to this Annual Report on Form 10-K.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of March 5, 2010, with respect to the beneficial ownership of the Common Stock and Series D Preferred of the Company by:  (i) each shareholder known by us to be the beneficial owner of more than 5% of the Common Stock; (ii) each of our directors; (iii) our President and Chief Financial Officer and our other executive officers; and (iv) all executive officers and directors as a group; and (v) Aequitas and its affiliates as a group.  Unless otherwise indicated, the address of each person listed below is: c/o microHelix, Inc., 5300 Meadows Road, Suite 400, Lake Oswego, OR  97035.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of Common Stock issuable on exercise of currently exercisable or convertible securities or securities exercisable or convertible within 60 days of March 5, 2010 are deemed beneficially owned and outstanding for purposes of computing the percentage owned by the person holding such securities, but are not considered outstanding for purposes of computing the percentage of any other person.  Unless otherwise noted, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite that shareholder's name.  The shares held have been converted to account for the 1 for 15 reverse stock split approved by the Company's shareholders on March 19, 2008 and the 1 for 10 reverse stock split approved by the Company’s shareholders at the annual meeting of the shareholders on March 31, 2010.

The percent of class set forth below is based on the following issued and outstanding shares as of March 5, 2010:

Common Stock                                1,383,286
Series D Preferred Stock                 1,000,000

	Shares Beneficially Owned
Name of Beneficial Owner	Common Stock	Series D Preferred Stock	Percent of Class
Aequitas Capital Management Inc. (1)	6,616,759	0	83.8%
Aequitas Catalyst Fund LLC	462,603	0	33.4%
Thurman Holdings 1, Limited Partnership	297,620	0	21.5%
MH Financial, LLC	384,380	0	27.8%
James M. Williams (2)	174,328	0	12.6%
Aequitas Commercial Finance, LLC	0	600,000	60.0%
CarePayment, LLC	0	400,000	40.0%
Thomas Sidley	0	0	*
Donald Megrath	0	0	*
Directors and Officers as a Group (5 Persons)	0	0	*
Aequitas and its affiliates as a group (7	7,463,741		94.6%
persons)		1,000,000	100.0%

(1) Includes warrants to purchase 6,510,092 shares of Class B Common Stock.
(2) Includes 107,479 shares held by CTK Corporation and 66,849 shares held by an IRA, both of which are controlled by Mr. Williams.

*Aequitas Management, LLC ("AML") may be deemed to have the indirect power to determine voting and investment decisions with respect to shares of the Company held by Aequitas, Aequitas Catalyst Fund, LLC ("Catalyst Fund"), MH Financial, Aequitas Commercial Finance, LLC ("ACF"), and CarePayment, LLC.  All voting and investment decisions with respect to shares of the Company held by these entities are directly determined by each entity's, or its manager's, Public Securities Investment Committee ("PSIC").  Each PSIC is composed of at least three members.  The members of the PSICs are appointed as follows:

•
The members of the PSIC of Aequitas are appointed by its board of directors, which is elected by Aequitas Holdings, LLC, the sole shareholder of Aequitas.  MH Financial, ACF and CarePayment, LLC are each managed by Aequitas and the PSIC of Aequitas makes voting and investment decisions regarding shares of the Company held by each of MH Financial, ACF and CarePayment, LLC.

•
Catalyst Fund is managed by Aequitas Investment Management, LLC ("AIM").  The PSIC of AIM makes voting and investment decisions regarding shares of the Company held by Catalyst Fund.  The members of the PSIC of AIM are appointed by its manager, Aequitas.

Andrew N. MacRitchie, Thomas A. Sidley, and William C. McCormick are the current members of each PSIC.  The appointment by Aequitas Holdings, Aequitas and AIM of their respective PSIC members must be approved by at least three members of AML holding, in the aggregate, at least 50% of the membership interests of AML.  Accordingly, AML may be deemed to have indirect voting and investment power with respect to shares of the Company held by Aequitas Holdings, Aequitas, Founders Fund and Catalyst Fund.

**Investment and voting decisions with respect to the shares of the Company held by Thurman Holdings I, Limited Partnership are determined by its general partner, Thurman Advisors, LLC, which is controlled by its three managers.  The current managers of Thurman Advisors, LLC are Robert J. Jesenik, Thane Cleland and Harry W. Gabriel, Jr.

There are no known arrangements the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Effective January 1, 2010, Aequitas provides WS Technologies management support services including accounting, treasury, budgeting and other financial services, financial reporting and tax planning services, human resources services and information technology services including providing an infrastructure platform, software management, voice and data services and desktop and platform support services, under the terms of the Administrative Services Agreement dated December 31, 2009.  The total fee for the services will be approximately $65,100 per month.  The fees will increase by 3% on January 1 of each year, beginning January 1, 2011.  Either party may change the services (including terminating a particular service) upon 180 days prior written notice to the other party, and the Administrative Services Agreement is terminable by either party on 180 days notice.

Beginning January 1, 2010, the Company will recognize revenue in conjunction with a servicing agreement with CarePayment.  CarePayment will pay the Company a servicing fee based on an amount equal to 5% annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back end fee” based on 25% of CarePayment’s quarterly net income, adjusted for certain items.  CarePayment will pay the Company  additional compensation in an amount equal to the Company’s actual monthly losses for the first quarter of 2010 and equal to 50% of actual monthly losses for the second quarter of 2010.

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

Effective on December 31, 2009 the Company and Aequitas entered into an amended and restated Advisory Agreement (“Advisory Agreement”).  Under the terms of the Advisory Agreement Aequitas provides strategy development, strategic planning, marketing, corporate development and such other advisory services as the Company reasonably requests from time to time.  The Company pays Aequitas a monthly fee of $15,000 in for such services.  In addition, Aequitas will receive a success fee in the event of certain transactions entered into by the Company.  Success fees are payable to Aequitas for securing new debt or equity and range from 1.5% to 5% of the transaction depending on the type of facility; success fees for a completed acquisition in which the target was introduced by Aequitas range from 2.5% to 5% depending on the total purchase price.  The agreement also provides for mutually agreed upon fees for the sale or purchase of assets.

Effective December 31, 2009, a Royalty Agreement was entered into between WS Technologies and Aequitas, whereby WS Technologies pays Aequitas a royalty based on new products (the "Products") developed by WS Technologies or co-developed by WS Technologies and Aequitas or its affiliates and that are based on or use the Software.  The royalty is calculated as either (i) 1.0% of the net revenue received by WS Technologies and generated by the Products that utilize funding provided by Aequitas or its affiliates or (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by WS Technologies that do not utilize such funding.

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

	2008	2009
Audit Fees	$30,000	$39,000
Audit-Related Fees	-	-
Tax Fees	10,000	7,100
All Other Fees	-	-

Totals	$40,000	$46,100

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

3.2(2)	Bylaws of microHelix, Inc.

10.1(3)	Forms of Warrant dated April 8, 2005 issued by microHelix, Inc. to financial advisors

10.2(4)	Form of Warrant dated October 19, 2006 issued by microHelix, Inc. to MH Financial Associates, LLC, as amended on March 12, 2007

10.3(4)	Registration Rights Agreement dated October 19, 2006 between microHelix, Inc. and MH Financial Associates, LLC, as amended on March 12, 2007

10.4(4)	Form of Warrant dated November 2, 2006 issued by microHelix, Inc. to MH Financial Associates, LLC, as amended on March 12, 2007

10.5(5)	Form of Warrant dated March 12, 2007 issued by microHelix, Inc. to MH Financial Associates, LLC.

10.6(5)	Forbearance and Waiver Agreement dated March 12, 2007 between microHelix, Inc. and MH Financial Associates, LLC

10.7(10)*	Employment Agreement effective February 10, 2010 between microHelix, Inc. and James T. Quist

10.8(6)	Warrant to Purchase Shares of Common Stock dated June 27, 2008 between microHelix, Inc. and MH Financial Associates, LLC

10.9(6)	Registration Rights Agreement dated June 27, 2008 between microHelix, Inc and MH Financial Associates, LLC

10.10(6)	Loan Modification Agreement dated December 31, 2008 between microHelix, Inc and MH Financial Associates, LLC

10.11(7)	Contribution Agreement dated December 30, 2009 between WS Technologies LLC and Aequitas Capital Management, Inc.

10.12(7)	Contribution Agreement dated December 30, 2009 between WS Technologies LLC and CarePayment, LLC

10.13(7)	Contribution Agreement dated December 30, 2009 between WS Technologies LLC and microHelix, Inc.

10.14(7)	Servicing Agreement dated December 31, 2009 between WS Technologies LLC and CarePayment

10.15(7)	Royalty Agreement dated December 31, 2009 between WS Technologies LLC and Aequitas Capital Management, Inc.

10.16(7)	Trademark License Agreement dated December 31, 2009 between WS Technologies LLC and Aequitas Holdings, LLC

10.17(7)	Administrative Services Agreement dated December 31, 2009 between WS Technologies LLC and Aequitas Capital Management, Inc.

10.18(7)	Redemption Agreement dated December 31, 2009 between WS Technologies LLC and Aequitas Capital Management, Inc.

10.19(7)	Redemption Agreement dated December 31, 2009 between WS Technologies LLC and CarePayment, LLC

10.20(7)	Sublease Agreement dated December 31, 2009 between WS Technologies LLC and Aequitas Capital Management, Inc.

10.21(7)	Third Agreement Regarding Amendment of Promissory Note dated December 31, 2008 between microHelix, Inc. and MH Financial Associates, LLC

10.22(6)	Third Amended and Restated Promissory Note dated December 31, 2008 issued by MicroHelix, Inc. to MH Financial Associates, LLC

10.23(7)	First Amendment to the Third Amended and Restated Promissory Note dated December 31, 2009 between microHelix, Inc. and MH Financial Associates, LLC

10.24(7)	First Amendment to Multiple Advance Promissory Note dated December 31, 2009 between microHelix, Inc., Moore Electronics, Inc. and Aequitas Capital Management, Inc.

10.25(7)	Investor Rights Agreement dated December 31, 2009 among microHelix, Inc. Aequitas Capital Management, Inc. and CarePayment, LLC

10.26(7)	Form of Warrant dated December 30, 2009 by microHelix, Inc. to WS Technologies, Inc.

10.27(7)	WS Technologies LLC Operating Agreement dated December 30, 2009

10.28(7)	Amended and Restated Advisory Services Agreement dated December 31, 2009 between microHelix, Inc. and Aequitas Capital Management, Inc.

10.29(8)	Promissory Note dated January 15, 2010 between microHelix, Inc. and Aequitas Commercial Finance, LLC

10.30(8)	Commercial Security Agreement dated January 15, 2010 among microHelix, Inc., WS Technologies LLC and Aequitas Commercial Finance, LLC

10.31(8)	Subordination Agreement dated January 15, 2010 among microHelix, Inc., Aequitas Commercial Finance, LLC, Aequitas Capital Management, Inc. and MH Financial Associates, LLC

10.32(10)	microHelix, Inc. 2010 Stock Incentive Plan

14.1(9)	Policy on Business Ethics for Directors, Officers and Employees.

21.1(10)	Subsidiaries.

31.1(11)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(11)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(11)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(11)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, Report on Form 10-K for the year ended December 31, 2008 and to the Company's Forms 8-K filed on April 14, 2005, October 31, 2005, October 19, 2006 and January 6, 2010

(2)	Incorporated by reference to the Company's Form SB-2 filed on July 26, 2001

(3)	Incorporated by reference to the Company's Form 8-K filed on April 14, 2005 and October 20, 2006

(4)	Incorporated by reference to the Company's Forms 8-K filed on October 20, 2006 and March 16, 2007

(5)	Incorporated by reference to the Company's Form 8-K filed on March 16, 2007

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

(7)	Incorporated by reference to the Company's Form 8-K filed on January 6, 2010

(8)	Incorporated by reference to the Company's Form 8-K filed on January 22, 2010

(9)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004

(10)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009

(11)	Filed herewith

* Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned; thereunto duly authorized, on March 31, 2010.

MICROHELIX, INC.

By:	/s/ JAMES T. QUIST
James T. Quist
Chief Executive Officer (Principal Executive Officer)

/ s/ PATRICIA J. BROWN
Patricia J. Brown
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES T. QUIST	Director	December 21, 2010
James T. Quist

/s/ BRIAN A. OLIVER	Director	December 21, 2010
Brian A. Oliver