Form 10-Q/A
period 2010-03-31
CarePayment Technologies, Inc.
filed 2010-12-22
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") on Form 10-Q/A is being filed in response to comments the Registrant received from the Staff of the Securities and Exchange Commission (the "Commission" or the "SEC") regarding the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, as originally filed with the SEC on May 17, 2010 (the "Original Form 10-Q").  This Amendment amends and restates the Original Form 10-Q in its entirety to provide a complete presentation.

Except as necessary to respond to the Staff's comments, the Registrant has not modified or updated disclosures presented in the Original Form 10-Q.  Accordingly, this Amendment does not reflect events occurring after the date of filing of the Original Form 10-Q or modify or update those disclosures, including the exhibits to the Original Form 10-Q, affected by subsequent events. As such, this Amendment should be read in conjunction with the Original Form 10-Q and the Registrant's other reports filed with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), currently dated certifications by the Registrant's principal executive officer and principal financial officer are filed as exhibits to this Amendment.

2

CarePayment Technologies, Inc.
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2010

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

CAREPAYMENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
March 31, 2010 and December 31, 2009

	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$23,264	$69,097
Related party receivable	557,666	—
Prepaid expenses	36,080	—
Total current assets	617,010	69,097
Property and equipment, net	458,333	500,000
Servicing rights, net	9,454,500	9,550,000
Total assets	$10,529,843	$10,119,097

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$1,154,263	$797,751
Accrued interest	396,589	324,082
Accrued liabilities	175,193	—
Current maturities of notes payable, net of debt discount	94,190	294,190
Total current liabilities	1,820,235	1,416,023
Notes payable, net of current potion	884,775	988,275
Mandatorily redeemable preferred stock, no par value, 1,200,000 shares authorized, 1,000,000 shares issued and outstanding, liquidation preference of $10,000,000	8,896,486	8,805,140
Total liabilities	11,601,496	11,209,438

Shareholders' Deficit:
CarePayment Technologies, Inc. shareholders’ deficit:
Common stock, no par value: Class A 65,000,000 shares authorized, 1,390,616 and 1,383,286 issued and outstanding at March 31, 2010 and December 31, 2009, respectively; Class B 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2010 and December 31, 2009	18,022,850	18,022,591
Additional paid-in capital	11,773,640	11,755,211
Accumulated deficit	(30,870,568)	(30,868,143)
Total CarePayment Technologies, Inc. shareholders' deficit	(1,074,078)	(1,090,341)
Noncontrolling interest	2,425	—
Total shareholders’ deficit	(1,071,653)	(1,090,341)
Total liabilities and shareholders’ deficit	$10,529,843	$10,119,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31
	2010	2009

Service fees revenue	$1,304,717	$—
Cost of revenue	1,123,482	—
Gross margin	181,235	—

Operating Expenses:
Sales, general and administrative	890,224	131,901
Loss from operations	(708,989)	(131,901)

Other income (expense):
Loss reimbursement	873,371	—
Interest expense	(164,049)	(77,770)
Other income (expense), net	709,322	(77,770)
Net income (loss) before income tax	333	(209,671)
Income tax expense	333	—
Net income (loss)	—	(209,671)
Less: Net income attributable to noncontrolling interest	(2,425)	—
Net loss attributable to CarePayment Technologies, Inc.	$(2,425)	$(209,671)

Net loss per share
Basic and diluted	$(0.00)	$(1.06)
Weighted average number of shares outstanding
Basic and diluted	1,384,915	197,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2010	2009
Cash Flows Provided by (Used In) Operating Activities:
Net income (loss)	$—	$(209,671)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of intangibles	137,167	—
Accretion of mandatorily redeemable preferred stock discount	91,346	—
Stock-based compensation	18,429	—
Common stock issued for services	—	1,001
Amortization of debt discount	—	32,940
Change in assets and liabilities:
Increase in assets:
Related party receivable	(557,666)	—
Prepaid expenses	(36,080)	(16,666)
Increase in liabilities:
Accounts payable	356,512	—
Accrued interest	72,507	—
Accrued liabilities	175,193	30,076
Net cash provided by (used in) operating activities	257,408	(162,320)

Cash Flows Provided By (Used In) Financing Activities:
Payments on notes payable	(303,500)	—
Proceeds from revolving credit line	31,000	—
Payment on revolving credit line	(31,000)	—
Proceeds from exercise of warrants	259	—
Proceeds from issue of notes payable to shareholders	—	100,000
Net cash provided by (used in) financing activities	(303,241)	100,000

Change in cash	(45,833)	(62,320)
Cash, beginning of period	69,097	98,433
Cash, end of period	$23,264	$36,113

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$196	$—
Cash paid for income taxes	$333	$—

Supplemental Disclosure of Non-cash Financing Activities:
Warrants issued to lenders-recorded as debt discount	$—	$94,114
Refinance of accrued liability to note payable	$—	$101,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Business

Overview

CarePayment Technologies, Inc. (formerly microHelix, Inc.) (“we,” “us,” “our,” “CarePayment” or the “Company”) was incorporated as an Oregon corporation in 1991.  From inception until September 28, 2007, we manufactured custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets.  We were experiencing considerable competition by late 2006 as our customers aggressively outsourced competing products from offshore suppliers.  In the first quarter of 2007, a customer that accounted for over 30% of our revenues experienced a recall of one of its major products by the U.S. Food and Drug Administration.  As a result the customer cancelled its orders with us, leaving us with large amounts of inventory on hand and significantly reduced revenue.

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

To facilitate building the business, on December 30, 2009, we, Aequitas and CarePayment, LLC formed an Oregon limited liability company, CP Technologies LLC ("CP Technologies") (formerly WS Technologies LLC).  We contributed shares of our newly authorized Series D Convertible Preferred Stock ("Series D Preferred") and warrants to purchase shares of our Class B Common Stock to CP Technologies.  Aequitas and CarePayment, LLC contributed to CP Technologies the CarePayment® assets and rights described in the foregoing paragraph.  CP Technologies then distributed the shares of Series D Preferred to Aequitas and CarePayment, LLC, and the warrants to purchase shares of Class B Common to CarePayment, LLC, to redeem all but half of one membership unit (a "Unit") held by each of them.  Following these transactions, we own 99% of CP Technologies, and Aequitas and CarePayment, LLC each own 0.5% of CP Technologies as of December 31, 2009.

Aequitas and CarePayment, LLC are affiliates due to their common control by Aequitas Holdings, LLC (“Holdings”).  Aequitas is a wholly owned subsidiary of Holdings.  CarePayment, LLC is a wholly owned subsidiary of Aequitas Commercial Finance, LLC (“ACF”), which itself is a wholly owned subsidiary of Holdings.  On December 30, 2009, prior to the contribution of assets, Holdings and its affiliates owned 13.1% of the Company’s common stock and controlled 46.3% of the Company on a fully diluted basis.

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

In exchange for its services, CP Technologies receives origination fees at the time CarePayment, LLC purchases and delivers receivables to CP Technologies for servicing, a monthly servicing fee based on the total principal amount of receivables being serviced, and a quarterly fee based upon a percentage of CarePayment, LLC's quarterly net income.  CP Technologies’ servicing agreement with CarePayment, LLC includes additional compensation during the first six months of 2010 to cover the Company’s start up costs as it builds a receivables servicing business.  This compensation is equal to the Company's actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010.  The Company received $873,371 of such compensation from CarePayment, LLC in the three-month period ended March 31, 2010.

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

Principles of consolidation:

The consolidated financial statements include the accounts of CarePayment, its wholly owned subsidiary, Moore, and its 99% owned subsidiary, CP Technologies. All intercompany transactions have been eliminated.

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

Earnings (loss) per common share:

Basic earnings (loss) per common share, (“EPS”), is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period. Fully diluted EPS assumes the conversion of all potentially dilutive securities and is calculated by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus potentially dilutive securities determined using the treasury stock method.  Dilutive loss per share does not consider the impact of potentially dilutive securities in periods in which there is a loss because the inclusion of the potentially dilutive securities would have an anti-dilutive effect.

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

On June 27, 2008, the Company refinanced a promissory note payable to MH Financial  by issuing a note payable (the”Note”) in the amount of $977,743.  The loan amount included $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 27, 2009, and $100,000 on November 6, 2009.  Effective as of the date of this refinance, interest accrued on the outstanding principal balance of the loan at a rate of 20% per annum.  The original due date of the Note was December 27, 2008 and, as a condition of the December 31, 2008 advance, the due date was extended to December 31, 2009.  On December 31, 2009, the Company was granted a note extension to December 31, 2011, at which time all unpaid interest and principal are due.  In addition, the interest rate on the principal amount outstanding under the Note decreases from 20% to 8% per annum after the Company makes principal payments totaling $400,000.  As of March 31, 2010, the Company has made principal payments of $103,500; the interest rate on the loan will decrease after the Company makes additional principal payments of $296,500.  The note continues to be secured by substantially all of the assets of the Company.

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

On January 15, 2010, CarePayment entered into agreements pursuant to which it could borrow up to a maximum of $500,000 from ACF, an affiliate of Aequitas.  The Company was advanced $31,000 on January 14, 2010, which was repaid on February 12, 2010.  As of March 31, 2010, there are no outstanding advances under these agreements with ACF.  These agreements expired on March 31, 2010.

4. Mandatorily Redeemable Convertible Preferred Stock

On December 30, 2009, the Company issued 1,000,000 shares of Series D Preferred in connection with the transactions described in Note 1 above.  Holders of the Series D Preferred receive a preferred dividend of $0.50 per share per annum, when and if declared by our Board of Directors, and a liquidation preference of $10 per share, plus cumulative unpaid dividends.  The Company may redeem all of the Series D Preferred at any time upon 30 days' prior written notice, and is required to redeem all of the Series D Preferred in January 2013 at a purchase price equal to the liquidation preference in effect on January 1, 2013.  If the Company is unable to redeem the Series D Preferred with cash or other immediately available funds for any reason, the holders of Series D Preferred will have the right to exchange all shares of Series D Preferred for an aggregate 99% ownership interest in CP Technologies.

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

Common Stock:

At the annual meeting of the shareholders held on March 31, 2010, the Company's shareholders voted to amend the Company’s Articles of Incorporation to effect a reverse stock split (“Reverse Stock Split”) of the Company's common stock. Pursuant to the Reverse Stock Split, each ten shares of Common Stock issued and outstanding immediately prior to the Reverse Stock Split were combined and reclassified as one share of fully paid and nonassessable common stock.

At the same annual meeting of the shareholders on March 31, 2010, the Company's shareholders also voted to amend the Company’s Articles of Incorpration to create two classes of common stock, Class A Common Stock and Class B Common Stock.  The Articles authorize 75 million shares of common stock, of which 65 million shares are designated as Class A Common Stock and 10 million shares are designated as Class B Common Stock.  Holders of Class A Common Stock are entitled to one vote per share, and holders of Class B Common Stock are entitled to ten votes per share, on any matter submitted to the shareholders.  Effective immediately after the Reverse Stock Split, each share of common stock outstanding was automatically converted into one share of Class A Common Stock.

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

8.  Earnings (Loss) per Common Share

The shares used in the computation of the Company’s basic and diluted loss per common share are reconciled as follows:

	Three Months Ended March 31
	2010	2009

Weighted average basic common shares outstanding	1,384,915	197,379
Dilutive effect of convertible preferred stock	(1)	(2)
Dilutive effect of warrants	(1)	(2)
Dilutive effect of employee stock options	(1)	—
Weighted average diluted common shares outstanding	1,384,915	197,379

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

A summary of option activity under the Plan as of March 31, 2010 and changes during the three months ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	—
Granted	787,030	$0.20
Cancelled	—
Exercised	—
Options outstanding at March 31, 2010	787,030	$0.20	9.9	$2,991
Options exercisable at March 31, 2010	262,343	$0.20	9.9	$997

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

10. Commitments and Contingencies

Operating Leases:

The Company and its subsidiaries lease office space and personal property used in their operations from Aequitas, an affiliate of the Company.  At March 31, 2010, the Company's aggregate future minimum payments for operating leases with the affiliate having initial or non-cancelable lease terms greater than one year are payable as follows:

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

12.  Related-Party Transactions

Effective January 1, 2010, Aequitas began providing CP Technologies certain management support services such as accounting, financial, human resources and information technology services, under the terms of the Administrative Services Agreement dated December 31, 2009.  The total fee for the services is approximately $65,100 per month.  The fees will increase by 3% on January 1 of each year, beginning January 1, 2011.  Either party may change the services (including terminating a particular service) upon 180 days prior written notice to the other party, and the Administrative Services Agreement is terminable by either party on 180 days notice.  The Company paid fees under the Administrative Services Agreement to Aequitas of $195,300 for the three months ended March 31, 2010, which are included in sales, general and administrative expense.

Under the terms of the Sublease dated December 31, 2009 between CP Technologies and Aequitas, CP Technologies leases certain office space and personal property from Aequitas pursuant to the Sublease.  The rent for the real property is $12,424 per month, and will increase by 3% each year beginning January 1, 2011.  The rent for the personal property is $6,262 per month, and CP Technologies also pays all personal property taxes related to the personal property it uses under the Sublease.  The Company paid fees under the Sublease to Aequitas of $56,058 for the three months ended March 31, 2010, which are included in sales, general and administrative expense.

Effective on December 31, 2009, the Company and Aequitas entered into an amended and restated Advisory Agreement (“Advisory Agreement”).  Under the terms of the Advisory Agreement, Aequitas provides services to the Company relating to strategy development, strategic planning, marketing, corporate development and such other advisory services as the Company reasonably requests from time to time.  The Company pays Aequitas a monthly fee of $15,000 for such services.  In addition, Aequitas will receive a success fee in the event of certain transactions entered into by the Company.  The Company paid fees under the Advisory Agreement to Aequitas of $45,000 for the three months ended March 31, 2010, which are included in sales, general and administrative expense.

Effective December 31, 2009, a Royalty Agreement was entered into between CP Technologies and Aequitas, whereby CP Technologies pays Aequitas a royalty based on new products (the "Products") developed by CP Technologies or its affiliates or co-developed by CP Technologies or its affiliates, and Aequitas or its affiliates and that are based on or use the Software.  The royalty is calculated as either (i) 1.0% of the net revenue received by CP Technologies or its affiliates and generated by the Products that utilize funding provided by Aequitas or its affiliates, or (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by CP Technologies or its affiliates that do not utilize such funding.  No fees were paid under the Royalty Agreement to Aequitas for the three months ended March 31, 2010.

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

CarePayment, LLC also paid the Company additional compensation equal to the Company’s actual monthly losses for the first quarter of 2010.  The Company received $873,371 under this agreement for the first three months ended March 31, 2010 (See Note 7).

The Company issued a note payable to MH Financial as described in Notes 1 and 3.  The Company recorded interest expense on the note payable to MH Financial of $61,811 and $38,145 for the three months ended March 31, 2010 and 2009, respectively. The Company also recorded interest expense on the note payable to Aequitas of $10,696 and $6,592 for the three months ended March 31, 2010 and 2009, respectively.  The Company paid $196 of interest expense to ACF, an affiliate of Aequitas, for the three months ended March 31, 2010.

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

Overview

CarePayment Technologies, Inc. (formerly microHelix, Inc.) (“we,” “us,” “our,” “CarePayment” or the “Company”) was incorporated as an Oregon corporation in 1991.  From inception until September 28, 2007, we manufactured custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets.  We were experiencing considerable competition by late 2006 as our customers aggressively outsourced competing products from offshore suppliers.  In the first quarter of 2007, a customer that accounted for over 30% of our revenues experienced a recall of one of its major products by the U.S. Food and Drug Administration.  As a result the customer cancelled its orders with us, leaving us with large amounts of inventory on hand and significantly reduced revenue.

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

To facilitate building the business, on December 30, 2009, we, Aequitas and CarePayment, LLC formed an Oregon limited liability company, CP Technologies LLC ("CP Technologies") (formerly WS Technologies LLC).  We contributed shares of our newly authorized Series D Convertible Preferred Stock ("Series D Preferred") and warrants to purchase shares of our Class B Common Stock to CP Technologies.  Aequitas and CarePayment, LLC contributed to CP Technologies the CarePayment® assets and rights described in the foregoing paragraph.  CP Technologies then distributed the shares of Series D Preferred to Aequitas and CarePayment, LLC, and the warrants to purchase shares of Class B Common to CarePayment, LLC, to redeem all but half of one membership unit (a "Unit") held by each of them.  Following these transactions, we own 99% of CP Technologies, and Aequitas and CarePayment, LLC each own 0.5% of CP Technologies as of December 31, 2009.

Aequitas and CarePayment, LLC are affiliates due to their common control by Aequitas Holdings, LLC (“Holdings”).  Aequitas is a wholly owned subsidiary of Holdings.  CarePayment, LLC is a wholly owned subsidiary of Aequitas Commercial Finance, LLC (“ACF”), which itself is a wholly owned subsidiary of Holdings.  On December 30, 2009, prior to the contribution of assets, Holdings and its affiliates owned 13.1% of the Company’s common stock and controlled 46.3% of the Company on a fully diluted basis.

Following the transactions described above, our current corporate structure and relationships with certain affiliates are depicted in the following diagram:

•	Aequitas controls approximately 46% of the issued and outstanding shares of the Company’s Class A Common Stock on a fully diluted basis.

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

In exchange for its services, CP Technologies receives origination fees at the time CarePayment, LLC purchases and delivers receivables to CP Technologies for servicing, a monthly servicing fee based on the total principal amount of receivables being serviced, and a quarterly fee based upon a percentage of CarePayment, LLC's quarterly net income.  CP Technologies' servicing agreement with CarePayment, LLC includes additional compensation during the first six months of 2010 to cover the Company’s start up costs as it builds a receivables servicing business.  This compensation is equal to the Company's actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010.  The Company received $873,371 of such compensation from CarePayment, LLC in the three months ended March 31, 2010.

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

As of August 2010, no class of our securities is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we are not subject to the information requirements of the Exchange Act.  For additional information, see the Explanatory Notes in our amendment to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.  On April 30, 2010, we filed a Form 10 with the Securities and Exchange Commission (the "SEC") to register our Class A Common Stock under Section 12(g) of the Exchange Act.  We voluntarily withdrew the Form 10 on June 16, 2010 while we respond to comments to the Form 10 that we received from the staff of the SEC.  We intend to re-file the Form 10, but cannot predict when we will do so or, once re-filed, when the registration will be declared effective.

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

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Revenues:

The Company had no revenue in 2009.  As of January 1, 2010, the Company began recognizing revenue in conjunction with a servicing agreement with its affiliate, CarePayment, LLC.  CarePayment, LLC pays the Company a servicing fee equal to 5%  annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back end fee” based on 25% of CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company recorded fee revenues of $1,304,717 in the first three months of operations, which were comprised of $408,448 of servicing fees, $896,269 of origination fees and no “back end fees.”

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

Operating expenses for the three months ended March 31, 2010 were $890,224 as compared to $131,901 for the same period in 2009.  The sales, general and administrative expenses for the three months ended March 31, 2010 related to the servicing operations which began on January 1, 2010, while the expense for the same period in 2009 related to managing a shell company and preparing filings of reports with the SEC.

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

Other Income (Expense):

Loss reimbursement – The Company’s servicing agreement with CarePayment, LLC provides for CarePayment, LLC to pay additional compensation equal to the Company’s actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010.  This additional compensation is intended to reimburse the Company for transition costs that are not specifically identifiable.  For the three months ended March 31, 2010, the Company recorded a loss reimbursement of $873,371 as other income.

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

(1) Incorporated by reference to the Company's Form 8-K filed on April 6, 2010.

(2) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREPAYMENT TECHNOLOGIES, INC.
Dated: December 22, 2010	(Registrant)

/s/ PATRICIA J. BROWN
Patricia J. Brown
Chief Financial Officer