Form 10-K/A
period 2009-12-31
CarePayment Technologies, Inc.
filed 2011-03-01
CIK 1142406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Transitional Small Business Disclosure Format: Yes ☐ No ☑

EXPLANATORY NOTES

Amendment to Annual Report. This Amendment No. 2 (this "Second Amendment") on Form 10-K/A is being filed in response to comments the Registrant received from the Staff of the Securities and Exchange Commission (the "Commission" or the "SEC") regarding the Registrant's Amendment No. 1 on Form 10-K/A filed with the SEC on December 21, 2010 (the "First Amendment"), which amended and restated the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as originally filed with the SEC on March 31, 2010 (the "Original Form 10-K" and together with the First Amendment and the Second Amendment, this "Report").  In addition to the other changes discussed elsewhere in these Explanatory Notes, this Second Amendment:  (a) amends and restates Item 1A of Part I of the First Amendment to include two additional risk factors, (b) amends and restates Item 13 of Part III of the First Amendment to provide additional disclosure and clarification and (c) files additional exhibits and re-files certain exhibits to the First Amendment to include attachments originally omitted from those exhibits.

All of the Registrant's securities, other than its Class A Warrants, were deregistered under Section 12(b) of the Exchange Act during 2002 or 2005.  The Registrant's Class A Warrants were overlooked and were not deregistered until August 2010.  None of the Registrant's Class A Warrants were ever exercised and they expired by their terms in November 2003.  For additional information, see the Explanatory Note entitled "Potential Liability Regarding Exchange Act Reporting Deficiencies" in the First Amendment. The cover page of this Second Amendment has been revised to reflect that the Registrant no longer has a class of Securities registered under either Section 12(b) or Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Except as necessary to respond to the Staff's comments or as otherwise explained in these Explanatory Notes and the Explanatory Notes in the First Amendment, the Registrant has not modified or updated the disclosures presented in the First Amendment, including the exhibits to the Original Form 10-K.  Accordingly, this Second Amendment does not reflect events occurring after the date of filing of the Original Form 10-K or modify or update disclosures affected by subsequent events, except as necessary to respond to the Staff's comments or as otherwise explained in these Explanatory Notes and the Explanatory Notes in the First Amendment.  As such, this Second Amendment should be read in conjunction with the Original Form 10-K, the First Amendment and the Registrant's other reports filed with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to those filings.

As required by Rule 12b-15 under the Exchange Act, currently dated certifications by the Registrant's principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Amendments to Articles of Incorporation. On April 1, 2010, the Registrant filed Second Amended and Restated Articles of Incorporation (the "Restated Articles") with the Oregon Secretary of State.  Among other things, the Restated Articles:  (a) changed the name of the Registrant from "microHelix, Inc." to "CarePayment Technologies, Inc.", (b) authorized two classes of common stock, Class A Common Stock and Class B Common Stock and (c) included an Amended and Restated Certificate of Designation designating 1,200,000 shares of preferred stock as Series D Convertible Preferred Stock (the "Series D Preferred").  The information set forth herein reflects these changes to the Registrant's name and capital stock.  Additionally, WS Technologies LLC changed its name to "CP Technologies LLC" effective April 22, 2010, and the information set forth herein reflects this name change.  For additional information regarding the Restated Articles, see the Registrant's Current Report on Form 8-K, which was filed with the SEC on April 6, 2010.

PART I

Item 1A.  Risk Factors

The Company is subject to various risks that could have a material adverse effect on it, including without limitation the following:

We are dependent on the performance of a single subsidiary and line of business.

The Company's only operating assets are held by its subsidiary CP Technologies, which itself has only one line of business.  We have no significant assets or financial resources other than CP Technologies.

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

A significant majority of our equity securities are beneficially owned by a group of related parties whose interests in our business may be different than yours.

Aequitas Holdings and its affiliates collectively beneficially own approximately 41% of our shares of Class A Common Stock outstanding as of March 31, 2010.  These shareholders also own all of the issued and outstanding shares of our Class B Common Stock and Series D Convertible Preferred Stock, each share of which is convertible into Class A Common Stock.  Additionally, each share of Class B Common Stock is entitled to 10 votes per share, which gives Aequitas Holdings control over approximately 97% of all votes eligible to be cast on most corporate matters.  The concentration of voting power among our principal shareholders enables our principal shareholders to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. Our principal shareholders may have strategic or other interests that conflict with the interests of our other shareholders.  The Company is required to redeem the Series D Convertible Preferred Stock during January 2013.  For more information about the redemption feature of the Series D Preferred Stock, see the discussion of the Investor Rights Agreement in Item 1 and Item 13 of this Report.

Provisions of our charter documents and Oregon law may have anti-takeover effects that could hinder a change in our corporate control.

Our Second Amended and Restated Articles of Incorporation and Amended and Restated Bylaws contain provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our Board of Directors.  These provisions may also delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their Class A Common Stock.  These provisions include, among others:

•
The ability of our Board of Directors to issue up to 10 million shares of preferred stock and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by our shareholders;

•
The 10 vote-per-share feature of our Class B Common Stock and the ability of our Board of Directors to issue up to 10,000,000 shares of our Class B Common Stock (of which 6,410,092 shares were issued and outstanding as of September 30, 2010); and

•	Provisions that set forth advance notice procedures for shareholder nominations of directors and proposals for consideration at meetings of shareholders.

In addition, we are subject to the Oregon Control Share Act and business combination law, each of which could limit parties who acquire a significant amount of voting shares from exercising control over us for specific periods of time. These laws could lengthen the period for a proxy contest or for a shareholder to vote his, her or its shares to elect the majority of our Board of Directors and change management.

PART III

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Although we believe that the terms and conditions of the transactions described in this Item 13 are fair and reasonable to the Company, such terms and conditions may not be as favorable to us as those that could be obtained from independent third parties.  In addition, our officers and directors participate in other competing business ventures.

See "Overview" in Item 1 of this Report for additional information about our affiliates and their relationships to us.

Administrative Services Agreement:

Effective January 1, 2010, Aequitas began providing CP Technologies with certain management support services, such as accounting, treasury, budgeting and other financial services, financial reporting and tax planning services, human resources services and information technology services (including providing an infrastructure platform, software management, voice and data services and desktop and platform support services) under the terms of an Administrative Services Agreement dated December 31, 2009.  The total fee for these services is approximately $65,100 per month.  This fee will increase by 3% on January 1 of each year, beginning January 1, 2011.  Either party may change the services (including terminating a particular service) upon 180 days prior written notice to the other party, and the Administrative Services Agreement is terminable by either party on 180 days notice.  We paid fees to Aequitas under the Administrative Services Agreement of $585,900 for the nine months ended September 30, 2010.

Sublease:

During each of the years ended December 31, 2009 and 2008, we paid rent of approximately $60,000 to Aequitas to lease office space and personal property used by us and our affiliates in our business operations.  On December 31, 2009, CP Technologies and Aequitas entered into a Sublease to memorialize the lease of office space and personal property from Aequitas.  Under the Sublease, the rent for the real property is $12,424 per month, and will increase by 3% each year beginning January 1, 2011.  The rent for the personal property is $6,262 per month, and CP Technologies also pays all personal property taxes related to the personal property it uses under the Sublease.  CP Technologies paid fees under the Sublease to Aequitas of $168,176 for the nine months ended September 30, 2010.

Advisory Services Agreement:

On June 27, 2008, we entered into an Advisory Services Agreement (the "Advisory Agreement") with Aequitas pursuant to which Aequitas has provided us with strategy development, strategic planning, marketing, corporate development and other advisory services as reasonably requested by us from time to time for a monthly fee of $10,000.  For additional information regarding the Advisory Agreement, see "Overview" in Item 1 of this Report.  We paid fees to Aequitas under the Advisory Agreement of $120,000 for each of the years ended December 31, 2009 and 2008.

Effective December 31, 2009, the Company and Aequitas amended and restated the Advisory Agreement.  Under the terms of the amended and restated Advisory Agreement, Aequitas continues to provide us with strategy development, strategic planning, marketing, corporate development and such other advisory services as we reasonably request.  We pay Aequitas a monthly fee of $15,000 for such services.  We also agreed to pay success fees to Aequitas upon the successful completion of debt facilities provided by lenders to, or equity placements made by investors in, us, or our acquisition of targets that are identified by Aequitas.  The success fee for those transactions will equal an amount between 1.5% and 5.0% of the transaction value.  We also agreed to pay Aequitas success fees determined at mutually agreeable rates upon a sale of the Company and for new customer referrals made by Aequitas.  We paid fees to Aequitas under the amended and restated Advisory Agreement of $185,000 for the nine months ended September 30, 2010, which includes a $50,000 success fee related to our acquisition of a corporation in July 2010.

Royalty Agreement:

Effective December 31, 2009, Aequitas and CP Technologies entered into a Royalty Agreement whereby CP Technologies pays Aequitas a royalty based on new products (the "Products") that are developed by CP Technologies or its affiliates or co-developed by CP Technologies or its affiliates and Aequitas or its affiliates and are based on or use the CarePayment proprietary accounting software system that was contributed to CP Technologies by Aequitas (the "Software") (see "Overview" in Item 1 of this Report for additional information regarding the Software).  The royalty is calculated as either (i) 1.0% of the net revenue received by CP Technologies or its affiliates and generated by the Products that utilize funding provided by Aequitas or its affiliates, or (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by CP Technologies or its affiliates that do not utilize such funding.  CP Technologies has not paid any fees to Aequitas under the Royalty Agreement through September 30, 2010.

Servicing Agreement:

Beginning January 1, 2010, we recognize revenue in conjunction with a Servicing Agreement between us and CarePayment, LLC ("CarePayment") dated December 31, 2009.  CarePayment pays us a servicing fee based on an amount equal to 5% annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back end fee” based on 25% of CarePayment’s quarterly net income, adjusted for certain items.  We recorded fee revenues in conjunction with the Servicing Agreement of $4,415,940 for the nine months ended September 30, 2010, which was comprised of $1,329,836 of servicing fees, $3,086,104 of origination fees and no “back end fees.”  As of September 30, 2010, we had a receivable of $42,177 due from CarePayment, LLC for servicing fees.

CarePayment pays us additional compensation under the Servicing Agreement equal to our actual monthly losses for the first quarter of 2010, and an amount equal to 50% of our actual monthly losses for the second quarter of 2010.  We received $1,241,912 in such compensation from CarePayment for the nine months ended September 30, 2010.  We do not expect to receive any further such additional compensation under the Servicing Agreement.

Notes Payable:

On June 27, 2008, we refinanced a promissory note from MH Financial by issuing a note payable to MH Financial in the amount of $977,743 (the "MH Note").  The original principal balance of the MH Note included $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000.  MH Financial loaned us $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 27, 2009, and $100,000 on November 6, 2009.  The MH Note is secured by substantially all of our assets.  As of June 27, 2008, interest accrued on the outstanding principal balance of the MH Note at the rate of 20% per annum, which rate was reduced to 8% in September 2010 after we made principal payments totaling $400,000.  Through subsequent amendments to the MH Note, the maturity date of the MH Note has been extended to December 31, 2011.  Additionally, the outstanding principal balance and all accrued and unpaid interest will become due and payable in the event of (a) a sale of all or substantially all of our assets, or (b) the transfer of ownership or beneficial interest, by merger or otherwise, of 50% or more of the stock of the Company.  We made no payments of principal or interest on the MH Note during 2008 or 2009.  As of September 30, 2010, the principal amount outstanding under the MH Note was $577,743 and we have accrued interest payable to MH Financial of $411,560.  We have made a total of $400,000 in principal payments on the MH Note through September 2010.

On December 31, 2008, we issued a multiple advance promissory note payable to Aequitas with a maximum advance amount of $360,000 (the "Aequitas Note"), which accrued interest at the rate of 20% per annum.  In 2008 and 2009, we borrowed $101,834 and $192,356, respectively, on the Aequitas Note.  Since December 31, 2009 no additional advances have been made under the Aequitas Note.  We made no payments of principal or interest on the Aequitas Note during 2008 or 2009.  In June 2010, we paid all principal ($294,190) and accrued interest ($55,415) due under the Aequitas Note.

On January 15, 2010, we entered into agreements to borrow up to $500,000 from Aequitas Commercial Finance, LLC ("ACF"), which is a wholly-owned subsidiary of Aequitas and the parent company of CarePayment, at the rate of 8% per annum.  ACF advanced $31,000 to us on or about January 14, 2010, which we repaid on February 12, 2010.  The agreements between ACF and us expired on March 31, 2010.  We paid $196 of interest to ACF in connection with this loan.

Investor Rights Agreement:

On December 31, 2009, the Company, Aequitas and CarePayment entered into an Investor Rights Agreement.  Pursuant to that agreement, we agreed that as long as Aequitas and CarePayment (or their affiliates) own securities in us, we will pay all expenses incurred by them in connection with the preparation and filing with the SEC of reports or other documents related to us or any of our securities owned by Aequitas or CarePayment.  In addition, if we fail to redeem the Series D Preferred by January 31, 2013 in accordance with Section 5.1(b) of our Second Amended and Restated Certificate of Designation for the Series D Preferred, Aequitas or its assignee will have the right to exchange all of its shares of Series D Preferred for 55.5 Units of CP Technologies, and CarePayment or its assignee will have the right to exchange all of its shares of Series D Preferred for 42.5 Units of CP Technologies.  If such exchanges occur, Aequitas and CarePayment, or their respective assignees, will own approximately 99% of CP Technologies.

Issuances of Securities:

On June 27, 2008, we issued warrants exercisable for 746,667 shares of our Class A Common Stock at an exercise price of $0.01 per share to MH Financial in consideration for an initial loan disbursement made to us by MH Financial.  MH Financial subsequently assigned some of these warrants to certain of its investors as follows:  (a) warrants to purchase 116,661 shares of Class A Common Stock to Aequitas Catalyst Fund, LLC; (b) warrants to purchase 282,287 shares of Class A Common Stock to Thurman Holdings I, LP; (c) warrants to purchase 5,996 shares of Class A Common Stock to NTC & Co. fbo Robert J. Jesenik; and (d) warrants to purchase 33,238 shares of Class A Common Stock to CTK Capital Corporation, a corporation controlled by James M. Williams, a former Chairman of our Board of Directors.

On June 27, 2008, we issued warrants exercisable for 106,667 shares of our Class A Common Stock at an exercise price of $0.01 to Aequitas in consideration for strategy development, strategic planning, marketing, corporate development and other services that Aequitas provides to us pursuant to the Advisory Agreement that we entered into with Aequitas on that date.

On each of December 31, 2008, February 27, 2009 and November 6, 2009, we issued to Aequitas Catalyst Fund, LLC warrants exercisable for 106,667 shares of our Class A Common Stock at an exercise price of $0.01 in consideration for loan disbursements in the amount of $100,000 made by MH Financial to us on each of these dates.

On December 22, 2009, MH Financial converted all of its shares of our Series C Preferred Stock into 18,605 shares of our Class A Common Stock.

On December 30, 2009, each of the following parties exercised warrants for the following number of shares of our Class A Common Stock for aggregate consideration of $11,674:  (a) MH Financial – 308,486 shares; (b) Aequitas – 106,667 shares; (c) Aequitas Catalyst Fund, LLC – 436,660 shares; (d) Thurman Holdings I, LP – 282,287 shares; and (e) CTK Capital Corporation –33,238 shares.

On December 30, 2009, we issued 1,000,000 shares of Series D Preferred and warrants exercisable for 6,510,092 shares of our Class B Common Stock at an exercise price of $0.01 per share to CP Technologies pursuant to the Company Contribution Agreement described in Item 1 of the First Amendment.  CP Technologies subsequently assigned the warrants to purchase shares of our Class B Common Stock to Aequitas Holdings.

On March 11, 2010, NTC & Co. fbo Robert J. Jesenik exercised warrants to purchase 7,330 shares of Class A Common Stock for aggregate consideration of $259.

The issuances of securities described in this Item 13 were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act, including, without limitation, Regulation D promulgated thereunder.

Director Independence

We had no independent directors in 2009.

Item 15.  Exhibits

Exhibit Number	Description

10.1	Contribution Agreement dated December 30, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.

10.2	Contribution Agreement dated December 30, 2009 between CP Technologies LLC and CarePayment, LLC

10.3	Contribution Agreement dated December 30, 2009 between CP Technologies LLC and CarePayment Technologies, Inc.

10.4	Servicing Agreement dated December 31, 2009 between CP Technologies LLC and CarePayment, LLC

10.5	Trademark License Agreement dated December 31, 2009 between CP Technologies LLC and Aequitas Holdings, LLC

10.6	Sublease Agreement dated December 31, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.

10.7	Warrant Agreement dated December 30, 2009 by CarePayment Technologies, Inc. to CP Technologies LLC

10.8	Series D Preferred Stock Subscription Agreement dated December 30, 2009 between CarePayment Technologies, Inc. and CP Technologies LLC

10.9	Amended and Restated Advisory Services Agreement dated December 31, 2009 between CarePayment Technologies, Inc. and Aequitas Capital Management, Inc.

10.10	Service Mark Assignment dated December 30, 2009 between CarePayment, LLC and CP Technologies LLC

10.11	Domain Name Assignment dated December 30, 2009 between CarePayment, LLC and CP Technologies LLC

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2011.

CAREPAYMENT TECHNOLOGIES, INC.

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

Signature	Title	Date

/s/ James T. Quist	Director	March 1, 2011
James T. Quist

/s/ Brian A. Oliver	Director	March 1, 2011
Brian A. Oliver