Form 10-K
period 2010-12-31
CarePayment Technologies, Inc.
filed 2011-04-15
CIK 1142406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes   ☐ No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of December 31, 2010, was approximately $296,913 based upon the last sale price reported for such date on the NASDAQ OTC Market.

There were 10,600,879 shares of the issuer’s Common Stock outstanding as of April 12, 2011.

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

Item 1. Business

Overview

CarePayment Technologies, Inc. (“we”, “us”, “our” or the “Company”) was incorporated as an Oregon corporation in 1991. Unless otherwise indicated, all references in this Report to the Company includes our 99% owned subsidiary, CP Technologies, LLC (“CP Technologies”), which was organized as an Oregon limited liability company in 2009. The remaining 1% of CP Technologies is owned by Aequitas Capital Management, Inc. (“Aequitas”) and CarePayment, LLC, each of which are affiliates of ours. (For additional information, see “Formation of CP Technologies” below in this Item 1.)

Beginning in January 2010, we commenced operating a receivables servicing business through CP Technologies. Although we intend to grow our business to include servicing accounts receivable on behalf of other parties and in other industries, we currently service only healthcare accounts receivable and are dependent on a single customer, CarePayment, LLC.

CarePayment, LLC, or one of its affiliates, purchases from hospitals the portion of their accounts receivable that are due directly from patients. We then administer, service, and collect those accounts receivable on behalf of CarePayment, LLC for a fee. In 2010, we generated revenues of $5,867,717 in fees from our servicing activities on behalf of CarePayment, LLC.

The Healthcare Receivables Servicing Industry and Our Business

Generally, the majority of an account receivable that a hospital generates in connection with providing health care services is paid by private medical insurance, Medicare or Medicaid. The balance of an account receivable that is not paid by those sources is due directly from the patient. Often, hospitals do not prioritize collecting that balance as a result of the effort and expense required to collect directly from a patient.

Our affiliate, CarePayment, LLC, offers health care providers a receivables servicing alternative. CarePayment, LLC, either alone or through an affiliate, purchases from healthcare providers the balance of their accounts receivable that are due directly from patients. A patient whose healthcare receivable is acquired by CarePayment, LLC is offered the CarePayment program with a loyalty card and a line of credit and, if they accept the terms of the offer, becomes a CarePayment® customer. The patient’s CarePayment® card has an initial outstanding balance equal to the account receivable CarePayment, LLC purchased from the healthcare provider. Balances due on the CarePayment® card are generally payable over up to 25 months with no interest.

On December 31, 2009, CP Technologies entered into a Servicing Agreement (the “Servicing Agreement”) with CarePayment, LLC under which CP Technologies has the exclusive right to collect, administer and service all accounts receivable purchased or controlled by CarePayment, LLC or its affiliates. CarePayment, LLC also appointed CP Technologies as a non-exclusive originator of receivables purchased or controlled by CarePayment, LLC, including the right to negotiate with hospitals on behalf of CarePayment, LLC with respect to collecting, administering and servicing receivables purchased by CarePayment, LLC or its affiliates from hospitals. While CP Technologies services the accounts receivable, CarePayment, LLC retains ownership of them. In addition to servicing receivables on behalf of CarePayment, LLC, CP Technologies also analyzes potential receivable acquisitions for CarePayment, LLC and recommends a course of action when it determines that collection efforts for existing receivables are no longer effective.

In exchange for its services, CarePayment, LLC pays CP Technologies origination fees at the time CarePayment, LLC purchases and delivers receivables to CP Technologies for servicing, a monthly servicing fee based on the total principal amount of receivables that CP Technologies is servicing, and a quarterly fee based upon a percentage of CarePayment, LLC’s quarterly net income, adjusted for certain items. (See Item 13 of this Report for additional information regarding the Servicing Agreement.)

On July 30, 2010, we completed our acquisition of Vitality Financial, Inc., a Delaware corporation (“Vitality”), pursuant to an Agreement and Plan of Merger (the “Vitality Acquisition”). Vitality, headquartered in San Francisco, California, provides advanced payment and receivables management to a limited number of medical providers and patients.

In connection with the Vitality Acquisition, we issued 97,500 shares of our Series E Convertible Preferred Stock to certain of Vitality’s former stockholders as consideration for the Vitality Acquisition. CP Technologies entered into employment agreements with two former executives of Vitality.

Government Regulation

Through CP Technologies, we contract with various vendors to issue the CarePayment® customer cards, send customer statements, accept payments and transmit transaction history back to us. Since CP Technologies is responsible for the CarePayment® compliance with various laws and regulations relating to consumer credit, these vendors are selected for their specific expertise in such areas.

Federal, state and local statutes establish specific guidelines and procedures that we must follow when collecting health care accounts receivable. It is our policy to comply with the provisions of all applicable federal, state and local laws in all of our servicing activities. Failure to comply with these laws could lead to fines, suits and disruption of our business that could have a material adverse effect on us.

Federal, state and local consumer protection, privacy and related laws extensively regulate the relationship between debt collectors and debtors. Significant federal laws and regulations applicable to our business may include the following:

●
Dodd-Frank Wall Street Reform and Consumer Protection Act. This act authorized the creation of the Consumer Financial Protection Bureau (“CFPB”). The CFPB will have authority to regulate and examine the Company. While the CFPB will have wide ranging authority over the Company, it is not yet possible to know what its specific impact will be as it has not yet implemented any rules or regulations governing our business.

●
The Equal Credit Opportunity Act. This act prohibits creditors from discriminating against credit applicants and customers on a variety of factors, including race, color, sex, age, or marital status. Pursuant to the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for being denied. In addition, any of the credit scoring systems we use during the application process or other processes must comply with the requirements for such systems under the Equal Credit Opportunity Act.

●
The Financial Privacy Rule. Promulgated under the Gramm-Leach-Bliley Act, this rule requires that financial institutions, including collection agencies, develop policies to protect the privacy of consumers’ private financial information and provide notices to consumers advising them of their privacy policies. This rule is enforced by the Federal Trade Commission, which has retained exclusive jurisdiction over enforcement of it. Consumers do not have a private cause of action for violations of the Gramm-Leach-Bliley Act.

●
Electronic Funds Transfer Act. This act regulates the use of the Automated Clearing House (“ACH”) system to make electronic funds transfers. All ACH transactions must comply with Federal Reserve Regulation E and the rules of the Electronic Payments Association, formerly the National Automated Check Clearing House Association (“NACHA”). This act, Regulation E and the NACHA regulations give the consumer, among other things, certain privacy rights with respect to the transactions, the right to stop payments on a pre-approved fund transfer, and the right to receive certain documentation of the transaction.

The Bank Secrecy Act and the US Patriot Act may also apply to our business. Additionally, there are state and local statutes and regulations comparable to the above federal laws that affect our operations and court rulings in various jurisdictions also may impact our ability to collect receivables.

Although we are not a credit originator, the following laws, which typically apply to credit originators, may occasionally affect our operations because receivables we service through CP Technologies were originated through credit transactions:

●	Truth in Lending Act

●	Fair Credit Billing Act

●	Retail Installment Sales Act

●	Credit Card Accountability Responsibility and Disclosure Act of 2009

Patents and Intellectual Property

CP Technologies owns the CarePayment® proprietary accounting software system (the “Software”), which facilitates the efficient servicing of accounts receivable by merging transactions from various sources into a master database that is used to manage the servicing of accounts receivable. CP Technologies also owns the trademarks “CarePayment®” and “CarePayment.com”, and the Internet domain name “CarePayment.com.” We had no patents or patent applications pending as of the date of this Report.

We rely upon a combination of trademark, copyright and trade secret laws and contractual terms and conditions to protect our intellectual property rights. We also seek to control access to and distribution of our technology, documentation and other proprietary information.

Competition

The consumer debt collection industry is highly competitive and fragmented, and the market for servicing hospital patient receivables is particularly competitive. Currently, we only service receivables for an affiliated company. However, in our future efforts to service receivables for additional customers, we will face competition from a wide range of collection companies, financial service companies and technology companies that operate within the revenue and payment cycle markets. We may also compete with traditional contingency collection agencies and in-house recovery departments. Barriers to entry into the consumer debt collection industry are low and many of our potential competitors are significantly larger than us and have greater financial resources than we do.

Employees

As of March 31, 2011, we had 28 full-time employees and no part-time employees in the United States. Of these 28 employees, 16 engage in collection activities as part of the CP Technologies’ servicing department, 6 engage in sales and marketing activities for CP Technologies, and two provides various administrative support services. The remaining four employees are executives who provide management-level services to us.

We outsource certain administrative support services to Aequitas pursuant to the terms of an Administrative Services Agreement dated December 31, 2009 (the “Administrative Services Agreement”). Under the Administrative Services Agreement, Aequitas provides us with management and other support services, including accounting, treasury, budgeting and other financial services, financial reporting and tax planning services, human resources services and information technology infrastructure services. (See Item 13 of this Report for additional information regarding the Administrative Services Agreement.)

History, Formation of CP Technologies and Corporate Structure

History

We were incorporated as an Oregon corporation in 1991 under the name microHelix, Inc. From our inception until September 28, 2007, we manufactured custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets. We were experiencing considerable competition by late 2006 as our customers aggressively outsourced competing products from offshore suppliers. In the first quarter of 2007, a customer that accounted for over 30% of our revenues experienced a recall of one of its major products by the U.S. Food and Drug Administration. As a result, the customer cancelled its orders with us, leaving us with large amounts of inventory on hand and significantly reduced revenue.

On May 31, 2007 we informed our three secured creditors, BFI Business Finance, VenCore Solution, LLC and MH Financial Associates, LLC (“MH Financial”), that we were unable to continue business operations due to continuing operating losses and a lack of working capital. At that time, we voluntarily surrendered our assets to these secured creditors, following which we and our wholly owned subsidiary, Moore Electronics, Inc. (“Moore”), operated for the benefit of the secured creditors until September 2007, when we ceased manufacturing operations and became a shell company. MH Financial was at that time an affiliate of ours due to its ownership of shares of our capital stock.

From September 2007 until December 31, 2009, we had no operations. Our Board of Directors, however, decided to maintain us as a shell company to seek opportunities to acquire a business or assets sufficient to operate a business. To help facilitate our search for suitable business acquisition opportunities, among other goals, on June 27, 2008 we entered into an Advisory Services Agreement with Aequitas pursuant to which Aequitas provided us with strategy development, strategic planning, marketing, corporate development and other advisory services. (For additional information regarding the Advisory Services Agreement, see Item 13 of this Report.)

At the end of December 2009, we acquired the assets and rights that enabled us to begin building our current business. Before we acquired those assets and rights, they were owned by various entities affiliated with Aequitas. Aequitas, which is an investment management company, was performing the servicing function on behalf of CarePayment, LLC as an administrative process without dedicated management. We (including through our subsidiary, CP Technologies) have hired management with the necessary operational expertise in our current business to develop a strategic plan to effectively utilize the acquired assets, develop processes, and provide supervision and staff training.

Formation of CP Technologies

Together with Aequitas and CarePayment, LLC, we formed CP Technologies in December 2009 to service health care accounts receivable. In addition to the other agreements described in this Item 1, the agreements related to the creation of CP Technologies included the following:

●
Contribution Agreement (the “Aequitas Contribution Agreement”) dated December 30, 2009 between CP Technologies and Aequitas . Under the Aequitas Contribution Agreement, Aequitas, which controlled approximately 46% of our capital stock at the time, contributed the exclusive right to service and receive compensation and origination fees for all receivables owned and acquired in the future by CarePayment, LLC together with certain assets required to perform that service, including the Software. In exchange for that contribution, CP Technologies issued units representing a 28% ownership interest in CP Technologies to Aequitas.

●
Contribution Agreement (the “CarePayment Contribution Agreement”) dated December 30, 2009 between CP Technologies and CarePayment, LLC. Under the CarePayment Contribution Agreement, CarePayment, LLC contributed the service marks CarePayment® and CarePayment.com and the Internet domain name “CarePayment.com” to CP Technologies. In exchange for that contribution, CP Technologies issued units representing a 22% ownership interest in CP Technologies to CarePayment, LLC. CP Technologies uses the CarePayment brand in the ordinary course of our business and in connection with providing services to our customers.

●
Contribution Agreement (the “Company Contribution Agreement”) dated December 30, 2009 between CP Technologies and the Company. Under the Company Contribution Agreement, we contributed 1,000,000 shares of our Series D Preferred Stock (the “Series D Preferred”) and 10-year warrants to purchase 6,510,092 shares of our Class B Common Stock at an exercise price of $0.01 per share (the “Class B Warrants”) to CP Technologies. In exchange for that contribution, CP Technologies issued units representing a 50% ownership interest in CP Technologies to us. CP Technologies subsequently distributed the Series D Preferred and Class B Warrants to Aequitas and CarePayment, LLC in connection with redeeming all but one-half of one unit held by each of them in CP Technologies (see the descriptions of the Aequitas Redemption Agreement and the CarePayment Redemption Agreement below). As a result of those redemptions, we currently own 99% of CP Technologies and Aequitas and CarePayment, LLC each currently own 0.5% of CP Technologies. The Class B Warrants were exercised in full in April 2010.

●
Redemption Agreement dated December 31, 2009 between CP Technologies and Aequitas (the “Aequitas Redemption Agreement”). Under the Aequitas Redemption Agreement, CP Technologies redeemed all but half of one unit of CP Technologies held by Aequitas in CP Technologies in exchange for 600,000 shares of the Series D Preferred.

●
Redemption Agreement dated December 31, 2009 between CP Technologies and CarePayment (the “CarePayment Redemption Agreement”). Under the CarePayment Redemption Agreement, CP Technologies redeemed all but half of one unit of CP Technologies held by CarePayment, LLC in CP Technologies for 400,000 shares of the Series D Preferred and all of the Class B Warrants.

●
Royalty Agreement (“Royalty Agreement”) dated December 31, 2009 between CP Technologies and Aequitas. Under the Royalty Agreement, CP Technologies pays Aequitas a royalty based on new products (“Products”) developed by CP Technologies or co-developed by CP Technologies and Aequitas that are based on or use the Software. The royalty is calculated as either (i) 1.0% of the net revenue received by CP Technologies and generated by the Products that utilize funding provided by Aequitas or its affiliates or (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by CP Technologies that do not utilize such funding.

●
Trademark License Agreement (“Trademark License”) dated December 31, 2009 between CP Technologies and Aequitas Holdings, LLC (“Aequitas Holdings”). Under the Trademark License, CP Technologies granted the non-exclusive use of the CarePayment name and service mark to Aequitas Holdings and its affiliates. Aequitas Holdings may also sublicense the use of the CarePayment name and trademark to its business partners that are involved in the marketing and sale of Aequitas Holdings’ products or joint products with those business partners.

●
Investor Rights Agreement (“Investor Rights Agreement”) dated December 31, 2009 among the Company, Aequitas and CarePayment, LLC. Under the Investor Rights Agreement, we agreed that, as long as Aequitas and CarePayment, LLC (or their affiliates) own securities of the Company, we will pay all expenses incurred by Aequitas and CarePayment, LLC in connection with preparing and filing SEC reports or other documents related to us or any our securities that Aequitas and CarePayment, LLC own. In addition, if we fail to redeem the Series D Preferred by January 31, 2013 in accordance with Section 4.1(b) of the Certificate of Designation for the Series D Preferred, (i) Aequitas or its assignee will have the right to exchange all of its shares of Series D Preferred for 55.5 units of CP Technologies, and (ii) CarePayment, LLC or its assignee will have the right to exchange all of its shares of Series D Preferred for 42.5 units of CP Technologies, which could result in Aequitas and CarePayment, LLC (or their assignees) together owning 99% of CP Technologies.

Corporate Structure and Relationship with Affiliates

As of March 31, 2011, Aequitas Holdings and its affiliates beneficially owned 90.4% of our Class A common stock and controlled 97.0% of our voting rights on a fully diluted basis. Aequitas and CarePayment, LLC, the other members of CP Technologies, are affiliates of each other due to their common control by Aequitas Holdings. Aequitas is a wholly owned subsidiary of Aequitas Holdings. CarePayment, LLC is a wholly owned subsidiary of Aequitas Commercial Finance, LLC (“ACF”), which itself is a wholly owned subsidiary of Aequitas Holdings.

The following diagram depicts our current corporate structure and relationships with certain affiliates:

We also own Moore Electronics, Inc, a non-operating subsidiary, and Vitality.

Our two board members, James T. Quist and Brian Oliver, are affiliates of Aequitas.

Where You Can Find More Information

You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days from 10:00 a.m. to 3:00 p.m. You may obtain information on the operation of the SEC’s Public Reference Room by calling (800) SEC-0330. You may also purchase copies of our SEC filings by writing to the SEC, Public Reference Section, 100 F Street, N.W., Washington, D.C. 20549. Our SEC filings are also available on the SEC’s website at http://www.sec.gov. We currently do not have a website.

Item 1A. Risk Factors

The Company is subject to various risks that could have a material adverse effect on it, including without limitation the following:

We are dependent on the performance of a single subsidiary and line of business.

The Company’s only operating assets are held by its subsidiary CP Technologies, which itself has only one line of business. We have no significant assets or financial resources other than CP Technologies.

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

The provision of hospital receivables servicing is a new business for the Company. We have no experience in such a business. Although we hired certain employees from Aequitas who have previously provided such services to CarePayment, LLC, there is no assurance that we will be able to provide satisfactory services to CarePayment, LLC through such employees, or such other employees or contractors as we may retain.

Our activities for the foreseeable future will be limited to servicing hospital receivables, CarePayment, LLC being our only direct customer. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations related to the business of CarePayment, LLC and therefore increase the risks associated with our operations. CarePayment, LLC’s ability to acquire receivables for us to service depends on its ability to acquire adequate funding sources. The inability of CarePayment, LLC to acquire a sufficient amount of receivables for us to service would have a material adverse effect on us.

A deterioration in the economic or inflationary environment in the United States may have a material adverse effect on us.

The Company’s performance may be affected by economic or inflationary conditions in the United States. If the United States economy deteriorates or if there is a significant rise in inflation, personal bankruptcy filings may increase, and the ability of hospital customers to pay their debts could be adversely affected. This may in turn adversely impact our financial condition, results of operations, revenue and stock price.

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

Most of the Company’s agreements are with affiliates. Although we believe that the terms and conditions of the agreements with such parties are fair and reasonable to the Company, such terms and conditions may not be as favorable to us as those that could be obtained from independent third parties. In addition, the Company’s officers and directors participate in other competing business ventures.

There is no public market for our securities.

There is currently no active public market for the Company’s securities. No predictions can be made as to whether a trading market will ever develop for any of the Company’s securities. The sale of Company securities is not being registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and such securities may not be resold or otherwise transferred unless they are subsequently registered under the Securities Act and applicable state laws, or unless exemptions from registration are available. Accordingly, investors may not be able to liquidate their investment in any of the Company’s securities.

Rule 144 is not available for the resale of Company securities.

The Company has been a “shell company” as defined in the Securities Act. Therefore, Rule 144 will not be available for the resale of Company securities until the following conditions are met:

●	The Company must be subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act.

●
The Company must have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; and

●	One year must have elapsed since the Company has filed current “Form 10 information” with the Securities and Exchange Commission reflecting its status as an entity that is no longer a shell company.

The Company has not yet satisfied the above conditions, and there can be no assurance that the Company will ever satisfy the above conditions. The unavailability of Rule 144 may prevent an investor from liquidating its investment in the Company’s securities.

The Company does not intend to pay dividends in the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of the Company, and we do not anticipate paying any cash dividends on any of our Common Stock or Preferred Stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent on then-existing conditions, including the Company’s financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant.

Disruptions in service or damages to our data center or operations center, or other software or systems failures, could adversely affect our business.

The Company’s data center and operations center are essential to our business. Our operations depend on our ability to maintain and protect our computer systems. We intend to conduct business continuity planning and maintain insurance against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at our offices. However, our planning and insurance coverage may not be adequate in any particular case. The occurrence of any of these events could result in interruptions, could impair or prohibit our ability to provide services and materially adversely impact us.

In addition, despite the implementation of security measures, the Company’s infrastructure, data center and systems, including the internet and related systems, are vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks, terrorist attacks or other attacks by third parties or similar disruptive problems. Any of these can cause system failure, including network, software or hardware failure, which can result in service disruptions or increased response time for our products and services. As a result, the Company may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by such breaches.

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

We rely, and expect to continue to rely, on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect our technology. We do not currently have any issued patents or registered copyrights, and have only one registered trademark. There can be no assurance that the steps we have taken will be adequate to prevent misappropriation of our technology or other proprietary rights, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology, which could prevent us from successfully growing our business. To the extent we become involved in litigation to enforce or defend our intellectual property rights, such litigation could be a lengthy and costly process and divert our effort and resources and the attention of management with no guarantee of success.

We face significant competition for our services.

The markets for our services are intensely competitive, continually evolving and, in some cases, subject to rapid technological change. We face competition from many servicing and collections companies and other technology companies within segments of the revenue and payment cycle markets. Most of our competitors are significantly larger and have greater financial resources than we do. We may not be able to compete successfully with these companies, and these or other competitors may commercialize products, services or technologies that render our services obsolete or less marketable.

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

Recent and future developments in the healthcare industry could adversely affect our business.

National healthcare reform legislation was signed into law on March 23, 2010. This reform legislation attempts to address the issues of increasing access to and affordability of healthcare, increasing effectiveness of care, reducing inefficiencies and costs, emphasizing preventive care, and enhancing the fiscal sustainability of the federal healthcare programs. It is not yet clear how this reform legislation may affect the services we provide. In addition, there are currently numerous federal, state and private initiatives and studies seeking ways to increase the use of information technology in healthcare as a means of improving care and reducing costs. We cannot predict what healthcare initiatives, if any, will be enacted and implemented, or the effect any future legislation or regulation will have on us. These initiatives may result in additional or costly legal and regulatory requirements that are applicable to us and our customers, may encourage more companies to enter our markets, and may provide advantages to our competitors. Any such legislation or initiatives, whether private or governmental, may result in a reduction of expenditures by the customers or potential customers of the hospitals serviced by the Company, which could have a material adverse effect on our business.

Even if general expenditures by industry constituents remain the same or increase, other developments in the healthcare industry may result in reduced spending on the Company’s services or in some or all of the specific markets we serve or are planning to serve. In addition, expectations regarding pending or potential industry developments may also affect the budgeting processes of the hospitals serviced by the Company and spending plans with respect to the types of products and services the Company provides.

The healthcare industry is highly regulated and is subject ot changing political, legislative, regulatory and other influences. Many healthcare laws are complex and their application to specific services and relationships ,may not be clear. The healthcare industry has changed significantly in recent years, and the Company expects that significant changes will continue to occur. The timing and impact of developments in the healthcare industry are difficult to predict. There can be no assurance that the markets for the services provided by the Company will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

We could face potential liability if health-related information is disclosed.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) required the United States Department of Health and Human Services to adopt standards to protect the privacy and security of individually identifiable health-related information. The department released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed.

The Company may come into contact with protected health-related information. Although we will take measures to ensure that we comply with all applicable laws and regulations, including HIPAA, if there is a breach, we may be subject to various penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.

We are subject to laws related to our handling and storage of personal consumer information violations of which could subject us to potential liability.

The privacy of consumers’ personal information is protected by various federal and state laws. Any penetration of our network security or other misappropriation of consumers’ personal information could subject us to liability. Other potential misuses of personal information, such as for unauthorized marketing purposes, could also result in claims against us. These claims could result in litigation. In addition, the Federal Trade Commission and several states have investigated the use by certain internet companies of personal information. We could incur unanticipated expenses, especially in connection with our settlement database, if and when new regulations regarding the use of personal information are enacted.

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

Our business strongly depends upon the services and management experience of our senior management team. If any of our executive officers resigns or is otherwise unable to serve, our management expertise and our ability to effectively execute our business strategy could be diminished.

We may not be able to hire and retain enough sufficiently trained employees to support our operations, and/or we may experience high rates of personnel turnover.

Our industry is very labor-intensive, and companies in our industry typically experience a high rate of employee turnover. We will not be able to service our clients’ receivables effectively, continue our growth or operate profitably if we cannot hire and retain qualified personnel. Further, high turnover rates among our employees could increase our recruiting and training costs and may limit the number of experienced personnel available to service our receivables.

We may not be able to successfully anticipate, invest in or adopt technological advances within our industry.

The Company’s business relies on computer and telecommunications technologies, and our ability to integrate new technologies into our business is essential to our competitive position and our success. We may not be successful in anticipating, managing, or adopting technological changes on a timely basis. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles. While we believe that our existing information systems are sufficient to meet our current and foreseeable demands and continued expansion, our future growth may require additional investment in these systems. We depend on having the capital resources necessary to invest in new technologies to service receivables. There can be no assurance that we will have adequate capital resources available. We may not be able to anticipate, manage or adopt technological advances within our industry, which could result in our services becoming obsolete and no longer in demand.

A significant majority of our equity securities are beneficially owned by a group of related parties whose interests in our business may be different than yours.

Aequitas Holdings and its affiliates collectively beneficially own approximately 64% of our shares of Class A Common Stock outstanding as of March 31, 2011. These shareholders also own all of the issued and outstanding shares of our Class B Common Stock and Series D Convertible Preferred Stock, each share of which is convertible into Class A Common Stock. Additionally, each share of Class B Common Stock is entitled to 10 votes per share, which gives Aequitas Holdings control over approximately 97% of all votes eligible to be cast on most corporate matters. The concentration of voting power among our principal shareholders enables our principal shareholders to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. Our principal shareholders may have strategic or other interests that conflict with the interests of our other shareholders. The Company is required to redeem the Series D Convertible Preferred Stock during January 2013. For more information about the redemption feature of the Series D Preferred Stock, see the discussion of the Investor Rights Agreement in Item 1 and Item 13 of this Report.

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

●
The ability of our Board of Directors to issue up to 10 million shares of preferred stock and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by our shareholders;

●
The 10 vote-per-share feature of our Class B Common Stock and the ability of our Board of Directors to issue up to 10,000,000 shares of our Class B Common Stock (of which 8,010,092 shares were issued and outstanding as of March 31, 2011); and

●	Provisions that set forth advance notice procedures for shareholder nominations of directors and proposals for consideration at meetings of shareholders.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Our principal offices are located in office space at 5300 Meadows Road, Suite 400, Lake Oswego, Oregon, 97035 which is leased from Aequitas under a sublease dated December 31, 2009. (For additional information regarding that sublease, see Item 13 of this Report.) We also lease office space at 50 Osgood Place, San Francisco, California, 94133. We believe that these facilities are suitable for our operations the foreseeable future.

Item 3. Legal Proceedings

From time to time the Company may become involved in ordinary, routine or regulatory legal proceedings incidental to the Company’s business. On July 7, 2010, a former employee of Vitality filed a complaint in the Superior Court of California for Orange County, alleging breach of contract, breach of fiduciary duty, fraud, and negligent misrepresentation against Vitality and its officers. The plaintiff seeks damages relating to unexercised stock option grants and other matters related to the sale of Vitality to the Company. We believe the claim is without merit and do not believe that the claim will have a material impact on our financial position or results of operations. As of the date of this Report, we are not engaged in any other legal proceedings nor are we aware of any other pending or threatened legal proceedings that, singly or in the aggregate, could have a material adverse effect on the Company

Item 4. Removed and Reserved

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is no established public trading market for the Company’s securities. As of the date of this report the Company’s Class A Common Stock trades on the “pink sheets” under the symbol CPYT. The table below sets forth for the periods indicated the high and low bid prices for the Class A Common Stock as reported by NASDAQ from January 1, 2009 through December 31, 2010. The prices in the table are the high and low bid prices as reported by NASDAQ, adjusted to reflect the impact of the 1 for 10 reverse stock split approved by the Company’s shareholders at the annual meeting of the shareholders on March 31, 2010.

The prices shown represent interdealer prices without adjustments for retail mark-ups, mark-downs or commissions and consequently may not represent actual transactions.

Common Stock “CPYT”

2009 Fiscal Quarters	High	Low
First Quarter	$1.00	$1.00
Second Quarter	$1.00	$1.00
Third Quarter	$1.00	$0.20
Fourth Quarter	$0.70	$0.15

2010 Fiscal Quarters	High	Low
First Quarter	$4.00	$0.17
Second Quarter	$8.00	$0.14
Third Quarter	$3.00	$0.14
Fourth Quarter	$4.00	$1.55

Dividends

Holders of shares of our Common Stock are entitled to receive such dividends, if any, as may be declared by our Board of Directors out of funds legally available therefor and, upon the Company’s liquidation, dissolution or winding up, are entitled to share ratably in all net assets available for distribution to such shareholders. The holders of the Company’s Series D Preferred Stock and Series E Preferred Stock have superior liquidation rights over the holders of our Common Stock. The Company has not, to date, declared or paid any cash dividends on its Common Stock or Preferred Stock and does not expect to pay any such dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Other than as reported in our quarterly reports on Form 10-Q and current reports on Form 8-K, we did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2010.

Shareholders of Record

As of December 31, 2010, there are approximately 87 shareholders of record of our Class A Common Stock, four shareholders of record of our Class B Common Stock, one shareholder of record of our Series D Convertible Preferred Stock and 23 shareholders of record of our Series E Convertible Preferred Stock.

Purchase of Equity Securities

We did not repurchase any of our securities during the fourth quarter of our fiscal year ended December 31, 2010.

Other

No class of our securities is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we are not subject to the information requirements of the Exchange Act. We have no present intention of registering any of our securities under the Exchange Act, but we intend to continue voluntarily filing reports and information under the Exchange Act.

Item 6. Selected Financial Data

        Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All of the references to share and per share data below have been retroactively restated to reflect the reverse stock split for all periods presented due to the 1 for 10 reverse stock split approved by the Company’s shareholders at the annual meeting of the shareholders on March 31, 2010.

Overview

CarePayment Technologies, Inc. (“we,” “us,” “our,” “CarePayment” or the “Company”) was incorporated as an Oregon corporation in 1991. From inception until September 28, 2007, we manufactured custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets. We were experiencing considerable competition by late 2006 as our customers aggressively outsourced competing products from offshore suppliers. In the first quarter of 2007, a customer that accounted for over 30% of our revenues experienced a recall of one of its major products by the U.S. Food and Drug Administration. As a result the customer cancelled its orders with us, leaving us with large amounts of inventory on hand and significantly reduced revenue.

On May 31, 2007 we informed our three secured creditors, BFI Business Finance, VenCore Solution, LLC and MH Financial Associates, LLC (“MH Financial”), that we were unable to continue business operations due to continuing operating losses and a lack of working capital. At that time we voluntarily surrendered our assets to these secured creditors, following which we and our wholly owned subsidiary, Moore Electronics, Inc. (“Moore”), operated for the benefit of the secured creditors until September 2007, when we ceased manufacturing operations and became a shell company.

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

To facilitate building the business, on December 30, 2009, we, Aequitas and CarePayment, LLC formed an Oregon limited liability company, CP Technologies LLC (CP Technologies”). We contributed shares of our newly authorized Series D Convertible Preferred Stock (“Series D Preferred”) and warrants to purchase shares of our Class B Common Stock (the “Class B Warrants”) to CP Technologies. Aequitas and CarePayment contributed to CP Technologies the CarePayment® assets and rights described in the foregoing paragraph. CP Technologies then distributed the shares of Series D Preferred to Aequitas and CarePayment, and the Class B Warrants to CarePayment to redeem all but half of one membership unit (a “Unit”) held by each of them. Following these transactions, we own 99% of Cp Technologies, and Aequitas and CarePayment, LLC each own 0.5% of CP Technologies as of December 31, 2010.

See Item 1 of this Report for additional information regarding the Company’s business.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities The Company believes the following critical accounting policies and related judgments and estimates affect the preparation of the Company’s consolidated financial statements. See also Note 1 to the Consolidated Financial Statements.

Revenue recognition — The Company’s revenue is primarily related to a servicing agreement with CarePayment, LLC. Origination fee revenue is recognized at the time CarePayment, LLC funds its purchased receivables and the Company assumes responsibility for servicing these receivables; a servicing fee is recognized monthly based on the total funded receivables being serviced by the Company; and a percentage of CarePayment, LLC’s quarterly net income is accrued for the current quarter in accordance with the Servicing Agreement.

Warrants to purchase the Company’s stock — The fair value of warrants to purchase the Company’s stock issued for services or in exchange for assets is estimated at the issue date using the Black-Scholes model.

Results of Operations

Year ended December 31, 2010 compared with year ended December 31, 2009

The Company had no business activity during 2009. See Overview in this Item 7. Beginning in January 2010, we commenced operating a receivables servicing business. See Item 1 of this Report for additional information regarding the Company’s business.

Revenues:

The Company had no revenue in 2009. As of January 1, 2010, the Company began recognizing revenue in conjunction with a servicing agreement with its affiliate, CarePayment, LLC. CarePayment, LLC pays the Company a servicing fee equal to 5% annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back-end fee” based on 25% of CarePayment, LLC’s quarterly net income, adjusted for certain items. The Company recorded fee revenues in conjunction with the servicing agreement of $5,867,717 for the year ended December 31, 2010, which were comprised of $1,811,037 of servicing fees, $4,056,680 of origination fees and no “back end fees.” Additionally the Company recorded implementation revenue of $65,000 for implementation services provided to hospitals on behalf of CarePayment, LLC and $15,750 of interest revenue from loans receivable acquired in the acquisition of Vitality.

Cost of Revenues:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing billing, collection and payment processing servicers, and the amortization of the servicing rights and servicing software. For the year ended December 31, 2010, the total cost of revenues of $4,935,506 was comprised of compensation expense of $1,254,329, outsourced processing and collections services of $2,940,692, amortization expense of $556,173, and $184,312 of other expense. Outsourced services from four primary vendors include hosting and maintenance of cardholder accounts including all customer transaction processing, collection and mailing services, card processing and customer service administration.

Operating Expenses:

Operating expenses for the year ended December 31, 2010 were $4,098,960 as compared to $403,300 for the same period in 2009. The sales, general and administrative expenses for the year ended December 31, 2010 related to the servicing operations which began on January 1, 2010, while the expense for the same period in 2009 related to managing a shell company and preparing SEC filings.

Operating expenses for the year ended December 31, 2010 were comprised of the following: sales and marketing expense of approximately $974,000; legal, consulting and other professional fees of approximately $614,000; executive compensation of approximately $531,000; related party agreements with Aequitas for office and equipment lease expense of $224,000, accounting services of $781,000 and advisory services of $230,000; travel and entertainment of $383,000, information technology and non-capitalized software development costs of $148,000 and general office expense including insurance other administrative expense of approximately $214,000.

Other Income (Expense):

Loss reimbursement – The Company’s servicing agreement with CarePayment, LLC provides for CarePayment, LLC to pay additional compensation equal to the Company’s actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010. This additional compensation was intended to reimburse the Company for transition costs that were not specifically identifiable. For the year ended December 31, 2010, the Company recorded a loss reimbursement of $1,241,912 as other income.

Interest expense – Interest expense of $454,041 for the year ended December 31, 2010 includes $299,302 of the accreted discount on the Series D Preferred. See Note 7 to the Consolidated Financial Statements contained in this Report. Interest expense of $513,620 for the year ended December 31, 2009 includes $261,944 of debt discount expense.

Net Loss:

Net loss for the year ended December 31, 2010 was $2,263,413. This loss is net of the $1,241,912 additional compensation received from CarePayment, LLC, whereby CarePayment, LLC reimbursed the Company for an amount equal to the Company’s actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010 in accordance with the servicing agreement.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, the Company had $555,975 of cash and cash equivalents. For the year ended December 31, 2010, the Company used $920,547 of cash for operating activities compared to $241,010 for the year ended December 31, 2009. Cash used in operating activities during 2010 included a net loss of $2,263,413 offset by non-cash activity of $893,749, which included depreciation and amortization of $563,138, accretion of the discount on the Series D Preferred Stock of $299,302, and stock-based compensation expense of $31,309, and further offset by a net change in operating assets and liabilities of $449,177. The primary components of the change in operating assets and liabilities were an increase in accounts payable of $408,633 and accrued interest of $99,128.

For the year ended December 31, 2010, the Company provided $35,055 in cash from investing activities compared to $0 for the same period in 2009. The acquisition of Vitality provided $100,842 of cash; loan receivable activity provided net cash of $71,398, which was offset by the purchase of $137,185 of property and equipment. The total consideration for the acquisition of Vitality was Series E Preferred Stock; Vitality had $100,842 in cash at the acquisition date.

For the year ended December 31, 2010, the Company provided $1,372,370 in cash from financing activities as compared to $211,674 for 2009. During 2010, the Company sold 200,000 shares of Series D Preferred Stock to a single investor for $2,000,000 and received $66,560 of proceeds from the exercise of warrants. These proceeds were offset by the use of $694,190 to repay notes payable.

Substantially all of the Company’s revenue and cash receipts are generated from the servicing agreement with CarePayment, LLC. Origination and servicing revenues are generated based upon the volume of receivables that CarePayment, LLC or its affiliates purchase.

During 2010, the Company added headcount, trained staff and hired a software development firm to develop additional systems to manage the servicing operation in preparation for the projected receivables volume increases. New volume from existing CarePayment, LLC’s customers has been on schedule, but servicing volumes from new CarePayment, LLC customers have been less than projected. The Company expects the first quarter 2011 volume of serviced receivables to be similar to the fourth quarter of 2010, which will result in a use of cash from operations during the first quarter of 2011.

On March 31, 2011, Holdings purchased an additional 1.5 million shares of Class B Common Stock for $1.00 per share to provide working capital for the Company until the third quarter when the Company forecasts positive cash flows from operations. Holdings owns 7,910,092 shares of Class B stock which equates to 94% of the voting shares of the Company. Should this $1.5 million of cash from the equity infusion be insufficient to meet liquidity needs over the next year or until such time as the Company has positive cash flow, Holdings has advised the Company that it is prepared to provide liquidity either in the form of equity infusion or a line of credit to the Company.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recent Accounting Developments

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires additional disclosures of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning January 1, 2011. As this guidance only requires expanded disclosures, the adoption did not and will not impact the Company’s consolidated financial position or results of operations.

In October 2009, the FASB issued new standards that revised the guidance for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separate identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for the Company beginning January 1, 2011. The Company does not expect the adoption will have a material impact on its consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CarePayment Technologies, Inc.
Lake Oswego, Oregon

We have audited the accompanying consolidated balance sheets of CarePayment Technologies, Inc. and Subsidiaries, (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarePayment Technologies, Inc. and Subsidiaries, as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
April 15, 2011

CAREPAYMENT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$555,975	$69,097
Related party receivable	28,616	—
Prepaid expenses	40,215	—
Total current assets	624,806	69,097

Property and equipment, net	472,960	500,000
Intangible assets, net	9,227,637	9,550,000
Deposits	17,100	—
Goodwill	13,335	—
Total assets	$10,355,838	$10,119,097
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,216,916	$808,283
Accrued interest	423,210	324,082
Related party liabilities	67,429	—
Accrued liabilities	85,483	—
Current maturities of notes payable	577,743	294,190
Total current liabilities	2,370,781	1,426,555
Notes payable, net of current potion	—	977,743
Mandatorily redeemable preferred stock, Series D, no par value: 1,200,000 shares authorized, 1,200,000 and 1,000,000 shares issued and outstanding at December 31, 2010 and 2009, respectively, net of discount of $10,966,545 and $1,194,860 at December 31, 2010 and 2009, respectively, liquidation preference of $12,000,000 at December 31, 2010	1,033,455	8,805,140
Total liabilities	3,404,236	11,209,438
Shareholders’ Equity (Deficit):
CarePayment Technologies, Inc. shareholders’ equity (deficit):
Preferred stock, Series E, no par value: 250,000 shares authorized, 97,500 shares issued and outstanding at December 31, 2010 and no shares issued or outstanding at December 31, 2009	136,500	—
Common stock, no par value: Class A, 65,000,000 shares authorized, 2,590,787 and 1,383,286 issued and outstanding at December 31, 2010 and December 31, 2009, respectively; Class B, 10,000,000 shares authorized, 6,510,092 shares issued and outstanding at December 31, 2010 and no shares issued or outstanding at December 31, 2009	18,089,151	18,022,591
Additional paid-in-capital	21,857,507	11,755,211
Accumulated deficit	(33,127,616)	(30,868,143)
Total CarePayment Technologies, Inc. shareholders’ equity (deficit)	6,955,542	(1,090,341)
Noncontrolling interest	(3,940)	—
Total shareholders’ equity (deficit)	6,951,602	(1,090,341)
Total liabilities and shareholders’ equity (deficit)	$10,355,838	$10,119,097

The accompanying notes are an integral part of these consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31
	2010	2009
Service fees revenue	$5,867,717	$—
Interest on loans receivable	15,750
Other	65,000	—
Total revenue	5,948,467	—
Cost of revenue	4,935,506	—
Gross margin	1,012,961	—
Operating expenses:
Sales, general and administrative	4,098,960	403,300
Loss from operations	(3,085,999)	(403,300)
Other income (expense):
Other income	37,115	—
Loss reimbursement	1,241,912	—
Interest expense:
Interest expense	(154,739)	(251,676)
Accretion of preferred stock discount	(299,302)	—
Accretion of note payable discount	—	(261,944)
Total interest expense	(454,041)	(513,620)
Other income (expense), net	824,986	(513,620)
Net loss before income tax	(2,261,013)	(916,920)
Income tax expense	2,400	—
Net loss	(2,263,413)	(916,920)
Less: Net loss attributable to noncontrolling interest	(3,940)	—
Net loss attributable to CarePayment Technologies, Inc.	$(2,259,473)	$(916,920)
Net loss per share: Basic and diluted	$(0.36)	$(4.49)
Weighted average number of shares outstanding: Basic and diluted	6,307,846	204,345

The accompanying notes are an integral part of these consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2010 and 2009

	CarePayment Technologies, Inc. Shareholders
	Common Stock					Additional
	Class A		Class B		Preferred	Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Interest	Total
Balance, December 31, 2008	197,343	$17,477,917	—	—	$533,000	$10,342,521	$(29,951,223)	$—	$(1,597,785)
Common stock issued for exercise of warrants	1,167,338	11,674	—	—	—	—	—	—	11,674
Warrants issued in conjunction with debt	—	—	—	—	—	167,830	—	—	167,830
Conversion of Series C Preferred Stock to common stock	18,605	533,000	—	—	(533,000)	—	—	—	—
Warrants issued for acquisition of business assets	—	—	—	—	—	1,244,860	—	—	1,244,860
Net loss for the year	—	—	—	—	—	—	(916,920)	—	(916,920)
Balance, December 31, 2009	1,383,286	18,022,591	—	—	—	11,755,211	(30,868,143)	—	(1,090,341)
Common stock issued for exercise of warrants	1,207,330	1,460	6,510,092	65,100	—	—	—	—	66,560
Stock compensation expense	—	—	—	—	—	31,309	—	—	31,309
Warrants issued with preferred stock	—	—	—	—	—	929,356	—	—	929,356
Additional shares issued upon final calculation of reverse stock split	171	—	—	—	—	—	—	—	—
Beneficial conversion feature issued with preferred stock	—	—	—	—	—	245,145	—	—	245,145
Beneficial conversion feature recorded for amendment to preferred stock	—	—	—	—	—	8,896,486	—	—	8,896,486
Series E preferred stock issued for acquisition of Vitality Financial, Inc.	—	—	—	—	136,500	—	—	—	136,500
Net loss for the year	—	—	—	—	—	—	(2,259,473)	(3,940)	(2,263,413)
Balance, December 31, 2010	2,590,787	$18,024,051	6,510,092	$65,100	$136,500	$21,857,507	$(33,127,616)	$(3,940)	$6,951,602

The accompanying notes are an integral part of these consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2010	2009
Cash Flows Provided by (Used In) Operating Activities:
Net loss	$(2,263,413)	$(916,920)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	563,138	—
Accretion of preferred stock discount	299,302	—
Stock-based compensation	31,309	—
Amortization of debt discount	—	261,944
Change in assets and liabilities:
Decrease (increase) in assets:
Related party receivables	(28,616)	—
Prepaid expenses	(37,983)	—
Loan loss reserve	1,844	—
Deposits	(17,100)	—
Increase (decrease) in liabilities:
Accounts payable	408,633	53,209
Accrued interest	99,128	—
Deferred revenue	(15,028)	—
Accrued liabilities	(31,090)	360,757
Liability to affiliates	67,429
Net cash used in operating activities	(920,547)	(241,010)
Cash Flows Provided By (Used In) Investing Activities:
Purchase property and equipment	(137,185)	—
Proceeds from sale of assets	73,088
Investment in loans receivable	(54,303)	—
Proceeds from payments received on loans receivable	52,613	—
Cash acquired in purchase of Vitality Financial, Inc.	100,842	—
Net cash provided by investing activities	35,055	—
Cash Flows Provided By (Used In) Financing Activities:
Payments on notes payable	(694,190)	—
Proceeds from collection of related party note receivable	2,000,000	—
Proceeds from revolving credit line	31,000	—
Payment on revolving credit line	(31,000)	—
Proceeds from exercise of warrants	66,560	11,674
Proceeds from issue of notes payable to shareholders	—	200,000
Net cash provided by financing activities	1,372,370	211,674
Change in cash	486,878	(29,336)
Cash, beginning of period	69,097	98,433
Cash, end of period	$555,975	$69,097
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$55,611	$—
Cash paid for income taxes	$483	$—
Supplemental Disclosure of Non-cash Investing Activities:
Fair value of preferred stock issued to acquire Vitality Financial, Inc.	$136,500	$—
Supplemental Disclosure of Non-cash Financing Activities:
Fair value of preferred stock sold in exchange for a note receivable	$825,499	$—
Beneficial conversion feature issued with preferred stock sold in exchange for a note receivable	$245,145	$—
Fair value of warrants issued with preferred stock sold in exchange for a note receivable	$929,356	$—
Beneficial conversion feature recorded for amendment to preferred stock certificate of designation	$8,896,486	$—
Common stock warrants for asset acquisition	$—	$1,244,860
Preferred stock issued for asset acquisition	$—	$8,805,140
Warrants issued to lenders recorded as debt discount	$—	$167,830
Refinance of accrued liability to note payable	$—	$294,190

The accompanying notes are an integral part of these consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Activity

Overview

CarePayment Technologies, Inc (“we,” “us,” “our,” “CarePayment” or the “Company”) was incorporated as an Oregon corporation in 1991. From inception until September 28, 2007, we manufactured custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets. We were experiencing considerable competition by late 2006 as our customers aggressively outsourced competing products from offshore suppliers. In the first quarter of 2007, a customer that accounted for over 30% of our revenues experienced a recall of one of its major products by the U.S. Food and Drug Administration. As a result the customer cancelled its orders with us, leaving us with large amounts of inventory on hand and significantly reduced revenue.

On May 31, 2007 we informed our three secured creditors, BFI Business Finance, VenCore Solution, LLC and MH Financial Associates, LLC (“MH Financial”), that we were unable to continue business operations due to continuing operating losses and a lack of working capital. At that time we voluntarily surrendered our assets to these secured creditors, following which we and our wholly owned subsidiary, Moore Electronics, Inc. (“Moore”), operated for the benefit of the secured creditors until September 2007, when we ceased manufacturing operations and became a shell company. MH Financial was at that time an affiliate of ours. See Note 7.

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

Effective at the end of December 2009, we acquired certain assets and rights that enabled us to begin building a business that services accounts receivable for other parties. The assets and rights we acquired had been previously developed by Aequitas and its affiliate, CarePayment, LLC under the CarePayment® brand for servicing accounts receivable generated by healthcare providers in connection with providing healthcare services to their patients. The assets and rights we acquired included the exclusive right to administer, service and collect patient accounts receivable generated by healthcare providers and purchased by CarePayment, LLC or its affiliates, and a proprietary software product that is used to manage the servicing. Typically CarePayment, LLC or one of its affiliates purchase patient accounts receivables from hospitals and then we administer, service and collect them on behalf of CarePayment, LLC for a fee. Although we intend to grow our business to include servicing of accounts receivable on behalf of other parties, currently CarePayment, LLC is our only customer.

To facilitate building the business, on December 30, 2009 we, Aequitas and CarePayment, LLC formed an Oregon limited liability company called CP Technologies LLC (“CP Technologies”). We contributed shares of our newly authorized Series D Convertible Preferred Stock (“Series D Preferred”) and warrants to purchase shares of our Class B Common Stock to CP Technologies. Aequitas and CarePayment, LLC contributed to CP Technologies the CarePayment® assets and rights described in the foregoing paragraph. CP Technologies then distributed the shares of Series D Preferred to Aequitas and CarePayment, LLC, and the warrants to purchase shares of Class B Common to CarePayment, LLC, to redeem all but half of one membership unit (a “Unit”) held by each of them. Following these transactions, we own 99% of CP Technologies, and Aequitas and CarePayment, LLC each own 0.5% of CP Technologies as of December 31, 2010 and 2009.

The Healthcare Receivables Servicing Industry and Our Business

On January 1, 2010 and as a result of the transactions described above, CP Technologies began building a business to service hospital patient receivables for an affiliate of the Company, CarePayment, LLC.

Generally, the majority of an account receivable that a hospital generates in connection with providing healthcare services is paid by private medical insurance, Medicare or Medicaid. The balance of an account receivable that is not paid by those sources is due directly from the patient. Often, hospitals do not prioritize collecting that balance as a result of the effort and expense required to collect directly from a patient.

Our affiliate, CarePayment, LLC, offers healthcare providers a receivables servicing alternative. CarePayment, LLC, either alone or through an affiliate, purchases from healthcare providers the balance of their accounts receivable that are due directly from patients. A patient whose healthcare receivable is acquired by CarePayment, LLC is offered the CarePayment program with a loyalty card and a line of credit and, if they accept the terms of the offer, becomes a CarePayment® customer. The patient’s CarePayment® card has an initial outstanding balance equal to the account receivable CarePayment purchased from the healthcare provider. Balances due on the CarePayment® card are generally payable over up to 25 months with no interest.

On December 31, 2009, CP Technologies entered into a Servicing Agreement (the “Servicing Agreement”) with CarePayment, LLC under which CP Technologies has the exclusive right to collect, administer and service all accounts receivable purchased or controlled by CarePayment, LLC or its affiliates. CarePayment, LLC also appointed CP Technologies as a non-exclusive originator of receivables purchased or controlled by CarePayment, LLC, including the right to negotiate with hospitals on behalf of CarePayment, LLC with respect to collecting, administering and servicing receivables purchased by CarePayment, LLC or its affiliates from hospitals. While CP Technologies services the accounts receivable, CarePayment, LLC retains ownership of them. In addition to servicing receivables on behalf of CarePayment, LLC, CP Technologies also analyzes potential receivable acquisitions for CarePayment, LLC and recommends a course of action when it determines that collection efforts for existing receivables are no longer effective.

In exchange for its services, CarePayment, LLC pays CP Technologies origination fees at the time CarePayment, LLC purchases and delivers receivables to CP Technologies for servicing, a monthly servicing fee based on the total principal amount of receivables that CP Technologies is servicing, and a quarterly fee based upon a percentage of CarePayment, LLC’s quarterly net income, adjusted for certain items.

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

Vitality purchases healthcare receivables from hospitals on a non-recourse basis. Vitality has developed a proprietary healthcare credit scoring process to evaluate healthcare non-recourse loans prior to purchase. Upon credit approval, customers are offered a line of credit. When the customer accepts the terms of the agreement, the Company purchases the customers hospital receivable balance at a discount. Interest rates charged to the consumer on these loans are generally less than traditional credit card rates. Payment terms are generally up to 24 months.

Liquidity

Substantially all of the Company’s revenue and cash receipts are generated from the servicing contract with CarePayment, LLC. Origination and servicing revenues are generated based upon the volume of receivables that CarePayment, LLC or its affiliates purchase.

During 2010, the Company added headcount, trained staff and hired a software development firm to develop additional systems to manage the servicing operation in preparation for the projected receivables volume increases. New volume from existing CarePayment, LLC’s customers has been on schedule, but servicing volumes from new CarePayment, LLC customers have been less the projected. The Company expects the first quarter 2011 volume of serviced receivables to be similar to the fourth quarter of 2010, which will result in a use of cash from operations during the first quarter of 2011.

On March 31, 2011, Aequitas Holdings LLC (“Holdings”) purchased an additional 1.5 million shares of Class B Common Stock for $1.00 per share to provide working capital for the Company until the third quarter when the Company forecasts positive cash flows from operations. Holdings now owns 7,910,092 shares of Class B stock which equates to 96% of the voting shares of the Company. Should this $1.5 million of cash from the equity infusion be insufficient to meet the Company’s liquidity needs over the next year or until such time as the Company has positive cash flow, Holdings has advised the Company that it is prepared to provide liquidity either in the form of an additional equity infusion or a line of credit to the Company.

2. Summary of Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Moore and Vitality and its 99% owned subsidiary, CP Technologies LLC. All intercompany transactions have been eliminated.

Reclassifications and restatements:

On March 31, 2010, at the annual meeting of the shareholders, the Company’s shareholders voted to amend the Articles to effect a reverse stock split (the “Reverse Stock Split”) of the Company’s Common Stock. Pursuant to the Reverse Stock Split, each ten shares of Common Stock held by a shareholder immediately prior to the Reverse Stock Split were combined and reclassified as one share of fully paid and nonassessable shares of Class A Common Stock. The consolidated financial statements have been retroactively restated to reflect share and per share data related to such Reverse Stock Split for all periods presented. Additionally, certain 2009 amounts have been reclassified to conform with the 2010 presentation.

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

Concentration of credit risk:

Loans receivable — The loans receivable are with consumers who may be affected by the current economic environment. The Company believes it has adequately provided for potential credit losses. The Company has no loans receivable outstanding at December 31, 2010.

Revenue from one source — The Company currently generates substantially all its revenue through one servicing agreement with a related party.

Cash and investments — The Company maintains its cash in bank accounts; at times, the balances in these accounts may exceed federally insured limits. The Company has not experienced any losses in such accounts and has taken measures to limit exposure to any significant risk.

Cash and cash equivalents:

Cash and cash equivalents are stated at cost, which approximates fair value, and include investments with maturities of three months or less at the date of acquisition. Cash and cash equivalents consist of bank deposits.

Loans receivable and provision for credit losses:

The Company purchases consumer healthcare receivables at a discount from hospitals which are recorded as loans receivable. The discounted price ranges from 12% to 60% of face value depending on the credit worthiness of the consumer.

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

As of December 31, 2010, the Company sold the receivables to an affiliate, but continues to service the loans on behalf of the affiliate.

Property and equipment:

Property and equipment is comprised of servicing software and computer equipment which is stated at original estimated fair value and software stated at cost, net of accumulated amortization and depreciation. Additionally, the Company has construction in progress for capitalizable software. Internal and external costs incurred to develop internal use computer software during the application development stage is capitalized in accordance with ASC 350. Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives of the assets beginning at the time the asset is placed in service. The estimated useful life of the software and the software licenses is three years and the estimated useful life of used computer equipment is two years. The Company evaluates long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Other intangible assets:

Intangible assets acquired as part of the Vitality acquisition include loan processing software, a proprietary credit scoring algorithm and customer’s lists which are being amortized over the estimated useful lives of 1.5 to 5 years. Additionally the lender’s licenses acquired are considered to have an indefinite life and are not subject to amortization. See Note 3.

Goodwill

Goodwill is recorded at historical cost and is tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We did not recognize impairment losses on goodwill for the year ended December 31, 2010.

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

Installation services:

The Company provides software implementation services at hospitals on behalf of CarePayment, LLC. Implementation fees received from CarePayment, LLC are recognized as revenue when CarePayment, LLC accepts the implementation, which is at the time the hospital can successfully transmit data to CarePayment, LLC.

Loans receivable:

The Company purchases consumer healthcare receivables at a discount from hospitals. The discount is recorded as deferred revenue on the balance sheet and is recognized as revenue over the estimated life of each receivable using the interest method. Interest income is not recognized on specific impaired receivables unless the likelihood of further loss is remote; interest income on these receivables is recognized only to the extent of interest payments received.

Cost of revenue:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing billing, collections and payment processing services, amortization of servicing rights and servicing software and underwriting costs related to loans.

Advertising expense:

Advertising costs are expensed in the period incurred and are included in selling, general and administrative expenses. Total advertising expense, was $16,620 and $0 for the years ended December 31, 2010 and 2009, respectively.

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

Comprehensive income (loss):

The Company has no components of Other Comprehensive Income (Loss) and, accordingly, no statement of Comprehensive Income (Loss) is included in the accompanying Consolidated Financial Statements.

Operating segments and reporting units:

The Company operates as a single business segment and reporting unit.

Recently adopted accounting standards:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires additional disclosures of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning January 1, 2011. As this guidance only requires expanded disclosures, the adoption did not and will not impact the Company’s consolidated financial position or results of operations.

Recently issued accounting standards:

In October 2009, the FASB issued new standards that revised the guidance for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separate identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for the Company beginning January 1, 2011. The Company does not expect the adoption will have a material impact on its consolidated financial position or results of operations.

3. Acquisition of Vitality Financial, Inc.

On July 30, 2010, the Company entered into an Agreement and Plan of Merger with Vitality pursuant to which Vitality became a wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, the stockholders of Vitality received, collectively, 97,500 shares of Series E Convertible Preferred Stock of the Company in consideration for all the outstanding stock of Vitality. See Note 10.

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

The following table summarized the consideration paid for Vitality and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Consideration

Series E Preferred Stock, 97,500 shares. See Note 10. (a)	$136,500
Fair value of total consideration transferred	$136,500

Recognized amount of identifiable assets acquired and liabilities assumed
Cash	$100,842
Loans receivable (b)	67,516
Prepaid expense	2,232
Equipment	4,600
Identifiable intangible assets (c)	71,950
Financial liabilities	(123,975)
Total identifiable net assets	123,165
Goodwill	13,335
$136,500

(a)
The fair value of the 97,500 shares of Series E Preferred Stock issued as consideration for all of Vitality’s outstanding stock was determined on the basis of the closing market price of the Company’s Class A Common Stock on the most recent date with a market trade prior to the acquisition date, as the Series E Preferred Stock is convertible at the option of the holder into Class A Common Stock eighteen months after issuance and is mandatorily convertible into Class A Common Stock thirty six months after issuance, in each case at a defined conversion rate. The conversion rate on the acquisition date was ten shares of Class A Common Stock for each share of Series E Preferred Stock. See Note 10.

(b)	The gross loan balances due under the contracts are $70,716, of which $3,200 is expected to be uncollectible.

(c)
Identifiable intangible assets include a software program to manage the loans receivable ($7,250), proprietary credit scoring algorithm for evaluating non-recourse loans ($20,000), customer lists ($34,700) and lenders licenses ($10,000).

The amounts of Vitality’s revenue and losses included in the Company’s consolidated statement of operations for the year ended December 31, 2010 and the revenue and losses of the combined entity had the acquisition date been January 1, 2010 or January 1, 2009, are:

	Revenue	Losses
Actual from July 30, 2010 through December 31, 2010	$15,750	$(75,223)
Supplemental pro forma from January 1, 2010 through December 31, 2010	$5,962,066	$(2,558,562)
Supplemental pro forma from January 1, 2009 through December 31, 2009	$4,457	$(1,322,334)

4. Related Party Note Receivable

On April 15, 2010, the Company sold 200,000 shares of Series D Convertible Preferred Stock (“Series D Preferred”) to Aequitas CarePayment Founders Fund, LLC (“Founders Fund”) for a purchase price of $10.00 per share. The Company received a promissory note from Founders Fund for $2,000,000 which bears interest at 5% per annum and was due April 15, 2011. See Notes 8 and 10. As of September 3, 2010, Founders Fund had paid the total principal and interest balances due. The Company recorded interest income for the year ended December 31, 2010 of $33,093 for this Note.

5. Property and Equipment

A summary of the Company’s property and equipment as of December 31, 2010 and 2009 is as follows:

	2010	2009
Servicing software	$507,200	$500,000
Office equipment	4,600	—
Assets not yet in service – software	129,985	—
Total fixed assets	641,785	500,000
Accumulated depreciation and amortization	(168,825)	—
Property and equipment, net	$472,960	$500,000

Depreciation and amortization expense was $168,825 and $0 for the years ended December 31, 2010 and 2009, respectively.

6. Intangible Assets

A summary of the Company’s intangible assets as of December 31, 2010 and 2009 is as follows:

	2010	2009
Intangible assets subject to amortization:
Servicing rights (amortized over 25 years)	$9,550,000	$9,550,000
Customer lists (amortized over 1.5 years) (a)	34,700	—
IP Scoring Algorithm (amortized over 5 years) (a)	20,000	—
Software program to manage loans (amortized over 3 years) (a)	7,250	—
Gross carrying value	9,611,950	9,550,000
Accumulated amortization	(394,313)	—
Net carrying value of intangible assets subject to amortization	9,217,637	9,550,000
Intangible assets no subject to amortization:
Lender’s licenses	10,000	—
Net carrying value of intangible assets	$9,227,637	$9,550,000

(a) On July 30, 2010, these intangible assets were acquired in the merger with Vitality. See Note 3.

Amortization expense was $394,313 and $0 for the years ended December 31, 2010 and 2009, respectively. Amortization expense for intangible assets subject to amortization is estimated as follows:

Year	Amount
2011	$413,478
2012	388,416
2013	387,410
2014	386,000
2015	384,333
2016 – 2034 (each year)	382,000

7. Notes Payable

A summary of the Company’s notes payable as of December 31, 2010 and 2009 is as follows:

	2010	2009
MH Financial Loan Participation Members	$577,743	$977,743
Aequitas Capital Management, Inc.	—	294,190
Total notes payable	577,743	1,271,933
Current maturities	(577,743)	(294,190)
Notes payable, less current maturities	$—	$977,743

On June 27, 2008, the Company refinanced a promissory note payable to MH Financial Associates by issuing a note payable (the “MH Note”) in the amount of $977,743. The loan amount included $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000. The Company was advanced $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 27, 2009, and $100,000 on November 6, 2009. Effective as of the date of this refinance, interest accrued on the outstanding principal balance of the loan at a rate of 20% per annum. The original due date of the MH Note was December 27, 2008 and, as a condition of the December 31, 2008 advance, the due date was extended to December 31, 2009. On December 31, 2009, the Company was granted a note extension to December 31, 2011, at which time all unpaid interest and principal are due. In addition, the interest rate on the principal amount outstanding under the MH Note decreases from 20% to 8% per annum after the Company makes principal payments totaling $400,000. During 2010, the Company made a total of $400,000 in principal payments; and as such the interest rate on the outstanding balance of the MH Note has decreased to 8% per annum. As of December 31, 2010, MH Financial was dissolved and it distributed its interest in the MH Note to its members. Each of the members has designated Aequitas as its agent to perform the obligations of the loan originator. The MH Note continues to be secured by substantially all of the assets of the Company.

8. Mandatorily Redeemable Convertible Preferred Stock

On December 30, 2009, the Company issued 1,000,000 shares of Series D Preferred in connection with the transactions described in Note 1. On April 15, 2010, the Company sold 200,000 shares of Series D Preferred to Founders Fund for a purchase price of $10.00 per share pursuant to a note receivable in the original principal amount of $2,000,000 and, for no additional consideration, the Company issued a warrant to Founders Fund to purchase up to 1,200,000 shares of the Company’s Class A Common Stock at an exercise price of $0.001 per share. See Notes 4 and 10.

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

The fair value of the Series D Preferred was determined using a dividend discount model assuming a 9% discount rate and that the cumulative dividends of $0.50 per share will be accrued and received at the mandatory redemption date (Level 3 inputs in the fair value hierarchy). The resulting fair value of the 1,000,000 shares of Series D Preferred issued on December 30, 2009 was $8,805,140. As of April 1, 2010, the Company amended the Certificate of Designation for Series D Preferred such that the Series D Preferred is convertible into Class A Common Stock. See Note 10. The intrinsic value of the beneficial conversion feature resulting from this amendment is $23,052,396; since the intrinsic value of the beneficial conversion feature is greater than the fair value determined at issuance plus the accretion as of April 1, 2010, the amount of the discount assigned to the beneficial conversion was the fair value of the Series D Preferred on April 1, 2010 of $8,896,486.

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

The difference between the fair value of the Series D Preferred and the redemption value of $12,000,000 will be accreted to interest expense over the period to redemption in January 2013 using the level yield method. The carrying value at December 31, 2010 is $1,033,455.

9. Income Taxes

The components of deferred tax asset are as follows:

	December 31,
	2010	2009
Federal net operating loss carry forwards	$8,879,000	$7,824,000
State net operating loss carry forwards	786,000	639,000
Depreciation and amortization	(147,000)	—
Other	20,000	—
Deferred tax asset	9,538,000	8,463,000
Valuation allowance	(9,538,000)	(8,463,000)
Net deferred tax asset	$—	$—

As of December 31, 2010 the Company had federal and state net operating loss carry forwards of approximately $26.1 million and $17.7 million respectively, expiring during the years 2012 through 2030.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes.

The differences between the benefit for income taxes and income taxes computed using the U.S. federal income tax rate was as follows:

	For the Years Ended December 31,
	2010	2009
Benefit computed using statutory rate (34%)	$(767,000)	$(312,000)
Change in valuation allowance	723,000	314,000
Change in net operating loss carry forwards based on filed income tax returns	—	59,000
State income tax	(98,000)	(61,000)
Other permanent differences	29,400	—
Stock accretion	115,000	—
Provision for income taxes	$2,400	$—

The Company files income tax returns in various federal and state taxing jurisdictions, which are subject to examination and potential challenge by the taxing authorities. Challenged positions may be settled by the Company and as a result, there is uncertainty in the income taxes recognized in the financial statements. The Company applies ASC 740 when determining if any part of the benefit may be recognized in the financial statements.

Interest and penalties associated with uncertain tax positions are recognized as a component of income tax expense. The liability for payment of interest and penalties was $0 as of December 31, 2010 and 2009, respectively.

The Company is subject to examination in the United States for calendar years ending December 31, 2007 and later.

Due to the current and historical operating losses and potential limitation due to ownership changes, management has provided a full valuation allowance against net deferred tax assets.

10. Shareholders’ Equity

Preferred Stock:

As of April 1, 2010, the Company’s Certificate of Designation for Series D Preferred was amended by adding a provision allowing for the conversion of the Series D Preferred at any time after one year after its issuance. Each share of Series D Preferred Stock is convertible into such number of fully paid and nonassessable shares of Class A Common Stock of the Company as is determined by dividing the amount of $10.00 per share (as adjusted for stock splits, stock dividends, reclassification and the like) by the Conversion Price (defined in the following sentence) applicable to such share in effect on the date the certificate is surrendered for conversion. The Conversion Price per share of Series D Preferred is 80% of the volume weighted average price of the Class A Common Stock; provided, however, that in no event will the Conversion Price be less than $1.00 per share.

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

Stock Warrants:

As of December 31, 2010, the Company had 4,417 warrants outstanding for Class A Common Stock which are exercisable as follows:

Warrants	Exercise Price Per Share	Expiration Date
3,189	$37.50	April 2015
487	$72.00	June 2016
667	$75.00	July 2011
74	$4,077.00	March 2012

On April 15, 2010, the Company sold 200,000 shares of Series D Preferred to Founders Fund for a purchase price of $10.00 per share. See Note 4. In connection with the sale of the Series D Preferred, on April 15, 2010, and for no additional consideration, the Company issued a warrant to Founders Fund to purchase up to 1,200,000 shares of the Company’s Class A Common Stock at an exercise price of $0.001 per share. The warrant was exercised on December 16, 2010.

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

Warrants for 7,330 shares of Class A Common Stock were exercised on March 11, 2010, resulting in $260 proceeds to the Company.

Warrants for 6,510,092 shares of Class B Common Stock were exercised on April 2, 2010, resulting in $65,100 proceeds to the Company.

Warrants for 1,200,000 shares of Class A Common Stock were exercised on December 16, 2010, resulting in $1,200 proceeds to the Company.

Common Stock:

At the annual meeting of the shareholders held on March 31, 2010, the Company’s shareholders voted to amend the Company’s Articles of Incorporation to effect a reverse stock split (“Reverse Stock Split”) of the Company’s common stock. Pursuant to the Reverse Stock Split, each ten shares of common stock outstanding immediately prior to the Reverse Stock Split were combined and reclassified as one share of fully paid and nonassessable common stock.

At the same annual meeting of the shareholders, the Company’s shareholders also voted to amend the Company’s Articles of Incorporation to create two classes of common stock, Class A Common Stock and Class B Common Stock. The Articles authorize 75 million shares of common stock of which 65 million shares are designated as Class A Common Stock and 10 million shares are designated as Class B Common Stock. Holders of Class A Common Stock are entitled to one vote per share, and holders of Class B Common Stock are entitled to ten votes per share, on any matter submitted to the shareholders. Effective immediately after the Reverse Stock Split, each share of common stock outstanding was automatically converted into one share of Class A Common Stock.

The consolidated financial statements and notes thereto have been retroactively restated to reflect the Reverse Stock Split and such conversion for all periods presented.

11. Loss Reimbursement

The Company’s servicing agreement with CarePayment, LLC provides for CarePayment, LLC to pay additional compensation equal to the Company’s actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010. This additional compensation is intended to reimburse the Company for transition costs that are not specifically identifiable. For the six months ended June 30, 2010, the period of the agreement, the Company recorded a loss reimbursement of $1,241,912, as other income.

12. Earnings (Loss) per Common Share

The shares used in the computation of the Company’s basic and diluted loss per common share are reconciled as follows:

	Years Ended December 31
	2010	2009
Weighted average basic common shares outstanding	6,307,846	204,345
Dilutive effect of convertible preferred stock (a) (b)	—	—
Dilutive effect of warrants (a) (b)	—	—
Dilutive effect of employee stock options (a) (b)	—	—
Weighted average diluted common shares outstanding (a) (b)	6,307,846	204,345

(a)
Common stock equivalents outstanding for the year ended December 31, 2010 excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method are: warrants to purchase 4,417 shares of Class A Common Stock, 1,200,000 shares of Series D Preferred Stock convertible to purchase shares of Class A Common Stock and 97,500 shares of Series E Preferred Stock based on the conversion calculation described in Note 10, and stock options to purchase 897,950 shares of Class A Common Stock.

(b)
Common stock equivalents outstanding for the year ended December 31, 2009 excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method are: warrants to purchase 11,747 shares of Class A Common Stock, warrants to purchase 6,510,092 shares of Class B Common Stock, and 1,000,000 Series D Preferred Stock convertible to purchase shares of Class A Common Stock.

13. Employee Benefit Plans

Stock Incentive Plan

In February 2010, the Company adopted the 2010 Stock Option Plan (the “Plan”) pursuant to which the Company may grant restricted stock and stock options for the benefit of selected employees and directors. The Plan was amended in September 2010 to increase authorized grants to a total of 1,000,000 shares of Class A Common Stock. Grants are issued at prices equal to the estimated fair market value of the stock as defined in the plan on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria; all current grants outstanding are time-based vesting instruments. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of share based options granted is calculated using the Black-Scholes option pricing model. The Company uses original issuance shares to satisfy share-based payments. A total of 102,050 shares of Class A Common Stock are reserved for issuance under the Plan at December 31, 2010.

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

A summary of option activity under the Plan during the year ended December 31, 2010 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	—
Granted	897,950	$0.19
Cancelled	—
Exercised	—
Options outstanding at December 31, 2010	897,950	$0.19	9.1	$—
Options exercisable at December 31, 2010	262,343	$0.20	9.1	$—

The Company recorded compensation expense for the estimated fair value of options issued of $31,309 and $0 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company had $23,023 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 1.4 years.

401(k) Savings Plan

Employees of the Company are eligible to participate in a 401(k) Savings Plan. The Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation that employees contribute to the plan; the Company’s matching contributions vest immediately. The Company recorded expense of $52,437 and $0 for the years ended December 31, 2010 and 2009, respectively.

14. Commitments and Contingencies

Operating Leases:

The Company and its subsidiaries lease office space and personal property used in their operations from Aequitas, and affiliate. Beginning in 2011, the Company and its subsidiary lease space in San Francisco, California. At December 31, 2010, the Company’s aggregate future minimum payments for operating leases with the affiliate having initial or non-cancelable lease terms greater than one year are payable as follows:

Year	Required Minimum Payment
2011	$318,552
2012	$336,560
2013	$347,201
2014	$315,877
2015	$109,155
2016	$9,120

For the years ended December 31, 2010 and 2009, the Company incurred rent expense of $238,563 and $60,000, respectively.

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

15. Fair Value Measures

Fair Value:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair Value of Financial Instruments:

The carrying value of the Company’s cash and cash equivalents, related party receivable, accounts payable and other accrued liabilities approximate their fair values due to the relatively short maturities of those instruments.

The fair value of the Company’s mandatorily redeemable convertible Series D Preferred issued on December 30, 2009 and April 15, 2010 was determined using a dividend discount model and additionally for the April 15, 2010 sale of the Series D Preferred, the proceeds from the sale were allocated to the debt and attached warrant based on the relative fair values of each instrument at the time of issuance; the intrinsic value of the beneficial conversion feature was computed and recorded as a discount to the Series D Preferred and Additional Paid-In Capital. The assumptions used in the fair value calculation at December 31, 2009 would be the same at December 31, 2010. The difference between the fair value at issue date and the redemption value is being accreted into expense over the period to redemption in January 2013 using the level yield method. The fair value of the Series D Preferred at December 31, 2010 is $11,528,000 based on a discounted cash flow model.

The fair value of the notes payable was calculated using our estimated borrowing rate for similar types of borrowing arrangements for the years ended December 31, 2010 and 2009. The Company’s estimated borrowing rate has not changed; therefore, the carrying amounts reflected in the consolidated balance sheets for notes payable approximate fair value.

16. Related-Party Transactions

Effective January 1, 2010, Aequitas began providing CP Technologies certain management support services such as accounting, financial, human resources and information technology services, under the terms of the Administrative Services Agreement dated December 31, 2009. The total fee for the services is approximately $65,100 per month. For 2011, the fee will be $46,200 per month based upon reduced services to be provided in 2011. Both parties may change the services (including terminating a particular service) upon 180 days prior written notice to the other party, and the Administrative Services Agreement is terminable by either party on 180 days notice. The Company paid fees under the Administrative Services Agreement to Aequitas of $781,200 for the year ended December 31, 2010, which are included in sales, general and administrative expense.

Under the terms of the Sublease dated December 31, 2009 between CP Technologies and Aequitas, CP Technologies leases certain office space and personal property from Aequitas pursuant to the Sublease. The rent for the real property is $12,424 per month, and will increase by 3% each year beginning January 1, 2011. The rent for the personal property is $6,262 per month, and CP Technologies also pays all personal property taxes related to the personal property it uses under the Sublease. The Company paid fees under the Sublease to Aequitas of $224,235 and $60,000 for the years ended December 31, 2010 and 2009, respectively, which are included in sales, general and administrative expense.

Effective on December 31, 2009, the Company and Aequitas entered into an amended and restated Advisory Agreement (“Advisory Agreement”). Under the terms of the Advisory Agreement, Aequitas provides services to the Company relating to strategy development, strategic planning, marketing, corporate development and such other advisory services as the Company reasonably requests from time to time. The Company pays Aequitas a monthly fee of $15,000 for such services. In addition, Aequitas will receive a success fee in the event of certain transactions entered into by the Company. The Company paid fees under the Advisory Agreement to Aequitas of $230,000 for the year ended December 31, 2010, which are included in sales, general and administrative expense and includes a $50,000 success fee related to the acquisition of Vitality. See Note 3.

Effective December 31, 2009, a Royalty Agreement was entered into between CP Technologies and Aequitas, whereby CP Technologies pays Aequitas a royalty based on new products (the “Products”) developed by CP Technologies or its affiliates or co-developed by CP Technologies or its affiliates and Aequitas or its affiliates and that are based on or use the Software. The royalty is equal to (i) 1.0% of the net revenue received by CP Technologies or its affiliates and generated by the Products that utilize funding provided by Aequitas or its affiliates, and (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by CP Technologies or its affiliates that do not utilize such funding. No fees were paid under the Royalty Agreement to Aequitas for year ended December 31, 2010.

Beginning January 1, 2010, the Company recognized revenue in conjunction with a servicing agreement with CarePayment, LLC. CarePayment, LLC pays the Company a servicing fee based on the total funded receivables being serviced, an origination fee on newly generated funded receivables, and a “back-end fee” based on CarePayment, LLC’s quarterly net income, adjusted for certain items. The Company received fee revenue under this agreement of $5,867,717 for the year ended December 31, 2010. Additionally the Company recorded implementation revenue of $65,000 for implementation services provided to CarePayment, LLC for the year ended December 31, 2010.

CarePayment, LLC also paid the Company additional compensation equal to the Company’s actual monthly losses for the first quarter of 2010, and an amount equal to 50% of actual monthly losses for the second quarter of 2010. The Company received $1,241,912 under this agreement for the year ended December 31, 2010. See Note 11.

The Company issued a note payable to MH Financial, as described in Note 7. The Company recorded interest expense on the note payable to MH Financial of $140,499 and $210,268 for the years ended December 31, 2010 and 2009, respectively. The Company repaid a note payable to Aequitas in June 2010 and recorded interest expense on the note of $14,045 and $41,315 for the years ended December 31, 2010 and 2009, respectively. The Company paid $195 of interest expense to Aequitas Commercial Finance, LLC, an affiliate of Aequitas, for the year ended December 31, 2010.

As of December 31, 2010, the Company had a receivable of $28,616 due from CarePayment, LLC for servicing fees. The Company had accrued interest payable to MH Financial of $423,210 and $282,711 as of December 31, 2010 and December 31, 2009, respectively. The Company had accrued interest payable to Aequitas of $41,371 as of December 31, 2009 and administrative service fees payable to Aequitas of $79,309 reflected in accounts payable on the consolidated financial statements. Additionally, the Company has an advance payment from CarePayment, LLC in the amount of $47,442 and a deposit $19,987 on the purchase of loans receivable from an Aequitas affiliate, both of which are recorded as a related party liability on the consolidated financial statements.

17. Subsequent Events

On March 31, 2011, Company entered into a Subscription Agreement (the “Subscription Agreement”) with Aequitas Holdings, LLC (“Holdings”) pursuant to which Holdings purchased 1,500,000 shares of the Company’s Class B Common Stock (the “Class B Shares”) at $1.00 per Class B Share for aggregate consideration of $1,500,000. Under the Company’s Second Amended and Restated Articles of Incorporation, each Class B Share is convertible at any time, at the option of Holdings, into a share of the Company’s Class A Common Stock.

Item 9. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure

Not Applicable

 Item 9A. Controls and Procedures

 Attached as exhibits to this Annual Report on Form 10-K are certifications (the “Certifications”) of the Company’s principal executive officer and principal financial officer, which are required pursuant to Rule 13a-14 of the Exchange Act. This Item 9A of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the Certifications. This Item 9A of this Annual Report on Form 10-K should be read in conjunction with the Certifications for a more complete understanding of the matters presented.

Evaluation of disclosure controls and procedures

The Company's President and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2010.  Based on that evaluation, the Company’s President and Chief Financial Officer concluded that its disclosure controls and procedures are not designed at a reasonable assurance level nor are they effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission are properly recorded, processed, summarized, and reported as required, and that such information is not accumulated and communicated to its management, including its President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company’s President and Chief Financial Officer, after evaluating the effectiveness of its “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of December 31, 2010, the Company’s disclosure controls and procedures were not effective due to the existence of a material weakness in its internal control over financial reporting, as discussed below.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management evaluated, under the supervision and with the participation of our President and Chief Financial Officer, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

Based on its evaluation under the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2010, due to the existence of a material weakness, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers (generally issuers with a public float under $75 million) from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

 Material Weakness Identified

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2010, management identified a material weakness resulting from:

•
Insufficient corporate governance policies. Although the Company does have a code of ethics which provides broad guidelines for corporate governance, its corporate governance activities and processes are not always formally documented

Plan for Remediation of Material Weaknesses

During 2011, the Company plans to expand its Board of Directors and formally document corporate governance policies and processes.

Changes in Internal Controls over Financial Reporting

In connection with management’s prior reviews of its internal controls over financial reporting, we have made the following changes during fiscal 2010 to address previously identified material weaknesses:

•
Beginning in 2010, the Company receives accounting services pursuant to the Administrative Services Agreement with Aequitas Capital Management.   This has enabled the Company to provide appropriate  segregation of duties.

•	The Company now has adequate financial expertise to properly account for and disclose the kinds of complex transactions that occur within the Company.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Act.

The following table sets forth the names of the directors and officers of the Company. Also set forth is certain information with respect to each such person’s age at December 31, 2010, principal occupation or employment during at least the past five years, the periods during which he or she has served as a director of the Company and positions currently held with the Company.

Name	Age	Position
James T. Quist	62	Chairman, Chief Executive Officer and President.
Patricia J. Brown	52	Chief Financial Officer
Brian A. Oliver	46	Director
Christopher Chen	34	Secretary ; CP Technologies LLC Senior Vice President - Financial Products
Scott Johnson	41	Vice President of Sales
G. Joseph Siedel	34	CP Technologies LLC Senior Vice President – Operations

James T. Quist is currently the Chairman, Chief Executive Officer and President of the Company. Mr. Quist joined the Company on February 7, 2010. Prior to that, Mr. Quist served as Executive Chairman of MedeFinance, Inc. from 2006 to 2009 and as Chief Executive Officer and Chairman from 2001 to 2006. Mr. Quist founded MedeFinance, Inc. in 2001. He also founded Paradigm Integrated Networks, Inc. and Paradigm Health, Inc. in 1994. These companies provide electronic claims transaction processing and revenue cycle services that leveraged technology to create operational efficiency. Mr. Quist attended the University of Washington and served in the U.S. Merchant Marines. Mr. Quist is qualified to serve as a director of the Company due to his experience in the health care industry and his knowledge of the Company as its Chief Executive Officer.

Patricia J. Brown was appointed Chief Financial Officer of the Company on December 30, 2009. Ms. Brown is also the Senior Vice President of Finance for Aequitas. Ms. Brown joined Aequitas in 2007, serving as Corporate Controller until December 31, 2009 when she was appointed CFO. Prior to Aequitas, Ms. Brown served 12 years with The Standard, an insurance company, most recently as the Vice President of Information Technology. Prior to The Standard, Ms. Brown spent 11 years at Deloitte LLP. In 1997, she was appointed by the Governor of Oregon to serve on the Board of the Oregon Public Employees Retirement System; she served on the Board for seven years, where her final position was Vice Chair. Ms. Brown holds a B.S. degree with honors in Business Administration from Oregon State University, she is a Certified Public Accountant, and she is a Fellow of the Life Management Institute.

Brian A. Oliver is, and has been since April 15, 2010, a director of the Company. From December 30, 2009 until October 22, 2010, he also served as Secretary of the Company. Mr. Oliver joined Aequitas in 1997 and currently is an Executive Vice President of Aequitas. Aequitas is an alternative investment firm providing equity and commercial finance products to the middle-market, healthcare and energy sectors. Before joining Aequitas, Mr. Oliver spent over 15 years in corporate banking with particular expertise in financing middle-market companies in a wide variety of industries. His experience includes consulting and refinancing for distressed or high-growth companies; structuring acquisition financing for leveraged management buyouts, real estate transactions, and structuring working capital and equipment loans. He became an Aequitas shareholder in 1999. Mr. Oliver has a B.S. in Business from Oregon State University with an emphasis in Finance and a minor in Economics. He serves on the boards of both the Austin Entrepreneurship Program at Oregon State University, and Adelante Community Development Corporation, a non-profit organization focused on affordable housing development for the Latino and other low income communities. Mr Oliver is qualified to serve as a director of the Compamy due to his background in finance.

Scott Johnson was appointed as Vice President of Sales of the Company effective April 15, 2010. Prior to joining the Company, Mr. Johnson held a sales management position at Aequitas from September 2009 until he joined the Company. Mr. Johnson has over 18 years of healthcare sales and sales and marketing management experience. Mr. Johnson served as Vice President of Sales/Marketing with A-Life Medical Inc. from January 2008 to July 2009. From 1991 to 2008 he held a variety of sales management positions within Philips Medical Systems and Hewlett-Packard’s Healthcare Solutions Group (acquired by Philips Medical Systems in 2001). At Philips Medical Systems, Mr. Johnson served as Director of Sales of Healthcare Informatics from 2003 to 2008 and was responsible for sales of Philips Medical Systems’ market-leading enterprise Radiology IT products. He also served as Zone Sales Manager for the Ultrasound Systems Group of Hewlett Packard and Philips Medical Systems from 2000 to 2003, where he was responsible for managing sales in the western United States. Mr. Johnson holds a Bachelor of Science degree from University of North Texas.

Christopher Chen was appointed as Secretary of the Company effective October 22, 2010. He was appointed Senior Vice President – Financial Products of CP Technologies effective July 30, 2010. Prior to joining CP Technologies, Mr. Chen was the Chief Executive Officer and co-founder of Vitality Financial, Inc., which provided advanced payment and receivables management to medical providers and patients nationwide. Mr. Chen worked at Vitality Financial, Inc. from 2007 until it was acquired by the Company on July 30, 2010. From 2005 to 2007, Mr. Chen worked as the Site Lead/Financial Controller at Accretive Healthcare, which provides end-to-end revenue cycle execution for healthcare providers. At Accretive Healthcare, Mr. Chen was responsible for developing operational process improvements for hospitals and managing a 20-member staff. Mr. Chen attended the University of Michigan and the Stanford Graduate School of Business.

Joseph Siedel was appointed Senior Vice President – Operations of CP Technologies effective July 30, 2010. Prior to joining CP Technologies, Mr. Siedel was the Chief Operating Officer and co-founder of Vitality Financial, Inc., which provided advanced payment and receivables management to medical providers and patients nationwide. Mr. Siedel worked at Vitality Financial, Inc. from 2007 until it was acquired by the Company on July 30, 2010. From 2005 to 2007, Mr. Siedel worked as a consultant for Bain & Company, Inc., a global business consulting firm. At Bain & Company, Mr. Siedel worked with clients in a variety of industries, providing operational and strategic consulting services. Mr. Siedel attended Stanford University and the Stanford University Graduate School of Business.

Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers.

Audit Committee

We do not have a separately designated audit committee. Currently, our Board of Directors acts as our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Until recently, the Company believed that it did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. (For more information, see the disclosure under the caption “Potential Liability Regarding Exchange Act Reporting Deficiencies” in the Explanatory Notes to the Company’s Form 10-K/A for the fiscal year ended December 31, 2009 filed with the SEC on December 21, 2010.) Accordingly, the Company’s officers and directors did not file reports under Section 16(a) of the Exchange Act that may have been due during the period from June 2007 through March 2009 with respect to acquisitions and/or dispositions of the Company’s equity securities made by any of them during that period.

Code of Ethics

The Company adopted a code of ethics on April 6, 2005 that applies to its directors, officers and employees. A copy of the code of ethics is included as an exhibit to this Annual Report on Form 10-K. We will provide a copy of our code of ethics to any person, free of charge, upon request. Requests should be made in writing to the Company’s principal executive offices at 5300 Meadows, Suite 400, Lake Oswego, Oregon 97035.

Nominees for Board of Directors

During 2010, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 11. Executive Compensation.

Summary Compensation Table

The Company’s executive officers received no compensation for their services in 2009.

Name	Principal Position	Year	Salary	Commissions	Bonus		Stock Awards	Option Awards(1)		Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total
James T. Quist	Chairman, Chief Executive Officer and President	2010	$290,625	$—		$—	$—		$27,015	$—	$—	$317,640
Patricia J. Brown	Chief Financial Officer	2010	$—	$—		$—	$—		$—	$—	$—	$—
Christopher Chen	Secretary; CP Technologies LLC Senior Vice President - Financial Products	2010	$104,167	$—	$		$—		$439	$—	$3,719	$107,886
G. Joseph Siedel	CP Technologies LLC Senior Vice President – Operations	2010	$104,167	$—	$		$—		$439	$—	$4,167	$108,773
Scott Johnson	Senior Vice President - Sales	2010	$165,000	$30,628	$		$—		$3,416	$—	$4,661	$203,705
Garth Massey	Vice President, Client Services	2010	$22,529	$—	$		$—	$		$—	$550	$23,079

(1)
Represents the grant date fair value of options granted in 2010, disregarding estimated forfeitures, estimated using the Black-Scholes option pricing mode. The assumptions made in determining the grant date fair values of options are disclosed in Note 13 of Notes to Consolidated Financial Statements.

(2)	Represents Company matching contributions under our 401K plan.

Employment Agreements

Effective February 10, 2010, the Company entered into an employment agreement with James T. Quist (the "Quist Employment Agreement"), currently the Chairman, Chief Executive Officer and President of the Company, which provides for a term that continues until Mr. Quist's death or retirement or until otherwise terminated as provided in the Quist Employment Agreement.

Under the Quist Employment Agreement, the Company pays Mr. Quist a salary of $325,000 per year (the "Base Salary").  The Base Salary will be reviewed and increased periodically at the Company's option if warranted by the nature, quality, and level of services that Mr. Quist performs.  Mr. Quist is eligible to receive discretionary incentive compensation each year based on the results of financial operations of the Company and the achievement of individual performance objectives established each year by the Company's Board of Directors.

Mr. Quist is eligible to receive an option to purchase up to 6,986,782 shares of the Company's fully diluted common stock at an exercise price of $0.02 per share.  Mr. Quist also has the opportunity to participate as a purchaser in future private placements of the Company's equity, at least to the level of Mr. Quist's fully diluted ownership percentage.

The Quist Employment Agreement contains a noncompetition clause, which is effective during the term of the Quist Employment Agreement, and in the event that Mr. Quist's employment is terminated for any reason, the noncompetition clause will continue through the period that Mr. Quist is receiving any remuneration from the Company, including Base Salary continuation payments.

Additionally, upon termination of Mr. Quist's employment for any reason, the Company may require that he take a period of "garden leave," during which Mr. Quist will continue to receive his Base Salary and health insurance benefits, but will be prohibited from commencing employment with a new company or engaging in any business activity.  The garden period runs from the effective date of termination and continues for 6 months or less, as determined by the Company.  This period will run contemporaneously with the noncompetition period in the Quist Employment Agreement.

The Quist Employment Agreement provides that if the Company terminates Mr. Quist's employment without cause or if Mr. Quist terminates for good cause, both as defined in the Quist Employment Agreement, the Company will provide Mr. Quist with Base Salary payments and health insurance benefits for 12 months following the effective date of termination at the following rates:  (1) 50% of Base Salary if Mr. Quist has less than 1 year of service; or (2) 100% Base Salary if Mr. Quist has more than 1 full year of service.  If Mr. Quist's employment is terminated by the Company without case, due to Mr. Quist's death or total disability, or due to change in control of Company, Mr. Quist will also be entitled to receive the incentive compensation that might otherwise be earned or accrued for the period in which termination occurs, prorated through the effective date of termination.  If the Company terminates Mr. Quist's employment for cause (as defined in the Quist Employment Agreement) or if Mr. Quist terminates his employment voluntarily, Mr. Quist will be entitled to receive his Base Salary payable through the effective date of termination, but Mr. Quist will not be entitled to receive any incentive compensation for the fiscal year during which termination occurs.

Effective July 30, 2010, the Company's subsidiary, CP Technologies, Inc., entered into employment agreements (the "CP Employment Agreements") with George Joseph Siedel and Christopher Chen (collectively, the "Executives").  The CP Employment Agreements have an indefinite term and provide for employment of the Executives on an at-will basis.

Pursuant to the CP Employment Agreements, the Executives receive an annual base salary of $250,000, medical and dental benefits, paid time off and reimbursement of business expenses, and will be entitled to participate in CP Technologies LLC's 401(k) plan.  As further consideration for their services, each Executive is eligible to receive discretionary incentive compensation each year based upon the results of the financial operations of CP Technologies LLC and the Executive achieving individual performance objectives.  In addition, upon execution of the CP Employment Agreements, the Company granted each Executive a nonstatutory option to purchase 55,460 shares of the Company's Class A Common Stock at an exercise price of $0.14 per share.

The CP Employment Agreements contain non-solicitation clauses pursuant to which the Executives agree not to solicit any clients or employees of CP Technologies LLC or its affiliates for a period of 24 months following termination of employment.

If an Executive is terminated without cause (as defined in the CP Employment Agreement) the Executive shall be entitled to receive continuation of base salary payments and health insurance benefits for 12 months following the effective date of termination.  The continuation of base salary payments will be made as follows:  (a) 50% of base salary if the Executive has less than 1 year of service, and (b) 100% of base salary if the Executive has more than 1 full year of service.  If an Executive is terminated due to a control transfer, the Executive is entitled to continue receiving base salary payments (at the rate then in effect) and health insurance benefits for the period of time following the effective date of termination equal to 12 months plus an additional month for every year of service, up to a maximum of 24 months.

The Executive is entitled to receive any earned or accrued incentive compensation for the period in which termination occurs, prorated through the effective date of termination, in the event that the Executive is terminated without cause, if the Executive terminates for good reason or if employment is terminated due to a control transfer or the Executive's death or total disability.  The Executive is not entitled to receive incentive compensation for the fiscal year in which termination occurs if the Executive is terminated for cause, or if the Executive terminates voluntarily without good reason.

Upon termination of the Executive's employment for any reason, the Company may require that he take a period of "garden leave," during which the Executive will continue to receive his base salary and health insurance benefits, but will be prohibited from commencing employment with a new company.  The garden period runs from the effective date of termination and continues for 6 months or less, as determined by the Company.

The above descriptions are qualified in their entirety by the actual language of the employment agreements, copies of which are attached as exhibits to this Form 10-K.

Outstanding Equity Awards at December 31, 2010

	Options Awards						Stock Awards
Name	Number of Shares Underlying Unexercised Options Exercisable		Number of Shares Underlying Unexercised Options Unexercisable		Options Exercise Price	Options Expiration Date	Equity Incentive Plan Awards: Number of Unsecured Shares	Equity Incentive Plan Awards: Market Value of Unsecured Shares
James T. Quist	232,893	(1)	465,786	(2)	0.20	2/10/2020	—	—
Patricia J. Brown	—		—		—	—	—	—
Christopher Chen	—		55,460	(3)	0.14	7/30/2020	—	—
G. Joseph Siedel	—		55,460	(3)	0.14	7/30/2020	—	—
Scott Johnson	29,450	(1)	58,901	(2)	0.20	2/10/2020	—	—
Garth Massey	—		—		—	—	—	—

(1)	Vest 100% on February 10, 2010.

(2)	Vest 50% on February 10, 2011 and 50% on February 10, 2012.

(3)	Vest one-third on July 30, 2011, one-third on July 30, 2012, one-third on July 30, 2013.

Option Grants in Last Fiscal Year

Effective February 10, 2010, we granted James T. Quist, our Executive Chairman and Chief Executive Officer options to purchase 698,679 shares of Class A Common Stock at an exercise price of $0.20 per share. Options vest on the following schedule: (1) 1/3 on the date of grant; (2) 1/3 on February 10, 2011; (3) 1/3 on February 10, 2012; and (4) immediate vesting on a change in control event. Mr. Quist also has the opportunity to participate as a purchaser in future private placements of the Company’s equity, at least to the level of Mr. Quist’s fully diluted ownership percentage.

Effective February 10, 2010, we granted to Scott Johnson, Vice President of Sales for the Company, stock options to purchase 88,351 shares of our Class A Common Stock at an exercise price of $0.20 per share. Options vest on the following schedule: (1) 1/3 on the date of grant; (2) 1/3 on January 1, 2011; (3) 1/3 on January 1, 2012; and (4) immediate vesting on a change in control event.

Effective July 30, 2010, we granted to each of Christopher Chen and Joseph Siedel an option to purchase 55,460 shares of our Class A Common Stock at an exercise price of $0.14 per share. The options vest 1/3 on each of the first, second and third anniversaries of the grant date, except that the options will vest immediately on a change in control event. Mr. Siedel is the Senior Vice President – Operations and Mr. Chen is the Senior Vice President – Financial Products of our subsidiary, CP Technologies.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

No stock options were exercised by our named executive officers during 2010.

Director Compensation

Outside directors are eligible to be paid a $2,000 annual retainer, $350 for each Board of Directors meeting attended and $200 for each committee meeting attended. The Chairman of the Board, the Compensation Committee Chair (when appointed) and the Audit Committee Chair (when appointed) would each be eligible to be paid an additional $1,000 retainer. Outside directors are reimbursed for their out-of-pocket expenses incurred on behalf of the Company. Employee directors do not receive any compensation for serving on the Board of Directors.

Due to the financial condition of the Company, no payments or stock grants were made to the members of the Board of Directors during 2010. There were no outside directors during 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Managment

The following table sets forth information, as of March 31, 2011 with respect to the beneficial ownership of our common stock and preferred stock by: (i) each shareholder known by us to be the beneficial owner of more than 5% of any class or series of our common stock or preferred stock; (ii) each of our directors; (iii) our President and Chief Financial Officer and our other executive officers; (iv) all of our executive officers and directors as a group; and (v) Aequitas Holdings and its Affiliates as a group. Unless otherwise indicated, the address of each person listed below is: c/o CarePayment Technologies, Inc., 5300 Meadows Road, Suite 400, Lake Oswego, OR 97035.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Class A Common Stock issuable on exercise of currently exercisable or convertible securities or securities exercisable or convertible within 60 days of December 31, 2010 are deemed beneficially owned and outstanding for purposes of computing the percentage owned by the person holding such securities, but are not considered outstanding for purposes of computing the percentage of any other person. Unless otherwise noted, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite that shareholder’s name.

Class B Common Stock is identical to Class A Common Stock, except that Class A Common Stock is entitled to one vote per share and Class B Common Stock is entitled to 10 votes per share on each matter submitted to a vote of our shareholders. The share numbers identified in the following table reflect the effects of the 1-for-10 reverse stock split approved by our shareholders on March 31, 2010.

The percent of classes and series set forth below are based on the following issued and outstanding shares as of March 31, 2011:

Class A Common Stock	2,590,787
Class B Common Stock	8,010,092
Series D Preferred Stock	1,200,000
Series E Preferred Stock	97,500

Name of Beneficial Owner	Class A Common Stock		Percent of Class	Class B Common Stock		Percent of Class	Series D Preferred Stock	Percent of Series	Series E Preferred Stock	Percent of Series
Aequitas Holdings, LLC*	7,910,092	(1)	75.3%	7,910,092	(7)	98.8%
Aequitas CarePayment Founders Fund, LLC*	13,200,000	(2)	90.5%				1,200,000	100.0%
Aequitas Catalyst Fund, LLC*	462,603		17.9%
Thurman Holdings I, Limited Partnership*	514,880		19.9%
James T. Quist	465,786	(3)	15.2%
Aequitas Capital Management Inc.*	6,667		**
Scott Johnson	58,901	(4)	2.2%
Brian A. Oliver	0		**
Patricia J. Brown	0		**
Christopher Chen	0		**
George J. Siedel	0		**
Housatonic Principals Fund, LLC			**						22,675	23.3%
Zishan Investments, LLP			**						18,139	18.6%
Bradford Stroh			**						9,070	9.3%
Cambria Ventures, LLC			**						9,070	9.3%
Directors and Executive Officers as a Group (6 Persons)	524,687	(5)	16.8%
Aequitas and its affiliates as a Group (10 Persons)	22,104,049	(6)	96.0%	7,910,092		98.8%	1,200,000	100.0%

(1)	Includes 7,910,092 shares currently issuable upon conversion of Class B Common Stock.

(2)	Includes 12,000,000 shares currently issuable upon conversion of the Series D Preferred Stock, assuming a 10-for-1 conversion rate.

(3)	Includes 465,786 shares currently issuable upon exercise of stock options.

(4)	Includes 58,901 shares currently issuable upon exercise of stock options.

(5)	Includes 524,687 shares currently issuable upon exercise of options.

(6)	Includes 20,434,779 shares issuable upon conversion or exercise of preferred stock, warrants and options.

(7)	Class B Common Stock has 10 votes per share on all matters, which is approximately 96% of all votes eligible to be cast on Company matters shareholders as of March 31, 2011.

*Aequitas Management, LLC (“AML”) may be deemed to have the indirect power to determine voting and investment decisions with respect to shares of the Company held by Aequitas Holdings, Aequitas, Aequitas Catalyst Fund, LLC (“Catalyst Fund”) and Founders Fund. All voting and investment decisions with respect to shares of the Company held by these entities are directly determined by each entity’s, or its manager’s, Public Securities Investment Committee (“PSIC”). Each PSIC is composed of at least three members. The members of the PSICs are appointed as follows:

•	The members of the PSIC of Aequitas Holdings are appointed by AML, the manager of Aequitas Holdings.

•	The members of the PSIC of Aequitas are appointed by its board of directors, which is elected by Aequitas Holdings, the sole shareholder of Aequitas.

•
Catalyst Fund and Founders Fund are each managed by Aequitas Investment Management, LLC (“AIM”). The PSIC of AIM makes voting and investment decisions regarding shares of the Company held by Catalyst Fund and Founders Fund. The members of the PSIC of AIM are appointed by its manager, Aequitas.

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

Investment and voting decisions with respect to the shares of the Company held by Thurman Holdings I, Limited Partnership are determined by its general partner, Thurman Advisors, LLC, which is controlled by its three managers. The current managers of Thurman Advisors, LLC are Robert J. Jesenik, Thane Cleland and Harry W. Gabriel, Jr.

** Less than 1%.

There are no known arrangements the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

Effective February 10, 2010, the Company’s Board of Directors adopted the CarePayment Technologies, Inc. 2010 Stock Incentive Plan (the “Plan”), which the Company’s shareholders approved at the annual meeting of shareholders held on March 31, 2010. The Plan is administered by the Board of Directors. The Company’s employees and directors are eligible to receive awards under the Plan, including stock options (which may constitute incentive stock options or non-statutory stock options) and restricted stock. The Company is authorized to issue up to 1,000,000 shares of the Company’s Class A Common Stock under the Plan, subject to adjustment as provided in the Plan.

The following table provides information as of March 31, 2011, with respect to the shares of the Company’s Class A Common Stock that may be issued under the Company’s existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	897,950	$0.19	102,050

Equity compensation plans not approved by security holders

Total	897,950	$0.19	102,050

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

See Item 1 of this Report for additional information about our affiliates and their relationships to us.

Administrative Services Agreement:

Effective January 1, 2010, Aequitas began providing CP Technologies with certain management support services, such as accounting, treasury, budgeting and other financial services, financial reporting and tax planning services, human resources services and information technology services (including providing an infrastructure platform, software management, voice and data services and desktop and platform support services) under the terms of an Administrative Services Agreement dated December 31, 2009. Prior to 2011, the total fee for these services was approximately $65,100 per month. For 2011, the total fee for these services will be $46,200 per month based upon reduced services to be provided in 2011. Either party may change the services (including terminating a particular service) upon 180 days prior written notice to the other party, and the Administrative Services Agreement is terminable by either party on 180 days notice. We paid fees to Aequitas under the Administrative Services Agreement of $781,200 for the year ended December 31, 2010.

Sublease:

During the year ended December 31, 2009, we paid rent of approximately $60,000 to Aequitas to lease office space and personal property used by us and our affiliates in our business operations. On December 31, 2009, CP Technologies and Aequitas entered into a Sublease to memorialize the lease of office space and personal property from Aequitas. Under the Sublease, the rent for the real property is $12,424 per month, and will increase by 3% each year beginning January 1, 2011. The rent for the personal property is $6,262 per month, and CP Technologies also pays all personal property taxes related to the personal property it uses under the Sublease. CP Technologies paid fees under the Sublease to Aequitas of $224,235 for the year ended December 31, 2010.

Advisory Services Agreement:

On June 27, 2008, we entered into an Advisory Services Agreement (the “Advisory Agreement”) with Aequitas pursuant to which Aequitas has provided us with strategy development, strategic planning, marketing, corporate development and other advisory services as reasonably requested by us from time to time for a monthly fee of $10,000. For additional information regarding the Advisory Agreement, see “Overview” in Item 1 of this Report. We paid fees to Aequitas under the Advisory Agreement of $120,000 for the year ended December 31, 2009.

Effective December 31, 2009, the Company and Aequitas amended and restated the Advisory Agreement. Under the terms of the amended and restated Advisory Agreement, Aequitas continues to provide us with strategy development, strategic planning, marketing, corporate development and such other advisory services as we reasonably request. We pay Aequitas a monthly fee of $15,000 for such services. We also agreed to pay success fees to Aequitas upon the successful completion of debt facilities provided by lenders to, or equity placements made by investors in, us, or our acquisition of targets that are identified by Aequitas. The success fee for those transactions will equal an amount between 1.5% and 5.0% of the transaction value. We also agreed to pay Aequitas success fees determined at mutually agreeable rates upon a sale of the Company and for new customer referrals made by Aequitas. We paid fees to Aequitas under the amended and restated Advisory Agreement of $230,000 for the year ended December 31, 2010, which includes a $50,000 success fee related to our acquisition of a corporation in July 2010.

Royalty Agreement:

Effective December 31, 2009, Aequitas and CP Technologies entered into a Royalty Agreement whereby CP Technologies pays Aequitas a royalty based on new products (the “Products”) that are developed by CP Technologies or its affiliates or co-developed by CP Technologies or its affiliates and Aequitas or its affiliates and are based on or use the CarePayment proprietary accounting software system that was contributed to CP Technologies by Aequitas (the “Software”) (see Item 1 of this Report for additional information regarding the Software). The royalty is calculated as either (i) 1.0% of the net revenue received by CP Technologies or its affiliates and generated by the Products that utilize funding provided by Aequitas or its affiliates, or (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by CP Technologies or its affiliates that do not utilize such funding. CP Technologies has not paid any fees to Aequitas under the Royalty Agreement through December 31, 2010.

Servicing Agreement:

Beginning January 1, 2010, we recognize revenue in conjunction with a Servicing Agreement between us and CarePayment, LLC dated December 31, 2009. CarePayment, LLC pays us a servicing fee based on an amount equal to 5% annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back end fee” based on 25% of CarePayment, LLC’s quarterly net income, adjusted for certain items.

We recorded fee revenues in conjunction with the Servicing Contract of $5,867,717 for the year ended December 31, 2010, which were comprised of $1,811,037 of servicing fees, $4,056,680 of origination fees and no “back end fees. As of December 31, 2010, we had a receivable of $28,616 due from CarePayment, LLC for servicing fees.

CarePayment, LLCpaid us additional compensation under the Servicing Agreement equal to our actual monthly losses for the first quarter of 2010, and an amount equal to 50% of our actual monthly losses for the second quarter of 2010. We received $1,241,912 in such compensation from CarePayment for the year ended December 31, 2010. We do not expect to receive any further such additional compensation under the Servicing Agreement.

Notes Payable:

On June 27, 2008, we refinanced a promissory note from MH Financial by issuing a note payable to MH Financial in the amount of $977,743 (the “MH Note”). The original principal balance of the MH Note included $477,743 that was owed to MH Financial as of June 27, 2008 and an additional loan of up to $500,000. MH Financial loaned us $200,000 on June 27, 2008, $100,000 on December 31, 2008, $100,000 on February 27, 2009, and $100,000 on November 6, 2009. The MH Note is secured by substantially all of our assets. As of June 27, 2008, interest accrued on the outstanding principal balance of the MH Note at the rate of 20% per annum, which rate was reduced to 8% in September 2010 after we made principal payments totaling $400,000. Through subsequent amendments to the MH Note, the maturity date of the MH Note has been extended to December 31, 2011. Additionally, the outstanding principal balance and all accrued and unpaid interest will become due and payable in the event of (a) a sale of all or substantially all of our assets, or (b) the transfer of ownership or beneficial interest, by merger or otherwise, of 50% or more of the stock of the Company. We made no payments of principal or interest on the MH Note during 2008 or 2009. As of December 31, 2010, the principal amount outstanding under the MH Note was $577,743 and we have accrued interest payable to MH Financial of $423,210. We have made a total of $400,000 in principal payments on the MH Note through December 31, 2010. As of December 31, 2010, MH Financial was dissolved and it distributed its interest in the MH Note to its members. Each member then designated Aequitas as its agent to perform the obligations of the loan originator.

On December 31, 2008, we issued a multiple advance promissory note payable to Aequitas with a maximum advance amount of $360,000 (the “Aequitas Note”), which accrued interest at the rate of 20% per annum. In 2008 and 2009, we borrowed $101,834 and $192,356, respectively, on the Aequitas Note. Since December 31, 2009 no additional advances have been made under the Aequitas Note. We made no payments of principal or interest on the Aequitas Note during 2008 or 2009. In June 2010, we paid all principal ($294,190) and accrued interest ($55,415) due under the Aequitas Note.

On January 15, 2010, we entered into agreements to borrow up to $500,000 from Aequitas Commercial Finance, LLC (“ACF”), which is a wholly-owned subsidiary of Aequitas and the parent company of CarePayment, at the rate of 8% per annum. ACF advanced $31,000 to us on or about January 14, 2010, which we repaid on February 12, 2010. The agreements between ACF and us expired on March 31, 2010. We paid $196 of interest to ACF in connection with this loan.

Investor Rights Agreement:

On December 31, 2009, the Company, Aequitas and CarePayment, LLC entered into an Investor Rights Agreement. Pursuant to that agreement, we agreed that as long as Aequitas and CarePayment, LLC (or their affiliates) own securities in us, we will pay all expenses incurred by them in connection with the preparation and filing with the SEC of reports or other documents related to us or any of our securities owned by Aequitas or CarePayment. In addition, if we fail to redeem the Series D Preferred by January 31, 2013 in accordance with Section 5.1(b) of our Second Amended and Restated Certificate of Designation for the Series D Preferred, Aequitas or its assignee will have the right to exchange all of its shares of Series D Preferred for 55.5 Units of CP Technologies, and CarePayment, LLC or its assignee will have the right to exchange all of its shares of Series D Preferred for 42.5 Units of CP Technologies. If such exchanges occur, Aequitas and CarePayment, LLC, or their respective assignees, will own approximately 99% of CP Technologies.

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

On December 30, 2009, we issued 1,000,000 shares of Series D Preferred and warrants exercisable for 6,510,092 shares of our Class B Common Stock at an exercise price of $0.01 per share to CP Technologies pursuant to the Company Contribution Agreement described in Item 1 of this Report. CP Technologies subsequently assigned the warrants to purchase shares of our Class B Common Stock to Aequitas Holdings.

On March 11, 2010, NTC & Co. fbo Robert J. Jesenik exercised warrants to purchase 7,330 shares of Class A Common Stock for aggregate consideration of $260.

On April 2, 2010, Aequitas Holdings exercised warrants for 6,510,092 shares of Class B Common Stock for aggregate consideration of $65,100.

On December 16, 2010, CarePayment Founders Fund, LLC exercised warrants for 1,200,000 shares of Class A Common Stock for a aggregate consideration of $1,200.

On March 31, 2011, Aequitas Holdings purchased 1,500,000 shares of Class B Common Stock for aggregate consideration of $1,500,000.

The issuances of securities described in this Item 13 were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act, including, without limitation, Regulation D promulgated thereunder.

Director Independence

We had no independent directors in 2010.

Item 14. Principal Accounting Fees and Services.

On December 16, 2009, the Company approved the engagement of Peterson Sullivan LLP to serve as the Company’s independent registered public accountants for the fiscal year ending December 31, 2009. During the fiscal years ended December 31, 2006, 2007 and 2008, and through the date hereof, the Company did not consult Peterson Sullivan LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or events.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Peterson Sullivan LLP for 2010 and 2009.

	2010	2009
Audit Fees	$70,303	$39,000
Audit-Related Fees	-	-
Tax Fees	-	7,100
All Other Fees	-	-
Totals	$70,303	$46,100

Audit Fees. Audit services of Peterson Sullivan LLP for 2010 and 2009 consisted of examination of the consolidated financial statements of the Company, quarterly reviews of the financial statements and services related to the filings made with the SEC.

Tax Fees. Tax preparation services were provided in 2010 by AKT LLP and by Geffen Mesher & Company, P.C in 2010 and 2009. Tax fees relate to filing the required tax reports for the fiscal years ended December 31, 2010 and 2009.

All Other Fees. There were no fees billed by Peterson Sullivan LLP for services other than as described under “Audit Fees” for the years ended December 31, 2010 or December 31, 2009.

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

3.1(1)
Amended and Restated Articles of Incorporation of CarePayment Technologies, Inc., as amended November 16, 2001, December 5, 2003, April 8, 2005, October 28, 2005, October 17, 2006, January 16, 2008, March 19, 2008 and December 30, 2009

3.2(11)	Amended and Restated Bylaws of CarePayment Technologies, Inc.

10.1(2)	Registration Rights Agreement dated October 19, 2006 between CarePayment Technologies, Inc. and MH Financial Associates, LLC, as amended on March 12, 2007

10.2(3)	Forbearance and Waiver Agreement dated March 12, 2007 between CarePayment Technologies, Inc. and MH Financial Associates, LLC

10.3(4)	Registration Rights Agreement dated June 27, 2008 between CarePayment Technologies, Inc and MH Financial Associates, LLC

10.4(4)	Loan Modification Agreement dated December 31, 2008 between CarePayment Technologies, Inc and MH Financial Associates, LLC

10.5(5)	Contribution Agreement dated December 30, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.

10.6(5)	Contribution Agreement dated December 30, 2009 between CP Technologies LLC and CarePayment, LLC

10.7(5)	Contribution Agreement dated December 30, 2009 between CP Technologies LLC and CarePayment Technologies, Inc.

10.8(5)	Servicing Agreement dated December 31, 2009 between CP Technologies LLC and CarePayment, LLC

10.9(5)	Trademark License Agreement dated December 31, 2009 between CP Technologies LLC and Aequitas Holdings, LLC

10.10(5)	Administrative Services Agreement dated December 31, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.

10.11(5)	Sublease Agreement dated December 31, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.

10.12(5)	Amended and Restated Advisory Services Agreement dated December 31, 2009 between CarePayment Technologies, Inc. and Aequitas Capital Management, Inc.

10.13(5)	Series D Preferred Stock Subscription Agreement dated December 30, 2009 between CarePayment Technologies, Inc. and CP Technologies LLC

10.14(6)	Royalty Agreement dated December 31, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.

10.15(6)	Redemption Agreement dated December 31, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.

10.16(6)	Redemption Agreement dated December 31, 2009 between CP Technologies LLC and CarePayment, LLC

10.17(6)	Third Agreement Regarding Amendment of Promissory Note dated December 31, 2008 between CarePayment Technologies, Inc. and MH Financial Associates, LLC

10.18(6)	Third Amended and Restated Promissory Note dated December 31, 2008 issued by CarePayment Technologies, Inc. to MH Financial Associates, LLC

10.19(6)	First Amendment to the Third Amended and Restated Promissory Note dated December 31, 2009 between CarePayment Technologies, Inc. and MH Financial Associates, LLC

10.20(6)	First Amendment to Multiple Advance Promissory Note dated December 31, 2009 between CarePayment Technologies, Inc., Moore Electronics, Inc. and Aequitas Capital Management, Inc.

10.21(6)	Investor Rights Agreement dated December 31, 2009 among CarePayment Technologies, Inc. Aequitas Capital Management, Inc. and CarePayment, LLC

10.22(6)	CP Technologies LLC Operating Agreement dated December 30, 2009

10.23(5)	Service Mark Assignment dated December 30, 2009 between CarePayment, LLC and CP Technologies LLC

10.24(5)	Domain Name Assignment dated December 30, 2009 between CarePayment, LLC and CP Technologies LLC

10.25(7)*	Employment Agreement effective February 10, 2010 between CarePayment Technologies, Inc. and James T. Quist

10.26(8)	Agreement and Plan of Merger dated July 30, 2010 among CarePayment Technologies, Inc., CPYT Acquisition Corp., Vitality Financial, Inc., and each stockholder of Vitality Financial, Inc.

10.27(8)*	Employment Agreement dated July 30, 2010 between CP Technologies LLC and George Joseph Siedel

10.28(8)*	Employment Agreement dated July 30, 2010 between CP Technologies LLC and Christopher Chen

10.29(9)	Subscription Agreement dated March 31, 2011 between CarePayment Technologies, Inc. and Aequitas Holdings, LLC

10.30(7)	CarePayment Technologies, Inc. 2010 Stock Incentive Plan

14.1(10)	Policy on Business Ethics for Directors, Officers and Employees.

21.1(11)	Subsidiaries

31.1(11)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(11)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(11)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(11)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, Report on Form 10-K for the year ended December 31, 2008 and to the Company's Forms 8-K filed on April 14, 2005, October 31, 2005, October 19, 2006 and January 6, 2010

(2)	Incorporated by reference to the Company's Forms 8-K filed on October 20, 2006 and March 16, 2007

(3)	Incorporated by reference to the Company's Form 8-K filed on March 16, 2007

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

(5)	Incorporated by reference to the Company's Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2009

(6)	Incorporated by reference to the Company's Form 8-K filed on January 6, 2010

(7)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009

(8)	Incorporated by reference to the Company's Form 8-K filed on August 4, 2010

(9)	Incorporated by reference to the Company's Form 8-K filed on April 5, 2011

(10)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004

(11)	Filed herewith

SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned; thereunto duly authorized, on April 15, 2011.

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

Signature	Title	Date

/s/ James T. Quist	Director	April 15, 2011
James T. Quist

/s/ Brian A. Oliver	Director	April 15, 2011
Brian A. Oliver