Form 10-K/A
period 2010-12-31
CarePayment Technologies, Inc.
filed 2011-05-18
CIK 1142406

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

Transitional Small Business Disclosure Format: Yes ☐ No ☒

EXPLANATORY NOTE

CarePayment Technologies, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) for the sole purposes of filing (i) Exhibits 3.2 and 21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 15, 2011 (the “Original Report”), each of which was referenced in the exhibit table in Item 15 of the Original Report but was erroneously omitted from the filing and (ii) including by reference and/or correcting reference to certain other exhibits in Item 15.

For convenience, this Amendment No. 1 sets forth the Original Report in its entirety.  Other than the changes referenced above, no other changes have been made to the Original Report and this Amendment No. 1 does not reflect facts or events occurring after the date on which the Original Report was filed.  As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, certifications by the Registrant's principal executive officer and principal financial officer are also included as exhibits to this Amendment No. 1.

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

Item 15. Exhibits

Exhibit Number	Description

3.1(1)	Second Amended and Restated Articles of Incorporation of CarePayment Technologies, Inc., as amended July 29, 2010

3.2(12)	Amended and Restated Bylaws of CarePayment Technologies, Inc.

10.1(2)	Registration Rights Agreement dated October 19, 2006 between CarePayment Technologies, Inc. and MH Financial Associates, LLC, as amended on March 12, 2007

10.2(3)	Forbearance and Waiver Agreement dated March 12, 2007 between CarePayment Technologies, Inc. and MH Financial Associates, LLC

10.3(4)	Registration Rights Agreement dated June 27, 2008 between CarePayment Technologies, Inc and MH Financial Associates, LLC

10.4(4)	Loan Modification Agreement dated December 31, 2008 between CarePayment Technologies, Inc and MH Financial Associates, LLC

10.5(8)*	Employment Offer extended on September 15, 2009 from CarePayment Technologies, Inc. to Scott Johnson and accepted by Scott Johnson on September 25, 2009

10.6(5)	Contribution Agreement dated December 30, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.

10.7(5)	Contribution Agreement dated December 30, 2009 between CP Technologies LLC and CarePayment, LLC

10.8(5)	Contribution Agreement dated December 30, 2009 between CP Technologies LLC and CarePayment Technologies, Inc.

10.9(5)	Servicing Agreement dated December 31, 2009 between CP Technologies LLC and CarePayment, LLC

10.10(5)	Trademark License Agreement dated December 31, 2009 between CP Technologies LLC and Aequitas Holdings, LLC

10.11(5)	Administrative Services Agreement dated December 31, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.

10.12(5)	Sublease Agreement dated December 31, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.

10.13(5)	Amended and Restated Advisory Services Agreement dated December 31, 2009 between CarePayment Technologies, Inc. and Aequitas Capital Management, Inc.

10.14(5)	Series D Preferred Stock Subscription Agreement dated December 30, 2009 between CarePayment Technologies, Inc. and CP Technologies LLC

10.15(6)	Royalty Agreement dated December 31, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.

10.16(6)	Redemption Agreement dated December 31, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.

10.17(6)	Redemption Agreement dated December 31, 2009 between CP Technologies LLC and CarePayment, LLC

10.18(6)	Third Agreement Regarding Amendment of Promissory Note dated December 31, 2008 between CarePayment Technologies, Inc. and MH Financial Associates, LLC

10.19(6)	Third Amended and Restated Promissory Note dated December 31, 2008 issued by CarePayment Technologies, Inc. to MH Financial Associates, LLC

10.20(6)	First Amendment to the Third Amended and Restated Promissory Note dated December 31, 2009 between CarePayment Technologies, Inc. and MH Financial Associates, LLC

10.21(6)	First Amendment to Multiple Advance Promissory Note dated December 31, 2009 between CarePayment Technologies, Inc., Moore Electronics, Inc. and Aequitas Capital Management, Inc.

10.22(6)	Investor Rights Agreement dated December 31, 2009 among CarePayment Technologies, Inc. Aequitas Capital Management, Inc. and CarePayment, LLC

10.23(6)	CP Technologies LLC Operating Agreement dated December 30, 2009

10.24(5)	Service Mark Assignment dated December 30, 2009 between CarePayment, LLC and CP Technologies LLC

10.25(5)	Domain Name Assignment dated December 30, 2009 between CarePayment, LLC and CP Technologies LLC

10.26(7)*	Employment Agreement effective February 10, 2010 between CarePayment Technologies, Inc. and James T. Quist

10.27(8)	Series D Convertible Preferred Stock Purchase Agreement dated April 15, 2010 between CarePayment Technologies, Inc. and Aequitas CarePayment Founders Fund, LLC

10.28(8)	Promissory Note dated April 15, 2010 executed in favor of CarePayment Technologies, Inc. by Aequitas CarePayment Founders Fund, LLC

10.29(8)	Security Agreement dated April 15, 2010 executed in favor of CarePayment Technologies, Inc. by Aequitas CarePayment Founders Fund, LLC

10.30(9)	Agreement and Plan of Merger dated July 30, 2010 among CarePayment Technologies, Inc., CPYT Acquisition Corp., Vitality Financial, Inc., and each stockholder of Vitality Financial, Inc.

10.31(9)*	Employment Agreement dated July 30, 2010 between CP Technologies LLC and George Joseph Siedel

10.32(9)*	Employment Agreement dated July 30, 2010 between CP Technologies LLC and Christopher Chen

10.33(10)	Subscription Agreement dated March 31, 2011 between CarePayment Technologies, Inc. and Aequitas Holdings, LLC

10.34(7)	CarePayment Technologies, Inc. 2010 Stock Incentive Plan

14.1(11)	Policy on Business Ethics for Directors, Officers and Employees.

21.1(12)	Subsidiaries

31.1(12)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(12)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(12)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(12)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, Report on Form 10-K for the year ended December 31, 2008 and to the Company's Forms 8-K filed on April 14, 2005, October 31, 2005, October 19, 2006 and January 6, 2010

(2)	Incorporated by reference to the Company's Forms 8-K filed on October 20, 2006 and March 16, 2007

(3)	Incorporated by reference to the Company's Form 8-K filed on March 16, 2007

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

(5)	Incorporated by reference to the Company's Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2009

(6)	Incorporated by reference to the Company's Form 8-K filed on January 6, 2010

(7)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009

(8)	Incorporated by reference to the Company's Form 8-K filed on April 21, 2010

(9)	Incorporated by reference to the Company's Form 8-K filed on August 4, 2010

(10)	Incorporated by reference to the Company's Form 8-K filed on April 5, 2011

(11)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004

(12)	Filed herewith

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
Chief Executive Officer (Principal Executive Officer)

/ s/ Patricia J. Brown
Patricia J. Brown
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James T. Quist	Director	May 18, 2011
James T. Quist

/s/ Brian A. Oliver	Director	May 18, 2011
Brian A. Oliver