Form 10-Q
period 2011-03-31
CarePayment Technologies, Inc.
filed 2011-05-20
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Shares of Common Stock outstanding as of May 8, 2011 were:

Class A	2,590,787
Class B	8,010,092
Total	10,600,879

On March 31, 2010, the Company’s shareholders authorized the Company to effect a 1-for-10 reverse stock split of its Common Stock and subsequent conversion of each share of Common Stock into one share of Class A Common Stock.  The condensed consolidated financial statements, notes, and other references to share and per share data contained in this Report have been retroactively restated to reflect such reverse stock split and conversion for all periods presented.

CAREPAYMENT TECHNOLOGIES, INC
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2011

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

CAREPAYMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2011 and December 31, 2010
(UNAUDITED)

	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$892,307	$555,975
Related party receivable	20,628	28,616
Accounts receivable, net	70,050	—
Prepaid expenses	130,674	40,215
Total current assets	1,113,659	624,806

Property and equipment, net	782,755	472,960
Intangible assets, net	9,124,750	9,227,637
Deposits	36,100	17,100
Goodwill	13,335	13,335
Total assets	$11,070,599	$10,355,838
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$991,329	$1,216,916
Accrued interest	434,607	423,210
Related party liabilities	83,087	67,429
Accrued liabilities	104,410	85,483
Current maturities of notes payable	577,743	577,743
Total current liabilities	2,191,176	2,370,781
Other liabilities	55,442	—
Mandatorily redeemable preferred stock, Series D, no par value: 1,200,000 shares authorized, 1,200,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, net of discount of $10,881,102 and $10,966,545 at March 31, 2011 and December 31, 2010, respectively, liquidation preference of $12,000,000 at March 31, 2011	1,118,898	1,033,455
Total liabilities	3,365,516	3,404,236
Shareholders' Equity:
CarePayment Technologies, Inc. shareholders’ equity:
Preferred stock, Series E, no par value: 250,000 shares authorized, 97,500 shares issued and outstanding at March 31, 2011 and December 31, 2010	136,500	136,500
Common stock, no par value: Class A, 65,000,000 shares authorized, 2,590,787 issued and outstanding at March 31, 2011 and December 31, 2010, Class B, 10,000,000 shares authorized, 8,010,092 shares issued and outstanding at March 31, 2011 and 6,510,092 shares issued and outstanding at December 31, 2010	19,589,151	18,089,151
Additional paid-in-capital	21,862,034	21,857,507
Accumulated deficit	(33,875,613)	(33,127,616)
Total CarePayment Technologies, Inc. shareholders' equity	7,712,072	6,955,542
Noncontrolling interest	(6,989)	(3,940)
Total shareholders’ equity	7,705,083	6,951,602
Total liabilities and shareholders’ equity	$11,070,599	$10,355,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31
	2011	2010
Service fees revenue	$1,508,287	$1,304,717
Other	290,000	—
Total revenue	1,798,287	1,304,717
Cost of revenue	1,179,752	1,123,482
Gross margin	618,535	181,235
Operating expenses:
Sales, general and administrative	1,269,331	890,224
Loss from operations	(650,796)	(708,989)
Other income (expense):
Other income	750	—
Loss reimbursement	—	873,371
Interest expense:
Interest expense	(11,397)	(164,049)
Accretion of preferred stock discount	(85,443)	—
Total interest expense	(96,840)	(164,049)
Other income (expense), net	(96,090)	709,322
Net income (loss) before income tax	(746,886)	333
Income tax expense	4,160	333
Net loss	(751,046)	—
Less: Net (income) loss attributable to noncontrolling interest	3,049	(2,425)
Net loss attributable to CarePayment Technologies, Inc.	$(747,997)	$(2,425)

Net loss per share:
Basic and diluted	$(0.08)	$(0.00)
Weighted average number of shares outstanding:
Basic and diluted	9,100,879	1,384,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(751,046)	$—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	149,527	137,167
Accretion of preferred stock discount	85,443	91,346
Stock-based compensation	4,527	18,429
Change in assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	(70,050)	—
Related party receivable	7,988	(557,666)
Prepaid expenses	(90,459)	(36,080)
Deposits	(19,000)	—
Increase (decrease) in liabilities:
Accounts payable	(225,587)	356,512
Accrued interest	11,397	72,507
Accrued and other liabilities	74,369	175,193
Related party liabilities	15,658	—
Net cash provided by (used in) operating activities	(807,233)	257,408
Cash Flows From Investing Activities:
Purchases of property and equipment	(356,435)	—
Investment in loans receivable	(20,621)	—
Proceeds from sale of receivable	20,621	—
Net cash used in investing activities	(356,435)	—
Cash Flows From Financing Activities:
Payments on notes payable	—	(303,500)
Proceeds from revolving credit line	—	31,000
Payment on revolving credit line	—	(31,000)
Proceeds from sale of Class B Common Stock	1,500,000	—
Proceeds from exercise of warrants	—	259
Net cash provided by (used in) financing activities	1,500,000	(303,241)
Change in cash	336,332	(45,833)
Cash, beginning of period	555,975	69,097
Cash, end of period	$892,307	$23,264
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$196
Cash paid for income taxes	$4,160	$333

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Business Activity

Overview

CarePayment Technologies, Inc. ("we," "us," "our," "CarePayment" or the "Company”) was incorporated as an Oregon corporation in 1991.  From inception until September 28, 2007, we manufactured custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets.  We were experiencing considerable competition by late 2006 as our customers aggressively outsourced competing products from offshore suppliers.  In the first quarter of 2007, a customer that accounted for over 30% of our revenues experienced a recall of one of its major products by the U.S. Food and Drug Administration.  As a result the customer cancelled its orders with us, leaving us with large amounts of inventory on hand and significantly reduced revenue.

On May 31, 2007 we informed our three secured creditors, BFI Business Finance, VenCore Solution, LLC and MH Financial Associates, LLC ("MH Financial"), that we were unable to continue business operations due to continuing operating losses and a lack of working capital.  At that time we voluntarily surrendered our assets to these secured creditors, following which we and our wholly owned subsidiary, Moore Electronics, Inc. ("Moore"), operated for the benefit of the secured creditors until September 2007, when we ceased manufacturing operations and became a shell company.  MH Financial was at that time an affiliate of ours.  See Note 6.

Following September 2007 and continuing until December 31, 2009, we had no operations.  Our Board of Directors, however, decided to maintain us as a shell company to seek opportunities to acquire a business or assets sufficient to operate a business.  To help facilitate our search for suitable business acquisition opportunities, among other goals, on June 27, 2008 we entered into an advisory services agreement with Aequitas Capital Management, Inc. (“Aequitas”) to provide us with strategy development, strategic planning, marketing, corporate development and other advisory services

Effective at the end of December 2009, we acquired certain assets and rights that enabled us to begin building a business that services accounts receivable for other parties.  The assets and rights we acquired had been previously developed by Aequitas and its affiliate, CarePayment, LLC, under the CarePayment® brand for servicing accounts receivable generated by healthcare providers in connection with providing healthcare services to their patients.  The assets and rights we acquired included the exclusive right to administer, service and collect patient accounts receivable generated by healthcare providers and purchased by CarePayment, LLC or its affiliates, and a proprietary software product that is used to manage the servicing.  Typically CarePayment, LLC or one of its affiliates purchase patient accounts receivables from hospitals and then we administer, service and collect them on behalf of CarePayment, LLC, or one of its affiliates, for a fee.  Although we intend to grow our business to include servicing of accounts receivable on behalf of other parties, currently CarePayment, LLC is our only customer.

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

Our affiliate, CarePayment, LLC, offers healthcare providers a receivables servicing alternative.  CarePayment, LLC, either alone or through an affiliate, purchases from healthcare providers the balance of their accounts receivable that are due directly from patients.  A patient whose healthcare receivable is acquired by CarePayment, LLC is offered the CarePayment program with a loyalty card and a line of credit and, if they accept the terms of the offer, becomes a CarePayment® customer.  The patient's CarePayment® card has an initial outstanding balance equal to the account receivable CarePayment purchased from the healthcare provider.  Balances due on the CarePayment® card are generally payable over up to 25 months with no interest.

On December 31, 2009, CP Technologies entered into a Servicing Agreement (the "Servicing Agreement") with CarePayment, LLC under which CP Technologies has the exclusive right to collect, administer and service all accounts receivable purchased or controlled by CarePayment, LLC or its affiliates.  CarePayment, LLC also appointed CP Technologies as a non-exclusive originator of receivables purchased or controlled by CarePayment, LLC, including the right to negotiate with hospitals on behalf of CarePayment, LLC with respect to collecting, administering and servicing receivables purchased by CarePayment, LLC or its affiliates from hospitals.  While CP Technologies services the accounts receivable, CarePayment, LLC retains ownership of them.  In addition to servicing receivables on behalf of CarePayment, LLC, CP Technologies also analyzes potential receivable acquisitions for CarePayment, LLC and recommends a course of action when it determines that collection efforts for existing receivables are no longer effective.

In exchange for its services, CarePayment, LLC pays CP Technologies origination fees at the time CarePayment, LLC purchases and delivers receivables to CP Technologies for servicing, a monthly servicing fee based on the total principal amount of receivables that CP Technologies is servicing, and a quarterly fee based upon a percentage of CarePayment, LLC's quarterly net income, adjusted for certain items.

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

Vitality purchases healthcare receivables from hospitals on a non-recourse basis.  Vitality has developed a proprietary healthcare credit scoring process to evaluate healthcare non-recourse loans prior to purchase.  Upon credit approval, customers are offered a line of credit.  When the customer accepts the terms of the agreement, the Company purchases the customer's hospital receivable balance at a discount.  Interest rates charged to the consumer on these loans are generally less than traditional credit card rates.  Payment terms are generally up to 24 months.

Liquidity

Substantially all of the Company’s revenue and cash receipts are generated from the servicing contract with CarePayment, LLC.  Origination and servicing revenues are generated based upon the volume of receivables that CarePayment, LLC or its affiliates purchase.

During 2010 and the first quarter of 2011, the Company added headcount, trained staff and hired a software development firm to develop additional systems to manage the servicing operation in preparation for the projected receivables volume increases.  New volume from existing CarePayment, LLC’s customers has been on schedule, but servicing volumes from new CarePayment, LLC customers have been less than projected.  Although the Company expects the second quarter 2011 volume of serviced receivables will increase over the first quarter of 2011, the Company expects it will use cash for operations during the second quarter of 2011.

On March 31, 2011, Aequitas Holdings LLC (“Holdings”) purchased an additional 1.5 million shares of the Company's Class B Common Stock for $1.00 per share to provide working capital for the Company until the third quarter when the Company forecasts positive cash flows from operations.  Holdings now owns 7,910,092 shares of Class B Common Stock which equates to 94% of the voting shares of the Company.  Should this $1.5 million of cash from the equity infusion be insufficient to meet the Company’s liquidity needs over the next year or until such time as the Company has positive cash flow, Holdings has advised the Company that it is prepared to provide liquidity either in the form of an additional equity infusion or a line of credit to the Company.

2.  Summary of Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Moore and Vitality and its 99% owned subsidiary, CP Technologies LLC. All intercompany transactions have been eliminated.

Reclassifications and restatements:

On March 31, 2010, at the annual meeting of the shareholders, the Company's shareholders voted to amend the Company’s Amended and Restated Articles of Incorporation, as amended (the “First Restated Articles), to effect a reverse stock split (the “Reverse Stock Split”) of the Company's Common Stock. Pursuant to the Reverse Stock Split, each ten shares of Common Stock held by a shareholder immediately prior to the Reverse Stock Split were combined and reclassified as one share of fully paid and nonassessable Common Stock.  The consolidated financial statements have been retroactively restated to reflect share and per share data related to such Reverse Stock Split for all periods presented.

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

Concentration of credit risk:

Loans receivable — The loans receivable are with consumers who may be affected by the current economic environment.  The Company believes it has adequately provided for potential credit losses.  The Company has no loans receivable outstanding at March 31, 2011.

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

Accounts receivable:

Accounts receivable are recorded net of an allowance for doubtful accounts.  The Company makes ongoing estimates of the collectibility of accounts receivable and maintains an allowance for estimated losses.  The allowance for doubtful accounts was $0 at March 31, 2011.

Loans receivable and provision for credit losses:

The Company purchases consumer healthcare receivables at a discount from hospitals which are recorded as loans receivable.  The discounted price ranges from 12% to 60% of face value depending on the credit worthiness of the consumer.  These healthcare receivables are purchased under Vitality’s lender’s license, and then become consumer loans; the Company then sells receivables, which are backed by the consumer loans, to an affiliate at the net book value of the loan; the Company continues to service the loans.

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

As of March 31, 2011 and December 31, 2010, there were no loan receivable balances outstanding, although the Company was servicing $77,000 and $81,000, respectively.

Property and equipment:

Property and equipment is comprised of servicing software and computer equipment which are stated at original estimated fair value and office equipment and leasehold improvements which are stated at cost, net of accumulated amortization and depreciation.  Additionally, the Company has construction in progress for capitalizable software.  Internal and external costs incurred to develop internal use computer software during the application development stage are capitalized in accordance with ASC 350.  Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives of the assets beginning at the time the asset is placed in service. The estimated useful life of the software and the software licenses is three years, the estimated useful life of the office furniture is five years and the estimated useful life of used computer equipment is two years.  Leasehold improvements are amortized over the life of the lease which is five years.  The Company evaluates long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Other intangible assets:

Intangible assets acquired as part of the Vitality acquisition include loan processing software, a proprietary credit scoring algorithm and customer lists which are being amortized over the estimated useful lives of 1.5 to 5 years. Additionally the lender’s licenses are considered to have an indefinite life and are not subject to amortization. See Note 3.

Amortization expense was $102,887 and $95,500 for the three months ended March 31, 2011 and 2010, respectively.

Goodwill

Goodwill is recorded at historical cost and is tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired.  We did not recognize impairment losses on goodwill for the three months ended March 31, 2011.

Revenue recognition:

Receivable servicing:

The Company recognizes revenue in conjunction with the Servicing Agreement with CarePayment, LLC.  The Company receives a servicing fee equal to 5% annually of total funded receivables being serviced and an origination fee equal to 6% of the original balance of newly generated funded receivables.  The Servicing Agreement also provides that the Company receives 25% of CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company recognizes revenue related to this agreement, which is evidence of an arrangement, at the time the services are rendered; the servicing fee is recognized as revenue monthly at 1/12 of the annual percent of the funded receivables being serviced for the month; the origination fee is recognized as revenue at the time CarePayment, LLC funds its purchased receivables and the Company assumes the responsibility for servicing these receivables; the 25% of CarePayment, LLC’s net income is recognized as revenue in the quarter that CarePayment, LLC records the net income.  The collectability of the revenue recognized from these related party transactions is considered reasonably assured.

Installation services:

The Company provides software implementation services to hospitals on behalf of CarePayment, LLC. Implementation fees received from CarePayment, LLC are recognized as revenue when CarePayment, LLC accepts the implementation, which is at the time the hospital can successfully transmit data to CarePayment, LLC.

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

Advertising expense:

Advertising costs are expensed in the period incurred and are included in selling, general and administrative expenses. Total advertising expense, was $5,778 and $10,043 for the three months ended March 31, 2011 and 2010, respectively.

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

In October 2009, the FASB issued new standards that revised the guidance for revenue recognition with multiple deliverables.  These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separate identified deliverables by no longer permitting the residual method of allocating arrangement consideration.  These new standards are effective for the Company beginning January 1, 2011.  The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

3.  Acquisition of Vitality Financial, Inc.

On July 30, 2010, the Company entered into an Agreement and Plan of Merger with Vitality pursuant to which Vitality became a wholly owned subsidiary of the Company.  Under the terms of the Merger Agreement, the stockholders of Vitality received, collectively, 97,500 shares of Series E Convertible Preferred Stock of the Company in consideration for all the outstanding stock of Vitality. See Note 8.

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

The following table summarized the consideration paid for Vitality and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Consideration
Series E Preferred Stock, 97,500 shares. See Note 8. (a)	$136,500
Fair value of total consideration transferred	$136,500

Recognized amount of identifiable assets acquired and liabilities assumed
Cash	$100,842
Loans receivable (b)	67,516
Prepaid expense	2,232
Equipment	4,600
Identifiable intangible assets (c)	71,950
Financial liabilities	(123,975)
Total identifiable net assets	123,165
Goodwill	13,335
$136,500

(a)
The fair value of the 97,500 shares of Series E Preferred Stock issued as consideration for all of Vitality’s outstanding stock was determined on the basis of the closing market price of the Company’s Class A Common Stock on the most recent date with a market trade prior to the acquisition date, as the Series E Preferred Stock is convertible at the option of the holder into Class A Common Stock eighteen months after issuance and is mandatorily convertible into Class A Common Stock thirty six months after issuance, in each case at a defined conversion rate.  The conversion rate on the acquisition date was ten shares of Class A Common Stock for each share of Series E Preferred Stock. See Note 8.

(b)	The gross loan balances due under the contracts are $70,716, of which $3,200 is expected to be uncollectible.

(c)
Identifiable intangible assets include a software program to manage the loans receivable ($7,250), proprietary credit scoring algorithm for evaluating non-recourse loans ($20,000), customer lists ($34,700) and lenders licenses ($10,000).

The amounts of Vitality’s revenue and losses included in the Company’s consolidated statements of operations for the three months ended March 31, 2011 and 2010 and the revenue and losses of the combined entity had the acquisition date been January 1, 2010 are:
	Revenue	Losses
Actual from January 1, 2011 through March 31, 2011	$-	$(35,380)
Actual from January 1, 2010 through March 31, 2010	$-	$-
Supplemental pro forma from January 1, 2010 through March 31, 2010	$3,657	$(93,102)

4.  Related Party Note Receivable

On April 15, 2010, the Company sold 200,000 shares of Series D Convertible Preferred Stock (“Series D Preferred”) to Aequitas CarePayment Founders Fund, LLC (“Founders Fund”) for a purchase price of $10.00 per share.  The Company received a promissory note from Founders Fund for $2,000,000 which bears interest at 5% per annum and was due April 15, 2011. See Notes 7 and 8.  The note was repaid on September 3, 2010.

5.  Property and Equipment

A summary of the Company's property and equipment as of March 31, 2011 and December 31, 2010 is as follows:

	2011	2010
Servicing software	$507,200	$507,200
Office furniture and equipment	30,907	4,600
Leasehold improvements	195,548	—
Assets not yet in service – software	264,565	129,985
Total fixed assets	998,220	641,785
Accumulated depreciation and amortization	(215,465)	(168,825)
Property and equipment, net	$782,755	$472,960

Depreciation and amortization expense was $46,640 and $41,667 for the three months ended March 31, 2011 and 2010, respectively.

6.  Notes Payable

A summary of the Company's note payable as of March 31, 2011 and December 31, 2010 is as follows:

	2011	2010
MH Financial Loan Participation Members	$577,743	$577,743
Current maturities	(577,743)	(577,743)
Notes payable, less current maturities	$—	$—

On June 27, 2008, the Company refinanced a promissory note payable to MH Financial Associates by issuing a note payable (the “MH Note”) in the amount of $977,743.  On December 31, 2009, the Company was granted a note extension to December 31, 2011, at which time all unpaid interest and principal are due.  In addition, the interest rate on the principal amount outstanding under the MH Note decreased from 20% to 8% per annum after the Company made total principal payments of $400,000 during 2010.  As of December 31, 2010, MH Financial was dissolved and it distributed its interest in the MH Note to its members.  Each of the members has designated Aequitas as its agent to perform the obligations of the loan originator. The MH Note continues to be secured by substantially all of the assets of the Company.  Interest expense was $11,397 and $61,811 for the three months ended March 31, 2011 and 2010.

On December 31, 2008, the Company entered into a multiple advance promissory note payable to Aequitas.  In February 2010, the Company repaid $200,000 on the promissory note payable to Aequitas and in June  2010, the Company repaid the remaining balance of $94,190.  Interest expense was $10,096 for the three months ended March 31, 2010.

On January 15, 2010, CarePayment entered into agreements pursuant to which it could borrow up to a maximum of $500,000 from Aequitas Commercial Finance, LLC (“ACF”), an affiliate of Aequitas.  The Company was advanced $31,000 on January 14, 2010, which was repaid on February 12, 2010.  As of March 31, 2010, there are no outstanding advances under these agreements with ACF.  These agreements expired on March 31, 2010.  Interest expense for the three months ended March 31, 2010 was $196.

7.  Mandatorily Redeemable Convertible Preferred Stock

On December 30, 2009, the Company issued 1,000,000 shares of Series D Preferred in connection with the transactions described in Note 1.  On April 15, 2010, the Company sold 200,000 shares of Series D Preferred to Founders Fund for a purchase price of $10.00 per share pursuant to a note receivable in the original principal amount of $2,000,000 and, for no additional consideration, the Company issued a warrant to Founders Fund to purchase up to 1,200,000 shares of the Company's Class A Common Stock at an exercise price of $0.001 per share. See Notes 4 and 8.

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

The fair value of the Series D Preferred was determined using a dividend discount model assuming a 9% discount rate and that the cumulative dividends of $0.50 per share will be accrued and received at the mandatory redemption date (Level 3 inputs in the fair value hierarchy). The resulting fair value of the 1,000,000 shares of Series D Preferred issued on December 30, 2009 was $8,805,140.  As of April 1, 2010, the Company amended the Certificate of Designation for Series D Preferred such that the Series D Preferred is convertible into Class A Common Stock. See Note 8.  The intrinsic value of the beneficial conversion feature resulting from this amendment is $23,052,396; since the intrinsic value of the beneficial conversion feature is greater than the fair value determined at issuance plus the accretion as of April 1, 2010, the amount of the discount assigned to the beneficial conversion was the fair value of the Series D Preferred on April 1, 2010 of $8,896,486.

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

The difference between the fair value of the Series D Preferred and the redemption value of $12,000,000 will be accreted to interest expense over the period to redemption in January 2013 using the level yield method.  The carrying value at March 31, 2011 is $1,118,898.

8.  Shareholders’ Equity

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

On July 29, 2010, the Company amended its Second Amended and Restated Articles of Incorporation (the “Second Restated Articles”), by filing a Second Amended and Restated Certificate of Designation designating 250,000 shares of its Preferred Stock as Series E Convertible Preferred Stock (“Series E Preferred”).  Each share of Series E Preferred Stock is convertible into such number of fully paid and nonassessable shares of Class A Common Stock of the Company as is determined by dividing the amount of $10.00 per share (as adjusted for stock splits, stock dividends, reclassification and the like) by the Conversion Price (defined in the following sentence) applicable to such share in effect on the date the certificate is surrendered for conversion.  The Conversion Price per share of Series E Preferred is 80% of the volume weighted average price of the Class A Common Stock; provided, however, that in no event will the Conversion Price be less than $1.00 per share. Series E Preferred may be converted at the option of the holder thereof into Class A Common stock 18 months after issuance and is mandatorily convertible to Class A Common Stock 36 months after issuance.  A total of 97,500 shares were issued in connection with the acquisition of Vitality on July 30, 2010.  See Note 3.

Stock Warrants:

As of March 31, 2011, the Company had 4,417 warrants outstanding for Class A Common Stock which are exercisable as follows:
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

Common Stock:

At the annual meeting of the shareholders held on March 31, 2010, the Company's shareholders voted to amend the Company’s First Restated Articles to effect the Reverse Stock Split of the Company's common stock. Pursuant to the Reverse Stock Split, each ten shares of common stock outstanding immediately prior to the Reverse Stock Split were combined and reclassified as one share of fully paid and nonassessable common stock.

At the same annual meeting of the shareholders, the Company's shareholders also voted to amend the Company’s First Restated Articles to create two classes of common stock, Class A Common Stock and Class B Common Stock.  The Articles authorize 75 million shares of common stock of which 65 million shares are designated as Class A Common Stock and 10 million shares are designated as Class B Common Stock.  Holders of Class A Common Stock are entitled to one vote per share, and holders of Class B Common Stock are entitled to ten votes per share, on any matter submitted to the shareholders.  Effective immediately after the Reverse Stock Split, each share of common stock outstanding was automatically converted into one share of Class A Common Stock.

The consolidated financial statements and notes thereto have been retroactively restated to reflect the Reverse Stock Split and such conversion for all periods presented.

On March 31, 2011, Company entered into a Subscription Agreement with Holdings pursuant to which Holdings purchased 1,500,000 shares of the Company's Class B Common Stock at $1.00 per share for aggregate consideration of $1,500,000

9.  Loss Reimbursement

The Servicing Agreement with CarePayment, LLC provides for CarePayment, LLC to pay additional  compensation equal to the Company’s actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010.  This additional compensation was intended to reimburse the Company for transition costs that were not specifically identifiable.  For the three months ended March 31, 2010, the Company recorded a loss reimbursement of $873,371 as other income.

10.  Earnings (Loss) per Common Share

The shares used in the computation of the Company’s basic and diluted loss per common share are reconciled as follows:

	Three Months Ended March 31
	2011	2010
Weighted average basic common shares outstanding	9,100,879	1,384,915
Dilutive effect of convertible preferred stock (a) (b)	—	—
Dilutive effect of warrants (a) (b)	—	—
Dilutive effect of employee stock options (a) (b)	—	—
Weighted average diluted common shares outstanding (a) (b)	9,100,879	1,384,915

(a)
Common stock equivalents outstanding for the three months ended March 31, 2011 excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method are:  warrants to purchase 4,417 shares of Class A Common Stock, 1,200,000 shares of Series D Preferred Stock convertible to purchase shares of Class A Common Stock and 97,500 shares of Series E Preferred Stock based on the conversion calculation described in Note 8, and stock options to purchase 897,950 shares of Class A Common Stock.

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

11.  Employee Benefit Plans

Stock Incentive Plan

In February 2010, the Company adopted the 2010 Stock Option Plan (the "Plan") pursuant to which the Company may grant restricted stock and stock options for the benefit of selected employees and directors.  The Plan was amended in September 2010 to increase authorized grants to a total of 1,000,000 shares of Class A Common Stock.  Grants are issued at prices equal to the estimated fair market value of the stock as defined in the plan on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant.  The Plan allows vesting based upon performance criteria; all current grants outstanding are time-based vesting instruments.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan).  The fair value of share based options granted is calculated using the Black-Scholes option pricing model.  The Company uses original issuance shares to satisfy share-based payments.  A total of 102,050 shares of Class A Common Stock remains reserved for issuance under the Plan at March 31, 2011.

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

A summary of option activity under the Plan during the three months ended March 31, 2011 is presented below:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	897,950	$0.19	9.1	$—
Cancelled	—
Exercised	—
Options outstanding at March 31, 2011	897,950	$0.19	8.8	$—
Options exercisable at March 31, 2011	262,343	$0.20	8.8	$—

The Company recorded compensation expense for the estimated fair value of options issued of $4,527 and $18,429 for the three months ended March 31, 2011 and 2010 respectively.  As of March 31, 2011, the Company had $18,496 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 1.1 years.

401(k) Savings Plan

Employees of the Company are eligible to participate in a 401(k) Savings Plan.  The Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation that employees contribute to the plan; the Company’s matching contributions vest immediately.  The Company recorded expense of $9,845 and $11,051 for the three months ended March 31, 2011 and 2010, respectively.

12.  Commitments and Contingencies

Operating Leases:

The Company and its subsidiaries lease office space and personal property used in their operations from Aequitas, an affiliate.  Beginning in 2011, the Company and its subsidiary also lease space in San Francisco, California.  At March 31, 2011, the Company's aggregate future minimum payments for operating leases having initial or non-cancelable lease terms greater than one year are payable as follows:

Year	Required Minimum Payment
2011	$228,939
2012	$336,020
2013	$346,571
2014	$315,307
2015	$108,585
2016	$18,240

For the three months ended March 31, 2011 and 2010, the Company incurred rent expense of $76,648 and $56,058, respectively.

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

13.  Fair Value Measures

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

Fair Value of Financial Instruments:

The carrying value of the Company's cash and cash equivalents, related party receivable, accounts receivable, accounts payable and other accrued liabilities approximate their fair values due to the relatively short maturities of those instruments.

The fair value of the Company’s mandatorily redeemable convertible Series D Preferred issued on December 30, 2009 and April 15, 2010 was determined using a dividend discount model and additionally for the April 15, 2010 sale of the Series D Preferred, the proceeds from the sale were allocated to the debt and attached warrant based on the relative fair values of each instrument at the time of issuance; the intrinsic value of the beneficial conversion feature was computed and recorded as a discount to the Series D Preferred and Additional Paid-In Capital.  The assumptions used in the fair value calculation at December 31, 2010 would be the same at March 31, 2011.  The difference between the fair value at issue date and the redemption value is being accreted into expense over the period to redemption in January 2013 using the level yield method.  The fair value of the Series D Preferred at March 31, 2011 is $11,775,000 based on a discounted cash flow model.

The fair value of the notes payable was calculated using our estimated borrowing rate for similar types of borrowing arrangements for the periods ended March 31, 2011 and December 31, 2010.  The Company’s estimated borrowing rate has not changed; therefore, the carrying amounts reflected in the consolidated balance sheets for notes payable approximate fair value.

14.  Related-Party Transactions

Effective January 1, 2010, Aequitas began providing CP Technologies certain management support services such as accounting, financial, human resources and information technology services, under the terms of the Administrative Services Agreement dated December 31, 2009.  The total fee for the services is approximately $65,100 per month.  For 2011, the fee will be $46,200 per month based upon reduced services to be provided in 2011.  Both parties may change the services (including terminating a particular service) upon 180 days prior written notice to the other party, and the Administrative Services Agreement is terminable by either party on 180 days notice.  The Company paid fees under the Administrative Services Agreement to Aequitas of $138,576 and $195,300 for the three months ended March 31, 2011 and March 31, 2010, respectively, which are included in sales, general and administrative expense.

Under the terms of the Sublease dated December 31, 2009 between CP Technologies and Aequitas, CP Technologies leases certain office space and personal property from Aequitas pursuant to the Sublease.  The rent for the real property is $12,424 per month, and will increase by 3% each year beginning January 1, 2011.  The rent for the personal property is $6,262 per month, and CP Technologies also pays all personal property taxes related to the personal property it uses under the Sublease.  The Company paid fees under the Sublease to Aequitas of $57,693 and $56,058 for the three months ended March 31, 2011 and March 31, 2010, respectively, which are included in sales, general and administrative expense.

Effective on December 31, 2009, the Company and Aequitas entered into an amended and restated Advisory Agreement (“Advisory Agreement”).  Under the terms of the Advisory Agreement, Aequitas provides services to the Company relating to strategy development, strategic planning, marketing, corporate development and such other advisory services as the Company reasonably requests from time to time.  The Company pays Aequitas a monthly fee of $15,000 for such services.  In addition, Aequitas will receive a success fee in the event of certain transactions entered into by the Company.  The Company paid fees under the Advisory Agreement to Aequitas of $45,000 for the three months ended March 31, 2011 and March 31, 2010, which are included in sales, general and administrative expense.

Effective December 31, 2009, a Royalty Agreement was entered into between CP Technologies and Aequitas, whereby CP Technologies pays Aequitas a royalty based on new products (the "Products") developed by CP Technologies or its affiliates or co-developed by CP Technologies or its affiliates and Aequitas or its affiliates and that are based on or use the Software.  The royalty is equal to (i) 1.0% of the net revenue received by CP Technologies or its affiliates and generated by the Products that utilize funding provided by Aequitas or its affiliates, and (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by CP Technologies or its affiliates that do not utilize such funding.  No fees were paid under the Royalty Agreement to Aequitas for the three months ended March 31, 2011 and March 31, 2010.

Beginning January 1, 2010, the Company recognized revenue in conjunction with the Servicing Agreement with CarePayment, LLC.  CarePayment, LLC pays the Company a servicing fee based on the total funded receivables being serviced, an origination fee on newly generated funded receivables, and a “back-end fee” based on  CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company received fee revenue under this agreement of $1,508,287 and $1,304,717 for the three months ended March 31, 2011 and 2010, respectively.  Additionally the Company recorded implementation revenue of $40,000 for implementation services provided to CarePayment, LLC for the three months ended March 31, 2011.  The Company also recorded $250,000 in fees received from Aequitas under a consulting agreement.

CarePayment, LLC also paid the Company additional compensation equal to the Company’s actual monthly losses for the first quarter of 2010. See Note 9.  The Company received $873,371 for the three months ended March 31, 2010.

The Company issued a note payable to MH Financial, as described in Note 6.  The Company recorded interest expense on the note payable of $11,397 and $61,811 for the three months ended March 31, 2011 and 2010, respectively.  The Company recorded interest expense on a note payable to Aequitas of $10,096 for the three months ended March 31, 2010; the note was repaid in June 2010.

The Company paid $196 of interest expense to Aequitas Commercial Finance, LLC, an affiliate of Aequitas, for the three months ended March 31, 2010.

The Company had a receivable of $20,628 and $28,616 due from CarePayment, LLC for servicing fees as of March 31, 2011 and December 31, 2010, respectively.  The Company had accrued interest payable of $434,607 and $423,210 as of March 31, 2011 and December 31, 2010, respectively, payable to former members of MH Financial who received interests in the MH Note in connection with the dissolution of MH Financial. See Note 6.  The Company had administrative service fees payable to Aequitas of $4,200 and $79,309 as of March 31, 2011 and December 31, 2010, respectively, which are included in accounts payable in the consolidated financial statements.  Additionally, the Company has an advance payment from CarePayment, LLC in the amount of $43,513 and $47,442 and a deposit $39,574 and $19,987 on the purchase of loans receivable from an Aequitas affiliate as of March 31, 2011 and December 31, 2010, respectively, both of which are recorded as a related party liabilities in the consolidated financial statements.

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

Overview

CarePayment Technologies, Inc. ("we", "us", "our" or the "Company") was incorporated as an Oregon corporation in 1991.  All references in this Report to the Company includes our 99% owned subsidiary, CP Technologies LLC ("CP Technologies"), which was organized as an Oregon limited liability company in 2009.  The remaining 1% of CP Technologies is owned by Aequitas Capital Management, Inc. ("Aequitas") and CarePayment, LLC, each of which are affiliates of ours.  For additional information on the formation of CP Technologies, see Note 1 of the Condensed Consolidated Financial Statements (Unaudited).

Beginning in January 2010, we commenced operating a receivables servicing business through CP Technologies.  Although we intend to grow our business to include servicing accounts receivable on behalf of other parties and in other industries, we currently service only healthcare accounts receivable and are dependent on a single customer, CarePayment, LLC.

CarePayment, LLC, or one of its affiliates, purchases from hospitals the portion of their accounts receivable that are due directly from patients.  We then administer, service, and collect those receivables on behalf of CarePayment, LLC for a fee.

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

Our affiliate, CarePayment LLC, offers health care providers a receivables servicing alternative.  CarePayment, LLC, either alone or through an affiliate, purchases from healthcare providers the balance of their accounts receivable that are due directly from patients.  A patient whose healthcare receivable is acquired by CarePayment, LLC is offered the CarePayment program with a loyalty card and a line of credit and, if they accept the terms of the offer, becomes a CarePayment® customer.  The patient's CarePayment® card has an initial outstanding balance equal to the account receivable CarePayment purchased from the healthcare provider.  Balances due on the CarePayment® card are generally payable over up to 25 months with no interest.

On December 31, 2009, CP Technologies entered into a Servicing Agreement (the "Servicing Agreement") with CarePayment, LLC under which CP Technologies has the exclusive right to collect, administer and service all accounts receivable purchased or controlled by CarePayment, LLC or its affiliates. CarePayment, LLC also appointed CP Technologies as a non-exclusive originator of receivables purchased or controlled by CarePayment, LLC, including the right to negotiate with hospitals on behalf of CarePayment, LLC with respect to collecting, administering and servicing receivables purchased by CarePayment, LLC or its affiliates from hospitals. While CP Technologies services the accounts receivable, CarePayment, LLC retains ownership of them. In addition to servicing receivables on behalf of CarePayment, LLC, CP Technologies also analyzes potential receivable acquisitions for CarePayment, LLC and recommends a course of action when it determines that collection efforts for existing receivables are no longer effective.

In exchange for its services, CarePayment, LLC pays CP Technologies origination fees at the time CarePayment, LLC purchases and delivers receivables to CP Technologies for servicing, a monthly servicing fee based on the total principal amount of receivables that CP Technologies is servicing, and a quarterly fee based upon a percentage of CarePayment, LLC's quarterly net income, adjusted for certain items.

On July 30, 2010, we completed our acquisition of Vitality Financial, Inc., a Delaware corporation ("Vitality"), pursuant to an Agreement and Plan of Merger (the "Vitality Acquisition").  Vitality, headquartered in San Francisco, California, purchases consumer health care receivables on a non-recourse basis.  Vitality has developed a proprietary healthcare credit score process to evaluate non-recourse loans prior to purchase.  Upon credit approval, customers are offered a pre-approved line of credit.  When the customer accepts the terms of the agreement, the Company purchases the customer’s hospital receivable balance at a discount.  Interest rates charged the consumer on these loans are generally less than traditional credit card rates.

In connection with the Vitality Acquisition, we issued 97,500 shares of our Series E Convertible Preferred Stock to certain of Vitality's former stockholders as consideration for the Vitality Acquisition.  CP Technologies entered into employment agreements with two former executives of Vitality.

Other

Currently, shares of our Class A Common Stock trade on the Pink Sheets under the symbol CPYT.

As of March 2011, no class of our securities is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we are not subject to the information requirements of the Exchange Act.  We intend to register our Class A Common Stock under the Exchange Act in the future, but cannot predict when such registration will be declared effective.  Until such registration becomes effective, we intend to continue filing reports and information under the Exchange Act voluntarily.

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

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Revenue:

As of January 1, 2010, the Company began recognizing revenue in conjunction with the Servicing Agreement with its affiliate, CarePayment, LLC.  CarePayment, LLC pays the Company a servicing fee equal to 5%  annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back-end fee” based on 25% of CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company recorded fee revenues in conjunction with the servicing contract of $1,508,287 and $1,304,717 for the three months ended March 31, 2011 and March 31, 2010, respectively, which were comprised of $456,907 of servicing fees, $1,051,380 of origination fees and no “back-end fees” for the three months ended March 31, 2011 and $408,448 of servicing fees and $896,269 of origination fees and no “back-end fees” for the three months ended March 31, 2010.  Additionally the Company recorded implementation revenue of $40,000 for implementation services provided to CarePayment, LLC and $250,000 of consulting revenue from Aequitas for the three months ended March 31, 2011.  For the three months ended March 31, 2011, total fee revenue increased 16% which included a 17% increase in origination fees and a 12% increase in servicing fees over the same period in 2010.

Cost of Revenue:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing billing, collection and payment processing servicing, and the amortization of the servicing rights and servicing software. For the three months ended March 31, 2011, the total cost of revenue was $1,179,752 as compared to $1,123,482 for the three months ended March 31, 2010. Cost of revenue for the three months ended March 31, 2011 was comprised of compensation expense of $300,035, outsourced processing and collections services of $706,022, amortization expense of $139,946 and other expense of $33,749. For the three months ended March 31, 2010, cost of revenue was comprised of compensation expense of $303,784, outsourced processing and collections services of $679,530, and amortization expense of $137,167. Outsourced services from four primary vendors include hosting and maintenance of cardholder accounts including all customer transaction processing, collection and mailing services, card processing and customer service administration. Costs remained comparable in all areas except outsourced services. Most outsourced services are based upon transaction volume, which increased 4% compared to a 12% increase in servicing fees revenue which is also based upon volume.

Operating Expenses:

Operating expenses for the three months ended March 31, 2011 were $1,269,331 as compared to $890,224 for the same period in 2010, an increase of $379,107.

Operating expenses for the three months ended March 31, 2011 were comprised of the following:  sales and marketing expense of approximately $287,000; legal, consulting and other professional fees of approximately $131,000; executive compensation of approximately $147,000; related party agreements with Aequitas for rent of $58,000, accounting and administrative services of $139,000 and advisory services of $45,000; travel and entertainment of $141,000, administrative compensation of $128,000, non-capitalizable software development and network expense of $123,000, office rent of $16,000, and general office expense of approximately $54,000.

Operating expenses for the three months ended March 31, 2010 were comprised of the following:  sales and marketing expense of approximately $291,000; legal, consulting and other professional fees of approximately $179,000, executive compensation of approximately $106,000, related party agreements with Aequitas for rent of $56,000, accounting and administrative services of $195,000 and advisory services of $45,000, and general office expense of approximately $18,000.

The increase in operating expense in 2011 over 2010 were comprised primarily of travel and entertainment of $141,000, non-capitalizable software and network costs of $123,000 and increased rent and office expense of $52,000 for the San Francisco office opened in February 2011, exective compensation of $41,000 and administrative staff of $128,000, offset by a decrease of $56,000 in the accounting and administrative services payments to Aequitas and $48,000 in professional fees.

Interest Expense:

Interest expense of $96,840 and $164,049 for the three months ended March 31, 2011 and March 31, 2010, respectively, includes $85,443 and $91,346 of the accreted discount for the three months ended March 31, 2011 and March 31, 2010, respectively, on the Series D Preferred; see Note 7 to the Condensed Consolidated Financial Statements (Unaudited) contained in this Report.  The interest rate on the MH Note decreased from 20% during the three months ended March 31, 2010 to 8% per annum for the three months ended March 31, 2011 as discussed in Note 6 to the Condensed Consolidated Financial Statements (Unaudited) contained in this Report.  Additionally, the average balance outstanding during the three months ended March 31, 2011 declined approximately $400,000 from the same period in the prior year.

Net Loss:

Net loss for the three months ended March 31, 2011 was $751,046.  The net loss was $0 for the three months ended March 31, 2010, as the result of the loss reimbursement agreement whereby CarePayment, LLC reimbursed the Company for its losses of $873,371 for the first quarter of 2010, which is recorded as other income.  This additional compensation was intended to reimburse the Company for transition costs that were not specifically identifiable.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, the Company had $892,307 of cash and cash equivalents as compared to $555,975 at December 31, 2010.  Cash used in operating activities during the three-month period ended March 31, 2011 was $807,233 compared to $257,408 provided by operations in the same period in 2010. Cash used in operating activities during the first three months of 2011 included a net loss of $751,046 offset by non-cash activity of $239,497, which included depreciation and amortization of $149,527, accretion of the discount on the Series D Preferred Stock of $85,443, and stock-based compensation expense of $4,527, and the net change in operating assets and liabilities of $295,684.  The change in operating assets and liabilities resulted primarily from a net decrease in accounts payable and accrued liabilities of $124,163 and an increase in accounts receivable of $70,050, prepaid expenses of $90,459 and deposits of $19,000.

For the three months ended March 31, 2011, the Company used $356,435 for investing activities compared to $0 for the same period in 2010.  The cash was used for the purchase of office furniture and and equipment for the San Francisco office which opened in February 2011.

For the three months ended March 31, 2011, the sale of 1,500,000 shares of Class B Common Stock to Aequitas Holdings, LLC for $1,500,000 provided cash from financing activities as compared to $303,500 of cash used in financing activities to repay notes payable during the same period in 2010.

Substantially all of the Company’s revenue and cash receipts are generated from the servicing agreement with CarePayment, LLC.  Origination and servicing revenues are generated based upon the volume of receivables that CarePayment, LLC or its affiliates purchase.

During 2010 and the first quarter of 2011, the Company added headcount, trained staff and hired a software development firm to develop additional systems to manage the servicing operation in preparation for the projected receivables volume increases.  New volume from existing CarePayment, LLC’s customers has been on schedule, but servicing volumes from new CarePayment, LLC customers have been less than projected.  Although the Company expects the second quarter 2011 volume of serviced receivables will increase over the first quarter of 2011, the Company expects it will use cash for operations during the second quarter of 2011.

On March 31, 2011, Aequitas Holdings LLC (“Holdings”) purchased an additional 1.5 million shares of the Company's Class B Common Stock for $1.00 per share to provide working capital for the Company until the third quarter when the Company forecasts positive cash flows from operations.  Holdings now owns 7,910,092 shares of Class B stock which equates to 94% of the voting shares of the Company.  Should this $1.5 million of cash from the equity infusion be insufficient to meet the Company’s liquidity needs over the next year or until such time as the Company has positive cash flow, Holdings has advised the Company that it is prepared to provide liquidity either in the form of an additional equity infusion or a line of credit to the Company.

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

The Company’s President and Chief Financial Officer, after evaluating the effectiveness of its “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of March 31, 2011, the Company’s disclosure controls and procedures were not effective due to the existence of a material weakness in its internal control over financial reporting, as discussed below.

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

The Company restarted operations on January 1, 2010 and has not had sufficient time or financial resources to design and implement adequate disclosure controls and procedures.  The Company is in the process of doing so, and anticipate that it will complete these activities during  2011.  Specifically, during 2011, the Company plans to expand its Board of Directors and formally document corporate governance policies and processes.

Changes in Internal Controls over Financial Reporting

There were no changes to the Company’s internal controls during the three months ended March 31, 2011.

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

CAREPAYMENT TECHNOLOGIES, INC.
Dated: May 20, 2011	(Registrant)

/s/ PATRICIA J. BROWN
Patricia J. Brown
Chief Financial Officer (Principal Financial and Accounting Officer)