Form 10-Q
period 2011-06-30
CarePayment Technologies, Inc.
filed 2011-08-15
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Shares of Common Stock outstanding as of July 29, 2011 were:

Class A	2,590,787
Class B	8,010,092
Total	10,600,879

CAREPAYMENT TECHNOLOGIES, INC
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

CAREPAYMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2011 and December 31, 2010
(UNAUDITED)

	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$336,171	$555,975
Related party receivable	48,801	28,616
Prepaid expenses	141,826	40,215
Total current assets	526,798	624,806

Property and equipment, net	822,228	472,960
Intangible assets, net	9,021,862	9,227,637
Deposits	36,100	17,100
Goodwill	13,335	13,335

Total assets	$10,420,323	$10,355,838

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$1,237,831	$1,216,916
Accrued interest	446,130	423,210
Related party liabilities	89,954	67,429
Accrued liabilities	109,782	85,483
Current maturities of notes payable	577,743	577,743
Total current liabilities	2,461,440	2,370,781

Other liabilities	67,890	—
Mandatorily redeemable preferred stock, Series D, no par value: 1,200,000 shares authorized, 1,200,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, net of discount of $10,787,926 and $10,966,545 at June 30, 2011 and December 31, 2010, respectively, liquidation preference of $12,000,000 at June 30, 2011	1,212,074	1,033,455
Total liabilities	3,741,404	3,404,236

Shareholders' Equity:
CarePayment Technologies, Inc. shareholders’ equity:
Preferred stock, Series E, no par value: 250,000 shares authorized, 97,500 shares issued and outstanding at June 30, 2011 and December 31, 2010	136,500	136,500

Common stock, no par value: Class A, 65,000,000 shares authorized, 2,590,787 issued and outstanding at June 30, 2011 and December 31, 2010, Class B, 10,000,000 shares authorized, 8,010,092 shares issued and outstanding at June 30, 2011 and 6,510,092 shares issued and outstanding at December 31, 2010	19,589,151	18,089,151
Additional paid-in-capital	21,866,562	21,857,507
Accumulated deficit	(34,899,799)	(33,127,616)
Total CarePayment Technologies, Inc. shareholders' equity	6,692,414	6,955,542
Noncontrolling interest	(13,495)	(3,940)
Total shareholders’ equity	6,678,919	6,951,602

Total liabilities and shareholders’ equity	$10,420,323	$10,355,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Service fees revenue	$1,621,741	$1,534,528	$3,130,028	$2,839,245
Other	290,000	—	580,000	—
Total revenue	1,911,741	1,534,528	3,710,028	2,839,245
Cost of revenue	1,229,791	1,118,160	2,409,543	2,241,642
Gross margin	681,950	416,368	1,300,485	597,603

Operating expenses:
Sales, general and administrative	1,600,377	1,051,627	2,869,709	1,941,851

Loss from operations	(918,427)	(635,259)	(1,569,224)	(1,344,248)

Other income (expense):
Other income	35	19,418	785	19,418
Loss reimbursement	—	368,541	—	1,241,912
Interest expense:
Interest expense	(11,523)	(64,809)	(22,920)	(137,512)
Accretion of preferred stock discount	(93,177)	(56,432)	(178,619)	(147,778)
Total interest expense	(104,700)	(121,241)	(201,539)	(285,290)
Other income (expense), net	(104,665)	266,718	(200,754)	976,040

Net loss before income tax	(1,023,092)	(368,541)	(1,769,978)	(368,208)
Income tax expense	7,600	—	11,760	333
Net loss	(1,030,692)	(368,541)	(1,781,738)	(368,541)
Less: Net loss attributable to noncontrolling interest	(6,506)	(2,951)	(9,555)	(5,376)
Net loss attributable to CarePayment Technologies, Inc.	$(1,024,186)	$(371,492)	$(1,772,183)	$(373,917)

Net loss per share:
Basic and diluted	$(0.10)	$(0.05)	$(0.18)	$(0.08)
Weighted average number of shares outstanding:
Basic and diluted	10,600,879	7,757,629	9,855,023	4,588,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(1,781,738)	$(368,541)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	310,354	274,333
Accretion of preferred stock discount	178,619	147,778
Stock-based compensation	9,055	22,429
Change in assets and liabilities:
Decrease (increase) in assets:
Related party receivable	(20,185)	(285,040)
Prepaid expenses	(101,611)	(87,083)
Deposits	(19,000)	—
Increase (decrease) in liabilities:
Accounts payable	20,915	655,906
Accrued interest	22,920	81,801
Accrued and other liabilities	92,189	108,928
Related party liabilities	22,525	—
Net cash provided by (used in) operating activities	(1,265,957)	550,511

Cash Flows From Investing Activities:
Purchases of property and equipment	(453,847)	(7,200)
Investment in loans receivable	(39,522)	—
Proceeds from sale of loans receivable	39,522	—
Net cash used in investing activities	(453,847)	(7,200)

Cash Flows From Financing Activities:
Payments on notes payable	—	(397,590)
Proceeds from collection of related party note receivable	—	250,000
Proceeds from revolving credit line	—	31,000
Payment on revolving credit line	—	(31,000)
Proceeds from sale of Class B Common Stock	1,500,000	—
Proceeds from exercise of warrants	—	65,360
Net cash provided by (used in) financing activities	1,500,000	(82,230)
Change in cash and cash equivalents	(219,804)	461,081
Cash and cash equivalents, beginning of period	555,975	69,097
Cash and cash equivalents, end of period	$336,171	$530,178

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$55,712
Cash paid for income taxes	$11,760	$333

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

Vitality purchases healthcare receivables from hospitals on a non-recourse basis, then services the receivables which are subsequently sold to an affiliate.  Vitality has developed a proprietary healthcare credit scoring process to evaluate healthcare non-recourse loans prior to purchase.  Upon credit approval, customers are offered a line of credit.  When the customer accepts the terms of the agreement, the Company purchases the customers hospital receivable balance at a discount.  Interest rates charged to the consumer on these loans are generally less than traditional credit card rates.  Payment terms are generally up to 24 months.

Liquidity

Substantially all of the Company’s revenue and cash receipts are generated from the servicing contract with CarePayment, LLC.  Origination and servicing revenues are generated based upon the volume of receivables that CarePayment, LLC or its affiliates purchase.

During 2010 and the first six months in 2011, the Company added headcount, trained staff and hired a software development firm to develop additional systems to manage the servicing operation in preparation for the projected receivables volume increases.  New volume from existing CarePayment, LLC’s customers has been on schedule, but servicing volumes from new CarePayment, LLC customers continues to be less than projected.  Although the Company expects the third quarter 2011 volume of serviced receivables will increase over the second quarter of 2011, the Company expects it will use cash for operations during the third quarter of 2011.

On March 31, 2011, Aequitas Holdings LLC (“Holdings”) purchased an additional 1.5 million shares of the Company’s Class B Common Stock for $1.00 per share to provide working capital for the Company until the end of the fourth quarter when the Company forecasts positive cash flows from operations.  Holdings now owns 7,910,092 shares of Class B Common Stock, which equates to 94% of the voting shares of the Company.  Should this $1.5 million of cash from the equity infusion be insufficient to meet the Company’s liquidity needs over the next year or until such time as the Company has positive cash flow, Holdings has advised the Company that it is prepared to provide liquidity either in the form of an additional equity infusion or a line of credit to the Company.

2.  Summary of Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Moore and Vitality, and its 99% owned subsidiary, CP Technologies LLC. All intercompany transactions have been eliminated.

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

Concentration of credit risk:

Loans receivable — Loans receivable are with consumers who may be affected by the current economic environment.  The Company believes it has adequately provided for potential credit losses.  The Company has no loans receivable outstanding at June 30, 2011.

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

Accounts receivable:

Accounts receivable are recorded net of an allowance for doubtful accounts.  The Company makes ongoing estimates of the collectability of accounts receivable and maintains an allowance for estimated losses.  The allowance for doubtful accounts was $0 at June 30, 2011.

Loans receivable and provision for credit losses:

The Company purchases consumer healthcare receivables at a discount from hospitals which are recorded as loans receivable.  The discounted price ranges from 12% to 60% of face value depending on the credit worthiness of the consumer.  These healthcare receivables are purchased under Vitality’s lender’s license, and then become consumer loans; the Company then sells the receivables, which are backed by the consumer loans, to an affiliate at the net book value of the consumer loans and the Company continues to service the loans.

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

As of June 30, 2011 and December 31, 2010, there were no loan receivable balances outstanding, although the Company was servicing $52,000 and $81,000 of loans receivable, respectively which have been sold to an affiliate.

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

Amortization expense was $102,888 and $95,500 for the three months ended June 30, 2011 and 2010, respectively and $205,775 and $191,000 for the six months ended June 30, 2011 and 2010, respectively.

Goodwill

Goodwill is recorded at historical cost and is tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired.  We did not recognize impairment losses on goodwill for the three and six months ended June 30, 2011.

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

Advertising expense:

Advertising costs are expensed in the period incurred and are included in selling, general and administrative expenses. Total advertising expense was $5,778 and $1,030 for the three months ended June 30, 2011 and 2010, respectively, and $13,813 and $11,073 for the six months ended June 30, 2011 and 2010, respectively.

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

The amounts of Vitality’s revenue and losses included in the Company’s consolidated statements of operations for the six months ended June 30, 2011 and 2010 and the revenue and losses of the combined entity had the acquisition date been January 1, 2010 are:

	Revenue	Losses
Actual from January 1, 2011 through June 30, 2011	$1,675	$(65,830)
Actual from January 1, 2010 through June 30, 2010	$10,973	$(186,204)
Supplemental pro forma from January 1, 2010 through June 30, 2010	$2,850,218	$(569,520)

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

5.  Property and Equipment

A summary of the Company's property and equipment as of June 30, 2011 and December 31, 2010 is as follows:

	2011	2010
Servicing software	$507,200	$507,200
Office furniture and equipment	46,967	4,600
Leasehold improvements	195,548	—
Assets not yet in service – software	345,917	129,985
Total fixed assets	1,095,632	641,785
Accumulated depreciation and amortization	(273,404)	(168,825)
Property and equipment, net	$822,228	$472,960

Depreciation and amortization expense was $57,939 and $41,667 for the three months ended June 30, 2011 and 2010, respectively, and $104,579 and $83,333 for the six months ended June 30, 2011 and 2010, respectively.

6.  Notes Payable

A summary of the Company's note payable as of June 30, 2011 and December 31, 2010 is as follows:

	2011	2010
MH Financial Loan Participation Members	$577,743	$577,743
Current maturities	(577,743)	(577,743)
Notes payable, less current maturities	$—	$—

On June 27, 2008, the Company refinanced a promissory note payable to MH Financial Associates by issuing a note payable (the “MH Note”) in the amount of $977,743.  On December 31, 2009, the Company was granted a note extension to December 31, 2011, at which time all unpaid interest and principal are due.  In addition, the interest rate on the principal amount outstanding under the MH Note decreased from 20% to 8% per annum after the Company made total principal payments of $400,000 during 2010.  As of December 31, 2010, MH Financial was dissolved and it distributed its interest in the MH Note to its members.  Each of the members has designated Aequitas as its agent to perform the obligations of the loan originator. The MH Note continues to be secured by substantially all of the assets of the Company.  Interest expense was $11,523 and $61,460 for the three months ended June 30, 2011 and 2010, respectively, and $22,920 and $123,271 for the six months ended June 30, 2011 and 2010, respectively.

On December 31, 2008, the Company entered into a multiple advance promissory note payable to Aequitas.  In February 2010, the Company repaid $200,000 on the promissory note payable to Aequitas and in June 2010, the Company repaid the remaining balance of $94,190.  Interest expense was $3,349 and $14,045 for the three and six months ended June 30, 2010, respectively.

On January 15, 2010, CarePayment entered into agreements pursuant to which it could borrow up to a maximum of $500,000 from Aequitas Commercial Finance, LLC (“ACF”), an affiliate of Aequitas.  The Company was advanced $31,000 on January 14, 2010, which was repaid on February 12, 2010.  As of June 30, 2010, there are no outstanding advances under these agreements with ACF.  These agreements expired on March 31, 2010.  Interest expense for the three and six months ended June 30, 2010 was $0 and $196, respectively.

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

The $2,000,000 of proceeds from the April 15, 2010 sale of the Series D Preferred was allocated to the debt and warrants based on the relative fair values of each instrument at the time of issuance; the intrinsic value of the beneficial conversion feature at issuance was $245,145.  The proceeds from the sale of the Series D Preferred were allocated as follows:  $929,356 to fair value of warrants, $825,499 to the liability for mandatorily redeemable preferred stock, and $245,145 to the beneficial conversion feature.

The difference between the fair value of the Series D Preferred and the redemption value of $12,000,000 will be accreted to interest expense over the period to redemption in January 2013 using the level yield method.  The carrying value at June 30, 2011 is $1,212,074.

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

Stock Warrants:

As of June 30, 2011, the Company had 4,417 warrants outstanding for Class A Common Stock which are exercisable as follows:

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

10.  Earnings (Loss) per Common Share

The shares used in the computation of the Company’s basic and diluted loss per common share are reconciled as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Weighted average basic common shares outstanding	10,600,879	7,757,629	9,855,023	4,588,876
Dilutive effect of convertible preferred stock (a) (b)	—	—	—	—
Dilutive effect of warrants (a) (b)	—	—	—	—
Dilutive effect of employee stock options (a) (b)	—	—	—	—
Weighted average diluted common shares outstanding (a) (b)	10,600,879	7,757,629	9,855,023	4,588,876

(a)
Common stock equivalents outstanding for the three and six months ended June 30, 2011 excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method are:  warrants to purchase 4,417 shares of Class A Common Stock, 1,200,000 shares of Series D Preferred Stock and 97,500 shares of Series E Preferred Stock convertible into shares of Class A Common Stock based on the conversion calculation described in Note 8, and stock options to purchase 897,950 shares of Class A Common Stock.

(b)
Common stock equivalents outstanding for the three and six months ended June 30, 2010 excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method are:  warrants to purchase 6,510,092 shares of Class B Common Stock, warrants to purchase 4,417 shares of Class A Common Stock, 1 million shares of Series D Preferred Stock convertible into 1,000,000 shares of Class A Common Stock, and stock options to purchase 787,030 shares of Class A Common Stock.

11.  Employee Benefit Plans

Stock Incentive Plan

In February 2010, the Company adopted the 2010 Stock Option Plan (the "Plan") pursuant to which the Company may grant restricted stock and stock options for the benefit of selected employees and directors.  The Plan was amended in September 2010 to increase authorized grants up to a total of 1,000,000 shares of Class A Common Stock.  Grants are issued at prices equal to the estimated fair market value of the stock as defined in the plan on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant.  The Plan allows vesting based upon performance criteria; all current grants outstanding are time-based vesting instruments.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan).  The fair value of share based options granted is calculated using the Black-Scholes option pricing model.  The Company uses original issuance shares to satisfy share-based payments.  A total of 102,050 shares of Class A Common Stock remains reserved for issuance under the Plan at June 30, 2011.

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

A summary of option activity under the Plan during the six months ended June 30, 2011 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	897,950	$0.19	9.1	$—
Cancelled	—
Exercised	—
Options outstanding at June 30, 2011	897,950	$0.19	8.6	$—
Options exercisable at June 30, 2011	524,687	$0.19	8.6	$—

The Company recorded compensation expense for the estimated fair value of options issued of $4,527 and $4,001 for the three months ended June 30, 2011 and 2010, respectively, and $9,055 and $22,430 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the Company had $13,969 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 0.8 years.

401(k) Savings Plan

Employees of the Company are eligible to participate in a 401(k) Savings Plan.  The Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation that employees contribute to the plan; the Company’s matching contributions vest immediately.  The Company recorded expense of $33,700 and $13,276 for the three months ended June 30, 2011 and 2010, respectively, and $43,545 and $24,327 for the six months ended June 30, 2011 and 2010, respectively.

12.  Commitments and Contingencies

Operating Leases:

The Company and its subsidiaries lease office space and personal property used in their operations from Aequitas, an affiliate.  Beginning in 2011, the Company and its subsidiary also lease space in San Francisco, California.  At June 30, 2011, the Company's aggregate future minimum payments for operating leases having initial or non-cancelable lease terms greater than one year are payable as follows:

Year	Required Minimum Payment
2011	$163,266
2012	$336,018
2013	$346,572
2014	$315,306
2015	$108,585
2016	$18,240

For the three and six months ended June 30, 2011, the Company incurred rent expense of $77,891 and $154,539, respectively, and for the three and six months ended June 30, 2010, rent expense was $56,059 and $112,117, respectively

Litigation:

From time to time the Company may become involved in ordinary, routine or regulatory legal proceedings incidental to the Company’s business.  In July 2010, a former employee of Vitality filed a complaint in Orange County, California, alleging breach of contract, breach of fiduciary duty, fraud, and negligent misrepresentation against Vitality and its officers.  The plaintiff sought damages relating to unexercised stock option grants and other matters related to the sale of Vitality to the Company. See Note 3.  This claim was settled, and the related complaint dismissed with prejudice, on July 15, 2011.  The settlement amount of $15,000 and legal fees associated with the claim were paid by the Company’s insurance carrier; the Company incurred no expense related to the claim.

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

The fair value of the Company’s mandatorily redeemable convertible Series D Preferred issued on December 30, 2009 and April 15, 2010 was determined using a dividend discount model; for the April 15, 2010 sale of the Series D Preferred, the proceeds from the sale were allocated to the debt and attached warrant based on the relative fair values of each instrument at the time of issuance; the intrinsic value of the beneficial conversion feature was computed and recorded as a discount to the Series D Preferred and Additional Paid-In Capital.  The assumptions used in the fair value calculation at December 31, 2010 would be the same at June 30, 2011.  The difference between the fair value at issue date and the redemption value is being accreted into expense over the period to redemption in January 2013 using the level yield method.  The fair value of the Series D Preferred at June 30, 2011 is $12,031,000 based on a discounted cash flow model.

The fair value of the notes payable was calculated using our estimated borrowing rate for similar types of borrowing arrangements for the periods ended June 30, 2011 and December 31, 2010.  The Company’s estimated borrowing rate has not changed; therefore, the carrying amounts reflected in the consolidated balance sheets for notes payable approximate fair value.

14.  Related-Party Transactions

Effective January 1, 2010, Aequitas began providing CP Technologies certain management support services such as accounting, financial, human resources and information technology services, under the terms of the Administrative Services Agreement dated December 31, 2009.  The total fee for the services was approximately $65,100 per month for 2010.  For 2011, the fee is $46,200 per month based upon reduced services to be provided in 2011.  Both parties may change the services (including terminating a particular service) upon 180 days prior written notice to the other party, and the Administrative Services Agreement is terminable by either party on 180 days notice.  The Company paid fees under the Administrative Services Agreement to Aequitas of $138,576 and $195,300 for the three months ended June 30, 2011 and 2010, respectively, and $277,152 and $390,600 for the six months ended June 30, 2011 and 2010, respectively, which are included in sales, general and administrative expense.

Under the terms of the Sublease dated December 31, 2009 between CP Technologies and Aequitas, CP Technologies leases certain office space and personal property from Aequitas.  The rent for the real property was $12,424 per month in 2010, and increases by 3% each year beginning January 1, 2011; the rent for 2011 is $13,115 per month.  The rent for the personal property was $6,262 per month in 2010 and is $6,116 per month in 2011, and CP Technologies also pays all personal property taxes related to the personal property it uses under the Sublease.  The Company paid fees under the Sublease to Aequitas of $57,693 and $56,058 for the three months ended June 30, 2011 and 2010, respectively, and $115,386 and $112,117 for the six months ended June 30, 2011 and 2010, respectively, which are included in sales, general and administrative expense.

Effective on December 31, 2009, the Company and Aequitas entered into an amended and restated Advisory Agreement (“Advisory Agreement”).  Under the terms of the Advisory Agreement, Aequitas provides services to the Company relating to strategy development, strategic planning, marketing, corporate development and such other advisory services as the Company reasonably requests from time to time.  The Company pays Aequitas a monthly fee of $15,000 for such services.  In addition, Aequitas will receive a success fee in the event of certain transactions entered into by the Company.  The Company paid fees under the Advisory Agreement to Aequitas of $45,000 for the three months ended June 30, 2011 and 2010 and $90,000 for the six months ended June 30, 2011 and 2010 which are included in sales, general and administrative expense.  Additionally, the Company paid Aequitas $50,000 for legal compliance work performed by Aequitas’ in-house legal team for the three months ended June 30, 2011.

Effective December 31, 2009, a Royalty Agreement was entered into between CP Technologies and Aequitas, whereby CP Technologies pays Aequitas a royalty based on new products (the "Products") developed by CP Technologies or its affiliates or co-developed by CP Technologies or its affiliates and Aequitas or its affiliates and that are based on or use the Software.  The royalty is equal to (i) 1.0% of the net revenue received by CP Technologies or its affiliates and generated by the Products that utilize funding provided by Aequitas or its affiliates, and (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by CP Technologies or its affiliates that do not utilize such funding.  The Royalty Agreement was amended effective June 29, 2011 whereby Aequitas agreed to pay a total of $500,000 to CP Technologies by June 30, 2011 for improvements to the existing CarePayment® program platform to accommodate additional portfolio management capability and efficiency.  No fees were paid under the Royalty Agreement to Aequitas in 2011 or 2010;   the Company recorded consulting revenue of $250,000 and $500,000 received from Aequitas under the amendment to the Royalty Agreement for the three and six months ended June 30, 2011, respectively.

Beginning January 1, 2010, the Company recognized revenue in conjunction with the Servicing Agreement with CarePayment, LLC.  CarePayment, LLC pays the Company a servicing fee based on the total funded receivables being serviced, an origination fee on newly generated funded receivables, and a “back-end fee” based on  CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company received fee revenue under this agreement of $1,620,066 and $3,128,353 for the three and six months ended June 30, 2011, respectively, and $1,534,528 and $2,839,245 for the three and six months ended June 30, 2010, respectively.  Additionally the Company recorded implementation revenue of $40,000 and $80,000 for implementation services provided to CarePayment, LLC for the three and six months ended June 30, 2011, respectively, and $0 for the three and six months ended June 30, 2010.  The Company also recorded revenue of $1,675 for the three and six months ended June 30, 2011 for servicing non-recourse receivables for an affiliate of Aequitas.

CarePayment, LLC also paid the Company additional compensation equal to the Company’s actual monthly losses for the two quarter of 2010. See Note 9.  The Company received $368,541 and $1,241,912 for the three and six months ended June 30, 2010, respectively.

The Company issued a note payable to MH Financial, as described in Note 6.  The Company recorded interest expense on the note payable of $11,523 and $61,460 for the three months ended June 30, 2011 and 2010, respectively, and $22,920 and $123,271 for the six months ended June 30, 2011 and 2010, respectively.  The Company recorded interest expense on a note payable to Aequitas of $3,349 and $14,045 for the three and six months ended June 30, 2010; the note was repaid in June 2010.

The Company paid $0 and $196 of interest expense to Aequitas Commercial Finance, LLC, an affiliate of Aequitas, for the three and six months ended June 30, 2010.

The Company had a receivable of $46,753 and $28,616 due from CarePayment, LLC for servicing fees as of June 30, 2011 and December 31, 2010, respectively.  The Company had accrued interest payable of $446,130 and $423,210 as of June 30, 2011 and December 31, 2010, respectively, payable to former members of MH Financial who received interests in the MH Note in connection with the dissolution of MH Financial. See Note 6.  The Company had a receivable of $2,048 and $0 due from Aequitas for reimbursement of expenses as of June 30, 2011 and December 31, 2010, respectively.  The Company had administrative service fees payable to Aequitas of $5,616 and $79,309 as of June 30, 2011 and December 31, 2010, respectively, which are included in accounts payable in the consolidated financial statements.  Additionally, the Company has an advance payment from CarePayment, LLC in the amount of $43,139 and $47,442 and a deposit $46,815 and $19,987 on the purchase of loans receivable from an Aequitas affiliate as of June 30, 2011 and December 31, 2010, respectively, both of which are recorded as a related party liabilities in the consolidated financial statements.

15.  Subsequent Event

Christopher Chen’s employment was terminated effective July 15, 2011, before any options granted to him under the Plan vested. See Note 11.  As a result, Mr. Chen has no right to exercise any of the options granted to him.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the Company's operations and financial condition.  This discussion should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) and accompanying notes contained in this Report.

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

On July 30, 2010, we completed our acquisition of Vitality Financial, Inc., a Delaware corporation ("Vitality"), pursuant to an Agreement and Plan of Merger (the "Vitality Acquisition").  Vitality, headquartered in San Francisco, California, purchases consumer health care receivables on a non-recourse basis.  As of December 31, 2010, Vitality sells these receivables to an affiliate.  Vitality has developed a proprietary healthcare credit score process to evaluate non-recourse loans prior to purchase.  Upon credit approval, customers are offered a pre-approved line of credit.  When the customer accepts the terms of the agreement, the Company purchases the customer’s hospital receivable balance at a discount.  Interest rates charged the consumer on these loans are generally less than traditional credit card rates.

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

As of the date of this Report, no class of our securities is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we are not subject to the information requirements of the Exchange Act.  On August 3, 2011, we filed a Registration Statement on Form 10 with the SEC to register our Class A Common Stock under Section 12(g) of the Exchange Act.  We intend to continue filing reports and information under the Exchange Act voluntarily until such registration statement becomes effective.

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

THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Revenue:

As of January 1, 2010, the Company began recognizing revenue in conjunction with the Servicing Agreement with its affiliate, CarePayment, LLC.  CarePayment, LLC pays the Company a servicing fee equal to 5%  annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back-end fee” based on 25% of CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company recorded fee revenues in conjunction with the servicing contract of $1,620,066 and $1,534,528 for the three months ended June 30, 2011 and June 30, 2010, respectively, which were comprised of $468,802 of servicing fees, $1,151,264 of origination fees and no “back-end fees” for the three months ended June 30, 2011 and $433,898 of servicing fees and $1,100,630 of origination fees and no “back-end fees” for the three months ended June 30, 2010.  Additionally, for the three months ended June 30, 2011, the Company recorded implementation revenue of $40,000 for implementation services provided to CarePayment, LLC and $250,000 of consulting revenue from Aequitas under the amendment to the Royalty agreement for improvements to the existing CarePayment platform to accommodate additional portfolio management capability and efficiency.  The Company also recorded revenue of $1,675 for the three months ended June 30, 2011 for servicing non-recourse receivables for an affiliate of Aequitas.  For the three months ended June 30, 2011, total fee revenue increased 6% which was comprised of an 8% increase in servicing fees and a 5% increase in origination fees over the same period in 2010.

Cost of Revenue:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing billing, collection and payment processing servicing, and the amortization of the servicing rights and servicing software.  For the three months ended June 30, 2011, the total cost of revenue was $1,229,791 as compared to $1,118,160 for the three months ended June 30, 2010 which was a 10% increase.  Cost of revenue for the three months ended June 30, 2011 was comprised of compensation expense of $357,832, outsourced processing and collections services of $695,508, amortization expense of $139,946 and other expense of $36,505.  For the three months ended June 30, 2010, cost of revenue was comprised of compensation expense of $292,475, outsourced processing and collections services of $630,947, and amortization expense of $137,166 and other expense of $57,572.  Outsourced services from four primary vendors include hosting and maintenance of cardholder accounts including all customer transaction processing, collection and mailing services, card processing and customer service administration.  The $111,631 increase in the cost of revenue for the three months ended June 30, 2011 is primarily related to an increase in servicing head count of 4 employees over the same period in 2010, and the cost of outsourced services which increased 10% while the servicing revenue for the three months ended June 30, 2011, increased only 8%.

Operating Expenses:

Operating expenses for the three months ended June 30, 2011 were $1,600,377 as compared to $1,051,627 for the same period in 2010, an increase of $548,750.

Operating expenses for the three months ended June 30, 2011 were comprised of the following:  sales and marketing expense of approximately $323,000, legal, consulting and other professional fees of approximately $169,000, executive compensation of approximately $159,000, other compensation of $147,000, related party agreements with Aequitas for rent of $58,000, accounting and administrative services of $139,000, and advisory services of $45,000, travel and entertainment of $151,000, non-capitalizable software development and network expense of $327,000, and general office expense of approximately $82,000.

Operating expenses for the three months ended June 30, 2010 were comprised of the following:  sales and marketing expense of approximately $218,000, legal, consulting and other professional fees of approximately $256,000, executive compensation of approximately $141,000, related party agreements with Aequitas for rent of $56,000, accounting and administrative services of $195,000 and advisory services of $45,000, travel and entertainment of $101,000 and general office expense of approximately $40,000.

The increases in operating expenses in 2011 over 2010 were comprised primarily of an increase in sales and marketing expense of $105,000 and travel and entertainment expense of $50,000, non-capitalizable software and network costs of $327,000, and additional rent and office expense of $42,000 for the San Francisco office which opened in February 2011.  Additionally, compensation increased $165,000 due to a headcount increase of six, including the addition of two officers as part of the Vitality acquisition.  These increases in operating expense were offset in part by a decrease of $56,000 in the administrative services agreement costs paid to Aequitas for the three months ended June 30, 2011, and a decrease of $87,000 in professional fees.

Interest Expense:

Interest expense of $104,700 and $121,241 for the three months ended June 30, 2011 and June 30, 2010, respectively, includes $93,177 and $56,432 of the accreted discount for the three months ended June 30, 2011 and June 30, 2010, respectively, on the Series D Preferred; see Note 7 to the Condensed Consolidated Financial Statements (Unaudited) contained in this Report.  The interest rate on the MH Note decreased from 20% during the three months ended June 30, 2010 to 8% per annum for the three months ended June 30, 2011 as discussed in Note 6 to the Condensed Consolidated Financial Statements (Unaudited) contained in this Report.  Additionally, the average balance outstanding on the MH Note during the three months ended June 30, 2011 declined approximately $300,000 from the same period in the prior year.

Net Loss:

Net loss for the three months ended June 30, 2011 was $1,030,692.  The net loss was $368,541 for the three months ended June 30, 2010, as the result of the loss reimbursement agreement whereby CarePayment, LLC reimbursed the Company for its losses of $368,541 for the second quarter of 2010, which is recorded as other income.  This additional compensation was intended to reimburse the Company for transition costs that were not specifically identifiable.

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Revenue:

As of January 1, 2010, the Company began recognizing revenue in conjunction with the Servicing Agreement with its affiliate, CarePayment, LLC.  CarePayment, LLC pays the Company a servicing fee equal to 5%  annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back-end fee” based on 25% of CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company recorded fee revenues in conjunction with the servicing contract of $3,128,353 and $2,839,245 for the six months ended June 30, 2011 and June 30, 2010, respectively, which were comprised of $925,709 of servicing fees, $2,202,644 of origination fees and no “back-end fees” for the six months ended June 30, 2011 and $842,346 of servicing fees and $1,996,899 of origination fees and no “back-end fees” for the six months ended June 30, 2010.  Additionally, for the six months ended June 30, 2011, the Company recorded implementation revenue of $80,000 for implementation services provided to CarePayment, LLC and $500,000 of consulting revenue from Aequitas under the amendment to the Royalty Agreement for improvements to the existing CarePayment program platform to accommodate additional portfolio management capability and efficiency.  The Company also recorded revenue of $1,675 for the six months ended June 30, 2011 for servicing non-recourse receivables for an affiliate of Aequitas.  For the six months ended June 30, 2011, total fee revenue, servicing fees and origination fees increased 10% over the same period in 2010.

Cost of Revenue:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing billing, collection and payment processing servicing, and the amortization of the servicing rights and servicing software.  For the six months ended June 30, 2011, the total cost of revenue increased by $167,901 to $2,409,543 as compared to $2,241,642 for the six months ended June 30, 2010.  Cost of revenue for the six months ended June 30, 2011 was comprised of compensation expense of $657,867, outsourced processing and collections services of $1,401,530, amortization expense of $279,892 and other expense of $70,254.  For the six months ended June 30, 2010, cost of revenue was comprised of compensation expense of $596,259, outsourced processing and collections services of $1,310,477, amortization expense of $274,333 and $60,573 of other expense.  Outsourced services from four primary vendors include hosting and maintenance of cardholder accounts including all customer transaction processing, collection and mailing services, card processing and customer service administration.  The $167,901 increase in the cost of revenue for the six months ended June 30, 2011 is primarily related to an increase in servicing head count of 4 employees over same period in 2010, and outsourced services, which increased 7% while servicing fees revenue increased 10%.

Operating Expenses:

Operating expenses for the six months ended June 30, 2011 were $2,869,709 as compared to $1,941,851 for the same period in 2010, an increase of $927,858.

Operating expenses for the six months ended June 30, 2011 were comprised of the following:  sales and marketing expense of approximately $610,000, legal, consulting and other professional fees of approximately $300,000, executive compensation of approximately $306,000, related party agreements with Aequitas for rent of $115,000, accounting and administrative services of $277,000 and advisory services of $90,000, travel and entertainment of $292,000, administrative compensation of $275,000, non-capitalizable software development and network expense of $450,000, office rent of $36,000, and general office expense of approximately $119,000.

Operating expenses for the six months ended June 30, 2010 were comprised of the following:  sales and marketing expense of approximately $438,000, legal, consulting and other professional fees of approximately $434,000, executive compensation of approximately $247,000, related party agreements with Aequitas for rent of $112,000, accounting and administrative services of $391,000 and advisory services of $90,000, travel and entertainment of $172,000 and general office expense of approximately $58,000.

The increase in operating expenses in 2011 over 2010 were comprised primarily of  increases in sales and marketing expense of $172,000, travel and entertainment expense of $120,000, non-capitalizable software and network costs of $450,000, and additional rent and office expense of $97,000 for the San Francisco office opened in February 2011.  Additionally compensation increased $329,000 due to a headcount increase of six, including the addition of two officers as part of the Vitality acquisition. The increases in operating expenses were offset in part by a decrease of $110,000 for administrative services agreement costs paid to Aequitas in 2011, and a decrease of $134,000 in professional fees.

Interest Expense:

Interest expense of $201,539 and $285,290 for the six months ended June 30, 2011 and June 30, 2010, respectively, includes $178,619 and $147,778 of the accreted discount for the six months ended June 30, 2011 and June 30, 2010, respectively, on the Series D Preferred; see Note 7 to the Condensed Consolidated Financial Statements (Unaudited) contained in this Report.  The interest rate on the MH Note decreased from 20% during the six months ended June 30, 2010 to 8% per annum for the six months ended June 30, 2011 as discussed in Note 6 to the Condensed Consolidated Financial Statements (Unaudited) contained in this Report.  Additionally, the average balance outstanding under the MH Note during the six months ended June 30, 2011 declined approximately $300,000 from the same period in the prior year.

Net Loss:

Net loss for the six months ended June 30, 2011 was $1,781,738.  The net loss was $368,541 for the six months ended June 30, 2010, as the result of the loss reimbursement agreement whereby CarePayment, LLC reimbursed the Company for its losses of $1,241,912 for the six months ended June 30, 2010, which is recorded as other income.  This additional compensation was intended to reimburse the Company for transition costs that were not specifically identifiable.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, the Company had $336,171 of cash and cash equivalents as compared to $555,975 at December 31, 2010.  Cash of $1,265,957 was used in operating activities during the six month period ended June 30, 2011 compared to $550,511 provided by operations in the same period in 2010.  Cash used in operating activities during the six month period ended June 30, 2011 included a net loss of $1,781,738 offset by non-cash activity of $498,028, and the net change in operating assets and liabilities of $17,753.  The non-cash activity for the six months ended June 30, 2010 was $444,540 which was comparable to the 2011 activity.  The net change in operating assets in 2010 of $474,512 is related primarily to increases in accounts payable and other liabilities when the Company restarted operations in January 2010.  The use of cash and the increase in the use of cash in 2011 over the same period in 2010 is primarily related to the loss in 2011.

For the six months ended June 30, 2011, the Company used $453,847 for investing activities compared to $7,200 for the same period in 2010.  The cash was used for the purchase of office furniture and equipment for the San Francisco office which opened in February 2011.

For the six months ended June 30, 2011, the sale of 1,500,000 shares of Class B Common Stock to Aequitas Holdings, LLC (“Holdings”) for $1,500,000 provided cash from financing activities as compared to $82,230 of cash used in financing activities to repay notes payable during the same period in 2010.  Holdings now owns 7,910,092 shares of Class B stock which equates to 94% of the voting shares of the Company.  Should this cash from the equity infusion be insufficient to meet the Company’s liquidity needs over the next year or until such time as the Company has positive cash flow, Holdings has advised the Company that it is prepared to provide liquidity either in the form of an additional equity infusion or a line of credit to the Company.

Substantially all of the Company’s revenue and cash receipts are generated from the servicing agreement with CarePayment, LLC.  Origination and servicing revenues are generated based upon the volume of receivables that CarePayment, LLC or its affiliates purchase.

During 2010 and the first  six months of 2011, the Company added headcount, trained staff and hired a software development firm to develop additional systems to manage the servicing operation in preparation for the projected receivables volume increases.  New volume from existing CarePayment, LLC’s customers has been on schedule, but servicing volumes from new CarePayment, LLC customers continue to be less than projected.  Although the Company expects the third quarter 2011 volume of serviced receivables will increase over the second quarter of 2011, the Company expects it will use cash for operations during the third and fourth quarters of 2011.

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

The Company’s President and Chief Financial Officer, after evaluating the effectiveness of its “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of June 30, 2011, the Company’s disclosure controls and procedures were not effective due to the existence of a material weakness in its internal control over financial reporting, as discussed below.

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

Changes in Internal Controls over Financial Reporting

There were no changes to the Company’s internal controls during the three months ended June 30, 2011.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time the Company may become involved in ordinary, routine or regulatory legal proceedings incidental to the Company’s business.  On July 7, 2010, a former employee of Vitality filed a complaint in the Superior Court of California for Orange County, alleging breach of contract, breach of fiduciary duty, fraud, and negligent misrepresentation against Vitality and its officers.  The plaintiff sought damages relating to unexercised stock option grants and other matters related to the sale of Vitality to the Company.  This claim was settled, and the complaint dismissed with prejudice, for the settlement amount of $15,000 and a general release of all claims on July 15, 2011.  The settlement amount and legal fees associated with the claim were paid by the Company’s insurance carrier.  As of the date of this Report, the Company is not engaged in any other legal proceedings nor is the Company aware of any other pending or threatened legal proceedings that, singly or in the aggregate, could have a material adverse effect on the Company.

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

CAREPAYMENT TECHNOLOGIES, INC.
Dated: August 15, 2011	(Registrant)

/s/ PATRICIA J. BROWN
Patricia J. Brown
Chief Financial Officer (Principal Financial and Accounting Officer)