Form 10-Q
period 2011-09-30
CarePayment Technologies, Inc.
filed 2011-11-08
CIK 1142406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2011
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

Shares of Common Stock outstanding as of November 1, 2011 were:

Class A	2,590,787
Class B	8,010,092
Total	10,600,879

CAREPAYMENT TECHNOLOGIES, INC
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

CAREPAYMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2011 and December 31, 2010
(UNAUDITED)

	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$226,857	$555,975
Related party receivables	383,933	28,616
Prepaid expenses	100,064	40,215
Total current assets	710,854	624,806

Property and equipment, net	886,069	472,960
Intangible assets, net	8,918,975	9,227,637
Deposits	36,100	17,100
Goodwill	13,335	13,335

Total assets	$10,565,333	$10,355,838

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$940,675	$1,216,916
Accrued interest	457,780	423,210
Related party liabilities	43,139	67,429
Accrued liabilities	281,812	85,483
Current maturities of notes payable	577,743	577,743
Total current liabilities	2,301,149	2,370,781
Line of credit	1,631,000	--

Other liabilities	65,286	--
Mandatorily redeemable preferred stock, Series D, no par value: 1,200,000 shares authorized, 1,200,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, net of discount of $10,684,217 and $10,966,545 at September 30, 2011 and December 31, 2010, respectively, liquidation preference of $12,000,000 at September 30, 2011	1,315,783	1,033,455
Total liabilities	5,313,218	3,404,236

Shareholders' Equity:
CarePayment Technologies, Inc. shareholders’ equity:
Preferred stock, Series E, no par value: 250,000 shares authorized, 97,500 shares issued and outstanding at September 30, 2011 and December 31, 2010	136,500	136,500
Common stock, no par value: Class A, 65,000,000 shares authorized, 2,590,787 issued and outstanding at September 30, 2011 and December 31, 2010, Class B, 10,000,000 shares authorized, 8,010,092 shares issued and outstanding at September 30, 2011 and 6,510,092 shares issued and outstanding at December 31, 2010	19,589,151	18,089,151
Additional paid-in-capital	21,871,090	21,857,507
Accumulated deficit	(36,321,274)	(33,127,616)
Total CarePayment Technologies, Inc. shareholders' equity	5,275,467	6,955,542
Noncontrolling interest	(23,352)	(3,940)
Total shareholders’ equity	5,252,115	6,951,602

Total liabilities and shareholders’ equity	$10,565,333	$10,355,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Service fees revenue	$1,551,154	$1,576,695	$4,681,182	$4,415,940
Implementation services	30,000	30,000	110,000	30,000
Other	--	5,426	500,000	5,426
Total revenue	1,581,154	1,612,121	5,291,182	4,451,366
Cost of revenue	1,195,614	1,337,510	3,605,157	3,579,152
Gross margin	385,540	274,611	1,686,025	872,214

Operating expenses:
Sales, general and administrative	1,699,140	1,132,807	4,568,849	3,074,658

Loss from operations	(1,313,600)	(858,196)	(2,882,824)	(2,202,444)

Other income (expense):
Other income	13	17,697	798	37,115
Loss reimbursement	--	--	--	1,241,912
Interest expense:
Interest expense	(11,650)	(5,577)	(34,570)	(143,090)
Accretion of preferred stock discount	(103,709)	(72,744)	(282,328)	(220,521)
Total interest expense	(115,359)	(78,321)	(316,898)	(363,611)
Other income (expense), net	(115,346)	(60,624)	(316,100)	915,416

Net loss before income tax	(1,428,946)	(918,820)	(3,198,924)	(1,287,028)
Income tax expense	2,386	150	14,146	483

Net loss	(1,431,332)	(918,970)	(3,213,070)	(1,287,511)
Less: Net loss attributable to noncontrolling interest	(9,857)	(4,114)	(19,412)	1,262
Net loss attributable to CarePayment Technologies, Inc.	$(1,421,475)	$(914,856)	$(3,193,658)	$(1,288,773)

Net loss per share: Basic and diluted	$(0.13)	$(0.12)	$(0.32)	$(0.23)
Weighted average number of shares outstanding: Basic and diluted	10,600,879	7,900,708	10,106,374	5,704,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(3,213,070)	$(1,287,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	468,126	417,408
Accretion of preferred stock discount	282,328	220,521
Stock-based compensation	13,583	26,781
Change in assets and liabilities:
Decrease (increase) in assets:
Related party receivables	(355,317)	(42,177)
Prepaid expenses	(59,849)	(55,828)
Deposits	(19,000)	--
Increase (decrease) in liabilities:
Accounts payable	(276,241)	493,694
Accrued interest	34,570	87,478
Accrued and other liabilities	261,615	94,138
Related party liabilities	(24,290)	--

Net cash used in operating activities	(2,887,545)	(45,496)

Cash Flows From Investing Activities:
Purchases of property and equipment	(572,573)	(7,200)
Investment in loans receivable	(57,936)	(28,272)
Proceeds from payments received on loans receivable	--	21,797
Proceeds from sale of loans receivable	57,936	--
Cash acquired in purchase of Vitality Financial, Inc.	--	100,842
Net cash provided by (used in) investing activities	(572,573)	87,167

Cash Flows From Financing Activities:
Payments on notes payable	--	(694,190)
Proceeds from collection of related party note receivable	--	2,000,000
Net proceeds from line of credit	1,631,000	--
Proceeds from sale of Class B Common Stock	1,500,000	--
Proceeds from exercise of warrants	--	65,360

Net cash provided by financing activities	3,131,000	1,371,170

Change in cash and cash equivalents	(329,118)	1,412,841
Cash and cash equivalents, beginning of period	555,975	69,097
Cash and cash equivalents, end of period	$226,857	$1,481,938
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$--	$55,612
Cash paid for income taxes	$16,046	$483
Supplemental Disclosure of Non-cash Financing Activities:
Fair value of preferred stock issued to acquire Vitality Financial, Inc.	--	$136,500
Fair value of preferred stock sold in exchange for a note receivable	--	$825,499
Beneficial conversion feature issued with preferred stock sold in exchanged for a note receivable	--	$245,145
Fair value of warrants issued with preferred stock sold in exchange for a note receivable	--	$929,356
Beneficial conversion feature recorded for amendment to preferred stock certificate of designation	--	$8,896,486

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

To facilitate building the business, on December 30, 2009 we, Aequitas and CarePayment, LLC formed an Oregon limited liability company called CP Technologies LLC ("CP Technologies").  We contributed shares of our newly authorized Series D Convertible Preferred Stock ("Series D Preferred") and warrants to purchase shares of our Class B Common Stock to CP Technologies.  Aequitas and CarePayment, LLC contributed to CP Technologies the CarePayment® assets and rights described in the foregoing paragraph.  CP Technologies then distributed the shares of Series D Preferred to Aequitas and CarePayment, LLC, and the warrants to purchase shares of Class B Common to CarePayment, LLC, to redeem all but half of one membership unit (a "Unit") held by each of them.  Following these transactions, we own 99% of CP Technologies, and Aequitas and CarePayment, LLC each own 0.5% of CP Technologies.

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

Vitality purchases healthcare receivables from hospitals on a non-recourse basis, then services the receivables after they are sold to an affiliate.  Vitality has developed a proprietary healthcare credit scoring process to evaluate healthcare non-recourse loans prior to purchase.  Upon credit approval, customers are offered a line of credit.  When the customer accepts the terms of the line of credit, Vitality purchases the customer's hospital receivable balance at a discount which it then sells to an affiliate.  Interest rates charged to the consumer on these loans are generally less than traditional credit card rates.  Payment terms are generally up to 24 months.

Liquidity

Substantially all of the Company’s revenue and cash receipts are generated from the servicing contract with CarePayment, LLC.  Origination and servicing revenues are generated based upon the volume of receivables that CarePayment, LLC or its affiliates purchase.

During 2010 and the first nine months in 2011, the Company added headcount, trained staff and hired a software development firm to develop additional systems to manage the servicing operation in preparation for the projected receivables volume increases.  New volume from existing CarePayment, LLC customers has been on schedule, but servicing volumes from new CarePayment, LLC customers has been less than projected.  Although the Company expects the fourth quarter 2011 volume of serviced receivables will increase over the third quarter of 2011, the Company expects it will use cash for operations during the fourth quarter of 2011.

On March 31, 2011, Aequitas Holdings LLC (“Holdings”) purchased an additional 1.5 million shares of the Company’s Class B Common Stock for $1.00 per share.  Holdings, an affiliate of Aequitas, now owns 7,910,092 shares of Class B Common Stock, which equates to 94% of the voting shares of the Company.  On September 29, 2011, the Company entered into a $3 million Business Loan Agreement and Promissory Note (“Business Loan”) with Aequitas Commercial Finance, LLC (“ACF”), an affiliate of Aequitas, which expires on December 31, 2012.  At September 30, 2011, the Company had taken an initial advance on the Business Loan of $1,631,000.  Should the equity infusion and the Business Loan be insufficient to meet the Company’s liquidity needs over the next year or until such time as the Company has positive cash flow, Holdings has advised the Company that it is prepared to provide additional liquidity, either in the form of an additional equity infusion or an additional line of credit.

2.  Summary of Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Moore and Vitality, and its 99% owned subsidiary, CP Technologies LLC. All intercompany transactions have been eliminated.

Reclassifications and restatements:

On March 31, 2010, at the annual meeting of the shareholders, the Company's shareholders voted to amend the Company’s Amended and Restated Articles of Incorporation, as amended (the “First Restated Articles”), to effect a reverse stock split (the “Reverse Stock Split”) of the Company's Common Stock. Pursuant to the Reverse Stock Split, each ten shares of Common Stock held by a shareholder immediately prior to the Reverse Stock Split were combined and reclassified as one share of fully paid and nonassessable Common Stock.  The consolidated financial statements have been retroactively restated to reflect share and per share data related to such Reverse Stock Split for all periods presented.

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

Concentration of credit risk:

Loans receivable — Loans receivable are with consumers who may be affected by the current economic environment.  The Company believes it has adequately provided for potential credit losses.  The Company has no loans receivable outstanding at September 30, 2011.

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

Accounts receivable:

Accounts receivable are recorded net of an allowance for doubtful accounts.  The Company makes ongoing estimates of the collectability of accounts receivable and maintains an allowance for estimated losses.  The allowance for doubtful accounts was $0 at September 30, 2011.

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

As of September 30, 2011 and December 31, 2010, there were no loan receivable balances outstanding, although the Company was servicing $61,000 and $81,000 of loans receivable, respectively, which have been sold to an affiliate.

Property and equipment:

Property and equipment is comprised of servicing software and computer equipment, which are stated at original estimated fair value, and office equipment and leasehold improvements, which are stated at cost, net of accumulated amortization and depreciation.  Additionally, the Company has construction in progress for capitalizable software.  Internal and external costs incurred to develop internal use computer software during the application development stage are capitalized in accordance with ASC 350.  Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives of the assets beginning at the time the asset is placed in service. The estimated useful life of the software and the software licenses is three years, the estimated useful life of the office furniture is five years and the estimated useful life of used computer equipment is two years.  Leasehold improvements are amortized over the life of the lease which is five years.  The Company evaluates long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Other intangible assets:

Intangible assets acquired as part of the Vitality acquisition include loan processing software, a proprietary credit scoring algorithm and customer lists, which are being amortized over the estimated useful lives of 1.5 to 5 years.  Additionally the lender’s licenses are considered to have an indefinite life and are not subject to amortization.  See Note 3.

Amortization expense was $102,887 and $100,425 for the three months ended September 30, 2011 and 2010, respectively, and $308,662 and $291,425 for the nine months ended September 30, 2011 and 2010, respectively.

Goodwill

Goodwill is recorded at historical cost and is tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired.  We did not recognize impairment losses on goodwill for the three and nine months ended September 30, 2011.

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

Advertising expense:

Advertising costs are expensed in the period incurred and are included in selling, general and administrative expenses. Total advertising expense was $4,736 and $1,103 for the three months ended September 30, 2011 and 2010, respectively, and $18,549 and $12,176 for the nine months ended September 30, 2011 and 2010, respectively.

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

3.  Acquisition of Vitality Financial, Inc.

On July 30, 2010, the Company entered into an Agreement and Plan of Merger with Vitality pursuant to which Vitality became a wholly owned subsidiary of the Company.  Under the terms of the Merger Agreement, the stockholders of Vitality received, collectively, 97,500 shares of Series E Convertible Preferred Stock of the Company in consideration for all the outstanding stock of Vitality. See Note 9.

Vitality purchases consumer health care receivables from hospitals for patients’ uninsured portion of their hospital bill on a non-recourse basis.  Vitality has developed a proprietary credit scoring process to evaluate healthcare non-recourse loans prior to purchase.  As a result of the acquisition, the Company uses Vitality’s assembled workforce expertise, proprietary healthcare credit scoring system, and customer contacts to expand into the non-recourse financing market.

The goodwill of $13,335 arising from the acquisition consists primarily of the assembled workforce with non-recourse healthcare loan experience.

None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for Vitality and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Consideration
Series E Preferred Stock, 97,500 shares. See Note 9. (a)	$136,500
Fair value of total consideration transferred	$136,500

Recognized amount of identifiable assets acquired and liabilities assumed
Cash	$100,842
Loans receivable (b)	67,516
Prepaid expense	2,232
Equipment	4,600
Identifiable intangible assets (c)	71,950
Financial liabilities	(123,975)
Total identifiable net assets	123,165
Goodwill	13,335
$136,500

(a)
The fair value of the 97,500 shares of Series E Preferred Stock issued as consideration for all of Vitality’s outstanding stock was determined on the basis of the closing market price of the Company’s Class A Common Stock on the most recent date with a market trade prior to the acquisition date, as the Series E Preferred Stock is convertible at the option of the holder into Class A Common Stock eighteen months after issuance and is mandatorily convertible into Class A Common Stock thirty six months after issuance, in each case at a defined conversion rate.  The conversion rate on the acquisition date was ten shares of Class A Common Stock for each share of Series E Preferred Stock. See Note 9.

(b)	The gross loan balances due under the contracts are $70,716, of which $3,200 is expected to be uncollectible.

(c)
Identifiable intangible assets include a software program to manage the loans receivable ($7,250), proprietary credit scoring algorithm for evaluating non-recourse loans ($20,000), customer lists ($34,700) and lenders licenses ($10,000).

The amounts of Vitality’s revenue and losses included in the Company’s consolidated statements of operations for the nine months ended September 30, 2011 and 2010 and the revenue and losses of the combined entity had the acquisition date been January 1, 2010 are:

	Revenue	Losses
Actual from January 1, 2011 through September 30, 2011	$2,405	$(90,003)
Actual from January 1, 2010 through September 30, 2010	$5,426	$(37,577)
Supplemental pro forma from January 1, 2010 through September 30, 2010	$4,464,717	$(1,604,823)

4.  Related Party Note Receivable

On April 15, 2010, the Company sold 200,000 shares of Series D Convertible Preferred Stock (“Series D Preferred”) to Aequitas CarePayment Founders Fund, LLC (“Founders Fund”) for a purchase price of $10.00 per share.  The Company received a promissory note from Founders Fund for $2,000,000 which bears interest at 5% per annum and was due April 15, 2011. See Notes 8 and 9.  The note was repaid on September 3, 2010.

5.  Property and Equipment

A summary of the Company's property and equipment as of September 30, 2011 and December 31, 2010 is as follows:

	2011	2010
Servicing software	$507,200	$507,200
Office furniture and equipment	46,967	4,600
Leasehold improvements	195,548	--
Assets not yet in service – software	464,643	129,985
Total fixed assets	1,214,358	641,785
Accumulated depreciation and amortization	(328,289)	(168,825)
Property and equipment, net	$886,069	$472,960

Depreciation and amortization expense was $54,885 and $42,650 for the three months ended September 30, 2011 and 2010, respectively, and $159,464 and $125,983 for the nine months ended September 30, 2011 and 2010, respectively.

6.  Line of Credit

On September 29, 2011, the Company entered into a $3 million Business Loan Agreement and Promissory Note (“Business Loan”) with ACF, an affiliate of Aequitas; the principal balance outstanding and all accrued but unpaid interest is due and payable on December 31, 2012 and is collateralized by substantially all the Company’s assets.  Interest on the Business Loan is 11% per annum payable monthly.  At September 30, 2011, the Company had taken an initial advance on the line of $1,631,000.

7.  Notes Payable

A summary of the Company's note payable as of September 30, 2011 and December 31, 2010 is as follows:

	2011	2010
MH Financial Loan Participants	$577,743	$577,743
Current maturities	(577,743)	(577,743)
Notes payable, less current maturities	$--	$--

On June 27, 2008, the Company refinanced a promissory note payable to MH Financial by issuing a note payable (the “MH Note”) in the amount of $977,743.  On December 31, 2009, the Company was granted a note extension to December 31, 2011, at which time all unpaid interest and principal are due.  In addition, the interest rate on the principal amount outstanding under the MH Note decreased from 20% to 8% per annum after the Company made total principal payments of $400,000 during 2010.  As of December 31, 2010, MH Financial was dissolved and it distributed its interest in the MH Note to its members.  Each of the members has designated Aequitas as its agent to perform the obligations of the loan originator. The MH Note continues to be secured by substantially all of the assets of the Company.  Interest expense was $11,650 and $5,577 for the three months ended September 30, 2011 and 2010, respectively, and $34,570 and $128,849 for the nine months ended September 30, 2011 and 2010, respectively.

On December 31, 2008, the Company entered into a multiple advance promissory note payable to Aequitas.  In February 2010, the Company repaid $200,000 on the promissory note payable to Aequitas and in June 2010, the Company repaid the remaining balance of $94,190.  Interest expense was $3,349 and $14,045 for the three and nine months ended September 30, 2010, respectively.

On January 15, 2010, CarePayment entered into agreements pursuant to which it could borrow up to a maximum of $500,000 from Aequitas Commercial Finance, LLC (“ACF”), an affiliate of Aequitas.  The Company was advanced $31,000 on January 14, 2010, which was repaid on February 12, 2010.  As of September 30, 2010, there are no outstanding advances under these agreements with ACF.  These agreements expired on March 31, 2010.  Interest expense for the three and nine months ended September 30, 2010 was $0 and $196, respectively.

8.  Mandatorily Redeemable Convertible Preferred Stock

On December 30, 2009, the Company issued 1,000,000 shares of Series D Preferred in connection with the transactions described in Note 1.  On April 15, 2010, the Company sold 200,000 shares of Series D Preferred to Founders Fund for a purchase price of $10.00 per share pursuant to a note receivable in the original principal amount of $2,000,000 and, for no additional consideration, the Company issued a warrant to Founders Fund to purchase up to 1,200,000 shares of the Company's Class A Common Stock at an exercise price of $0.001 per share. See Notes 4 and 9.

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

The fair value of the Series D Preferred was determined using a dividend discount model assuming a 9% discount rate and that the cumulative dividends of $0.50 per share will be accrued and received at the mandatory redemption date (Level 3 inputs in the fair value hierarchy). The resulting fair value of the 1,000,000 shares of Series D Preferred issued on December 30, 2009 was $8,805,140.  As of April 1, 2010, the Company amended the Certificate of Designation for Series D Preferred such that the Series D Preferred is convertible into Class A Common Stock. See Note 9.  The intrinsic value of the beneficial conversion feature resulting from this amendment is $23,052,396; since the intrinsic value of the beneficial conversion feature is greater than the fair value determined at issuance plus the accretion as of April 1, 2010, the amount of the discount assigned to the beneficial conversion was the fair value of the Series D Preferred on April 1, 2010 of $8,896,486.

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

The difference between the fair value of the Series D Preferred and the redemption value of $12,000,000 will be accreted to interest expense over the period to redemption in January 2013 using the level yield method.  The carrying value at September 30, 2011 is $1,315,783.

9.  Shareholders’ Equity

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

Stock Warrants:

As of September 30, 2011, the Company had warrants outstanding to purchase 3,750 shares of Class A Common Stock which are exercisable as follows:

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

On March 31, 2011, Company entered into a Subscription Agreement with Holdings pursuant to which Holdings purchased 1,500,000 shares of the Company's Class B Common Stock at $1.00 per share for aggregate consideration of $1,500,000.

10.  Loss Reimbursement

The Servicing Agreement with CarePayment, LLC provides for CarePayment, LLC to pay additional  compensation equal to the Company’s actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010.  This additional compensation was intended to reimburse the Company for transition costs that were not specifically identifiable.  For the three and nine months ended September 30, 2010, the Company recorded a loss reimbursement of $368,541 and $1,241,912, respectively, as other income.

11.  Earnings (Loss) per Common Share

The shares used in the computation of the Company’s basic and diluted loss per common share are reconciled as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2011	2010	2011	2010
Weighted average basic common shares outstanding	10,600,879	7,900,708	10,106,374	5,704,951
Dilutive effect of convertible preferred stock (a) (b)	--	--	--	--
Dilutive effect of warrants (a) (b)	--	--	--	--
Dilutive effect of employee stock options (a) (b)	--	--	--	--
Weighted average diluted common shares outstanding (a) (b)	10,600,879	7,900,708	10,106,374	5,704,951
________________

(a)   Common stock equivalents outstanding for the three and nine months ended September 30, 2011 excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method are:  warrants to purchase 3,750 shares of Class A Common Stock, 1,200,000 shares of Series D Preferred Stock and 97,500 shares of Series E Preferred Stock convertible into shares of Class A Common Stock based on the conversion calculation described in Note 9, and stock options to purchase 897,950 shares of Class A Common Stock.

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

12.  Employee Benefit Plans

Stock Incentive Plan

In February 2010, the Company adopted the 2010 Stock Option Plan (the "Plan") pursuant to which the Company may grant restricted stock and stock options for the benefit of selected employees and directors.  The Plan was amended in September 2010 to increase authorized grants up to a total of 1,000,000 shares of Class A Common Stock.  Grants are issued at prices equal to the estimated fair market value of the stock as defined in the plan on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant.  The Plan allows vesting based upon performance criteria; all current grants outstanding are time-based vesting instruments.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan).  The fair value of share based options granted is calculated using the Black-Scholes option pricing model.  The Company uses original issuance shares to satisfy share-based payments.  A total of 102,050 shares of Class A Common Stock remains reserved for issuance under the Plan at September 30, 2011.

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

A summary of option activity under the Plan during the nine months ended September 30, 2011 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	897,950	$0.19	9.1	$--
Forfeited	(84,910)	0.19
Exercised	--
Options outstanding at September 30, 2011	813,040	$0.19	8.4	$--
Options exercisable at September 30, 2011	543,173	$0.19	8.4	$--

The Company recorded compensation expense for the estimated fair value of options issued of $4,527 and $4,352 for the three months ended September 30, 2011 and 2010, respectively, and $13,583 and $26,781 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the Company had $9,441 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 0.7 years.

401(k) Savings Plan

Employees of the Company are eligible to participate in a 401(k) Savings Plan.  The Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation that employees contribute to the plan; the Company’s matching contributions vest immediately.  The Company recorded expense of $31,447 and $13,225 for the three months ended September 30, 2011 and 2010, respectively, and $74,992 and $37,552 for the nine months ended September 30, 2011 and 2010, respectively.

13.  Commitments and Contingencies

Operating Leases:

The Company and its subsidiaries lease office space and personal property used in their operations from Aequitas, an affiliate.  Beginning in 2011, the Company and its subsidiary also lease space in San Francisco, California.  At September 30, 2011, the Company's aggregate future minimum payments for operating leases having initial or non-cancelable lease terms greater than one year are payable as follows:

Year	Required Minimum Payment
2011	$81,633
2012	$336,018
2013	$346,572
2014	$315,306
2015	$108,585
2016	$18,240

For the three and nine months ended September 30, 2011, the Company incurred rent expense of $88,925 and $243,464, respectively, and for the three and nine months ended September 30, 2010, rent expense was $56,059 and $168,176, respectively

Litigation:

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

14.  Fair Value Measures

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

Fair Value of Financial Instruments:

The carrying value of the Company's cash and cash equivalents, related party receivables, accounts payable and other accrued liabilities approximate their fair values due to the relatively short maturities of those instruments.

The fair value of the Company’s mandatorily redeemable convertible Series D Preferred issued on December 30, 2009 and April 15, 2010 was determined using a dividend discount model; for the April 15, 2010 sale of the Series D Preferred, the proceeds from the sale were allocated to the debt and attached warrant based on the relative fair values of each instrument at the time of issuance; the intrinsic value of the beneficial conversion feature was computed and recorded as a discount to the Series D Preferred and Additional Paid-In Capital.  The assumptions used in the fair value calculation at December 31, 2010 would be the same at September 30, 2011.  The difference between the fair value at issue date and the redemption value is being accreted into expense over the period to redemption in January 2013 using the level yield method.  The fair value of the Series D Preferred at September 30, 2011 is $12,295,000 based on a discounted cash flow model.

The fair value of the notes payable and the line of credit was calculated using our estimated borrowing rates for similar types of borrowing arrangements for the periods ended September 30, 2011 and December 31, 2010.  The Company’s estimated borrowing rates has not changed; therefore, the carrying amounts reflected in the consolidated balance sheets for notes payable approximate fair value.

15.  Related-Party Transactions

Effective January 1, 2010, Aequitas began providing CP Technologies certain management support services such as accounting, financial, human resources and information technology services, under the terms of the Administrative Services Agreement dated December 31, 2009.  The total fee for the services was approximately $65,100 per month for 2010.  For 2011, the fee is $46,200 per month based upon reduced services to be provided in 2011.  Both parties may change the services (including terminating a particular service) upon 180 days prior written notice to the other party, and the Administrative Services Agreement is terminable by either party on 180 days notice.  The Company paid fees under the Administrative Services Agreement to Aequitas of $138,576 and $195,300 for the three months ended September 30, 2011 and 2010, respectively, and $415,728 and $585,900 for the nine months ended September 30, 2011 and 2010, respectively, which are included in sales, general and administrative expense.

Under the terms of the Sublease dated December 31, 2009 between CP Technologies and Aequitas, CP Technologies leases certain office space and personal property from Aequitas.  The rent for the real property was $12,424 per month in 2010, and increases by 3% each year beginning January 1, 2011; the rent for 2011 is $13,115 per month.  The rent for the personal property was $6,262 per month in 2010 and is $6,116 per month in 2011, and CP Technologies also pays all personal property taxes related to the personal property it uses under the Sublease.  The Company paid fees under the Sublease to Aequitas of $57,693 and $56,059 for the three months ended September 30, 2011 and 2010, respectively, and $173,079 and $168,176 for the nine months ended September 30, 2011 and 2010, respectively, which are included in sales, general and administrative expense.

Effective on December 31, 2009, the Company and Aequitas entered into an amended and restated Advisory Agreement (“Advisory Agreement”).  Under the terms of the Advisory Agreement, Aequitas provides services to the Company relating to strategy development, strategic planning, marketing, corporate development and such other advisory services as the Company reasonably requests from time to time.  The Company pays Aequitas a monthly fee of $15,000 for such services.  In addition, Aequitas will receive a success fee in the event of certain transactions entered into by the Company.  The Company paid fees under the Advisory Agreement to Aequitas of $45,000 for the three months ended September 30, 2011 and 2010 and $135,000 for the nine months ended September 30, 2011 and 2010 which are included in sales, general and administrative expense.  Additionally, the Company paid Aequitas $50,000 for legal compliance work performed by Aequitas’ in-house legal team for the nine months ended September 30, 2011 and a $50,000 success fee related to the Vitality acquisition for the three and nine months ended September 30, 2010. See Note 3.

Effective December 31, 2009, a Royalty Agreement was entered into between CP Technologies and Aequitas, whereby CP Technologies pays Aequitas a royalty based on new products (the "Products") developed by CP Technologies or its affiliates or co-developed by CP Technologies or its affiliates and Aequitas or its affiliates and that are based on or use the Software.  The royalty is equal to (i) 1.0% of the net revenue received by CP Technologies or its affiliates and generated by the Products that utilize funding provided by Aequitas or its affiliates, and (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by CP Technologies or its affiliates that do not utilize such funding.  The Royalty Agreement was amended effective June 29, 2011 whereby Aequitas agreed to pay a total of $500,000 to CP Technologies by June 30, 2011 for improvements to the existing CarePayment® program platform to accommodate additional portfolio management capability and efficiency.  No fees were paid under the Royalty Agreement to Aequitas in 2011 or 2010; the Company recorded consulting revenue of $500,000 received from Aequitas under the amendment to the Royalty Agreement for the nine months ended September 30, 2011.

Beginning January 1, 2010, the Company recognized revenue in conjunction with the Servicing Agreement with CarePayment, LLC.  CarePayment, LLC pays the Company a servicing fee based on the total funded receivables being serviced, an origination fee on newly generated funded receivables, and a “back-end fee” based on  CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company received fee revenue under this agreement of $1,550,424 and $4,678,777 for the three and nine months ended September 30, 2011, respectively, and $1,576,695 and $4,415,940 for the three and nine months ended September 30, 2010, respectively.  Additionally the Company recorded implementation revenue of $30,000 and $110,000 for implementation services provided to CarePayment, LLC for the three and nine months ended September 30, 2011, respectively, and $30,000 for the three and nine months ended September 30, 2010.  The Company also recorded revenue of $730 and $2,405 for the three and nine months ended September 30, 2011, respectively, for servicing non-recourse receivables for an affiliate of Aequitas.

CarePayment, LLC also paid the Company additional compensation equal to the Company’s actual monthly losses for the two quarter of 2010. See Note 10.  The Company received $1,241,912 for the nine months ended September 30, 2010.

The Company issued a note payable to MH Financial, as described in Note 7.  The Company recorded interest expense on the note payable of $11,650 and $5,577 for the three months ended September 30, 2011 and 2010, respectively, and $34,570 and $128,849 for the nine months ended September 30, 2011 and 2010, respectively.  The Company recorded interest expense on a note payable to Aequitas of $14,045 for the nine months ended September 30, 2010; the note was repaid in June 2010.

The Company paid $0 and $196 of interest expense to Aequitas Commercial Finance, LLC, an affiliate of Aequitas, for the three and nine months ended September 30, 2010.

The Company had a receivable of $382,605 and $28,616 due from CarePayment, LLC for servicing fees as of September 30, 2011 and December 31, 2010, respectively, and $1,328 due from an Aequitas affiliate for servicing fees as of September 30, 2011.  The Company had accrued interest payable of $457,780 and $423,210 as of September 30, 2011 and December 31, 2010, respectively, payable to former members of MH Financial who received interests in the MH Note in connection with the dissolution of MH Financial. See Note 7.  At September 30, 2011, the Company had a $1,631,000 advance on its Business Loan with ACF, an Aequitas Affiliate. See Note 6. Additionally, the Company has an advance payment from CarePayment, LLC in the amount of $43,139 and $47,442 and a deposit $0 and $19,987 on the purchase of loans receivable from an Aequitas affiliate as of September 30, 2011 and December 31, 2010, respectively, both of which are recorded as related party liabilities in the consolidated financial statements.

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

On July 30, 2010, we completed our acquisition of Vitality Financial, Inc., a Delaware corporation ("Vitality"), pursuant to an Agreement and Plan of Merger (the "Vitality Acquisition").  Vitality, headquartered in San Francisco, California, purchases consumer health care receivables on a non-recourse basis.  As of December 31, 2010, Vitality sells these receivables to an affiliate.  Vitality has developed a proprietary healthcare credit score process to evaluate non-recourse loans prior to purchase.  Upon credit approval, customers are offered a pre-approved line of credit.  When the customer accepts the terms of the line of credit, the Vitality purchases the customer’s hospital receivable balance at a discount and then sells the receivable to an affiliate.  Interest rates charged the consumer on these loans are generally less than traditional credit card rates.

In connection with the Vitality Acquisition, we issued 97,500 shares of our Series E Convertible Preferred Stock to certain of Vitality's former stockholders as consideration for the Vitality Acquisition.  CP Technologies entered into employment agreements with two former executives of Vitality.

Other

Currently, shares of our Class A Common Stock trade on the OTC Pink, an over-the-counter market, under the symbol CPYT. Our shares of Class A Common Stock were registered under Section 12(g) of the Securities Exchange Act of 1934 effective October 4, 2011.

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

THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenue:

As of January 1, 2010, the Company began recognizing revenue in conjunction with the Servicing Agreement with its affiliate, CarePayment, LLC.  CarePayment, LLC pays the Company a servicing fee equal to 5%  annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back-end fee” based on 25% of CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company recorded fee revenues in conjunction with the servicing contract of $1,550,424 and $1,576,695 for the three months ended September 30, 2011 and September 30, 2010, respectively, which were comprised of $499,828 of servicing fees, $1,050,596 of origination fees and no “back-end fees” for the three months ended September 30, 2011 and $487,490 of servicing fees and $1,089,205 of origination fees and no “back-end fees” for the three months ended September 30, 2010.  Additionally, for the three months ended September 30, 2011 and 2010, the Company recorded implementation revenue of $30,000 for implementation services provided to CarePayment, LLC.  The Company also recorded revenue of $730 for the three months ended September 30, 2011 for servicing non-recourse receivables for an affiliate of Aequitas.  For the three months ended September 30, 2011, service fees increased $12,338 and origination fees decreased $38,609 over the same period in 2010.

Cost of Revenue:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing billing, collection and payment processing servicing, and the amortization of the servicing rights and servicing software.  For the three months ended September 30, 2011, the total cost of revenue was $1,195,614 as compared to $1,337,510 for the three months ended September 30, 2010 which was an 11% decrease over the same period in 2010.  Cost of revenue for the three months ended September 30, 2011 was comprised of compensation expense of $364,748, outsourced processing and collections services of $677,791, amortization expense of $139,946 and other expense of $13,130.  For the three months ended September 30, 2010, cost of revenue was comprised of compensation expense of $318,445, outsourced processing and collections services of $844,837, and amortization expense of $139,220 and other expense of $35,008.  Outsourced services from four primary vendors include hosting and maintenance of cardholder accounts including all customer transaction processing, collection and mailing services, card processing and customer service administration.  The $141,896 decrease in the cost of revenue for the three months ended September 30, 2011 over the same period in 2010 is primarily related to a $167,046 decrease in the cost of outsourced services which decreased 20% primarily related to renegotiation of vendor contracts in 2011 and process improvements.

Operating Expenses:

Operating expenses for the three months ended September 30, 2011 were $1,699,140 as compared to $1,132,807 for the same period in 2010, an increase of $566,333.

Operating expenses for the three months ended September 30, 2011 were comprised of the following:  sales and marketing expense of approximately $250,000, legal, consulting and other professional fees of approximately $80,000, compensation of $572,000, related party agreements with Aequitas for rent of $58,000, accounting and administrative services of $139,000, advisory services of $45,000, travel and entertainment of $172,000, non-capitalizable software development and network expense of $349,000, and general office expense of approximately $34,000.

Operating expenses for the three months ended September 30, 2010 were comprised of the following:  sales and marketing expense of approximately $344,000, legal, consulting and other professional fees of approximately $140,000, compensation of approximately $143,000, related party agreements with Aequitas for rent of $56,000, accounting and administrative services of $195,000, advisory services of $95,000, travel and entertainment of $123,000 and general office expense of approximately $37,000.

The increases in operating expenses in 2011 over 2010 were comprised primarily of an increase in compensation expense of $429,000 and an increase in non-capitalizable software and network costs of $349,000 offset in part by decreases in sales and marketing and related travel expense of $49,000, related party service agreement of $104,000 and legal and professional fees of $60,000.

The $429,000 increase in compensation was the result of $213,000 of severance accruals for the departure of two officers with the remaining increase relating primarily to a headcount increase of nine, including the addition of two officers as part of the Vitality acquisition.  The $349,000 increase in technology costs were primarily for network hosting and subscription services to establish on-line portals in which client hospitals are able to manage their patient self-pay receivables, and patients can manage their individual accounts.

Interest Expense:

Interest expense of $115,359 and $78,321 for the three months ended September 30, 2011 and September 30, 2010, respectively, includes $103,709 and $72,744 of the accreted discount for the three months ended September 30, 2011 and September 30, 2010, respectively, on the Series D Preferred; see Note 8 to the Condensed Consolidated Financial Statements (Unaudited) contained in this Report.  The interest rate on the MH Note decreased from 20% during the three months ended September 30, 2010 to 8% per annum for the three months ended September 30, 2011 as discussed in Note 7 to the Condensed Consolidated Financial Statements (Unaudited) contained in this Report.

Net Loss:

Net loss for the three months ended September 30, 2011 was $1,431,332,  a $512,362 increase over the net loss of $918,970 for the three months ended September 30, 2010.  As discussed above the primary factors in this increased loss are headcount adds and technology costs.

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenue:

As of January 1, 2010, the Company began recognizing revenue in conjunction with the Servicing Agreement with its affiliate, CarePayment, LLC.  CarePayment, LLC pays the Company a servicing fee equal to 5%  annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back-end fee” based on 25% of CarePayment, LLC’s quarterly net income, adjusted for certain items.  The Company recorded fee revenues in conjunction with the servicing contract of $4,678,777 and $4,415,940 for the nine months ended September 30, 2011 and September 30, 2010, respectively, which were comprised of $1,425,537 of servicing fees, $3,253,240 of origination fees and no “back-end fees” for the nine months ended September 30, 2011 and $1,329,836 of servicing fees and $3,086,104 of origination fees and no “back-end fees” for the nine months ended September 30, 2010.  Additionally, for the nine months ended September 30, 2011 and 2010, the Company recorded implementation revenue of $110,000 and 30,000, respectively, for implementation services provided to CarePayment, LLC,  For the nine months ended September 30, 2011, the Company also recorded $500,000 of consulting revenue from Aequitas under the amendment to the Royalty Agreement for improvements to the existing CarePayment program platform to accommodate additional portfolio management capability and efficiency.  The Company also recorded revenue of $2,405 for the nine months ended September 30, 2011 for servicing non-recourse receivables for an affiliate of Aequitas.

Cost of Revenue:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing billing, collection and payment processing servicing, and the amortization of the servicing rights and servicing software.  For the nine months ended September 30, 2011, the total cost of revenue increased by $26,005 to $3,605,157 as compared to $3,579,152 for the nine months ended September 30, 2010.  Cost of revenue for the nine months ended September 30, 2011 was comprised of compensation expense of $1,022,615, outsourced processing and collections services of $2,079,320, amortization expense of $419,838 and other expense of $83,384.  For the nine months ended September 30, 2010, cost of revenue was comprised of compensation expense of $914,704, outsourced processing and collections services of $2,155,314, amortization expense of $413,353 and $95,581 of other expense.  Outsourced services from four primary vendors include hosting and maintenance of cardholder accounts including all customer transaction processing, collection and mailing services, card processing and customer service administration.  The cost of revenue increased by $26,000 for the nine month period ended September 30, 2011 as compare to the same period in 2010.  This increase is comprised primarily of a $108,000 increase in compensation resulting from adding servicing head count of 4 employees over same period in 2010, offset by a decrease of $76,000 related to outsourced services resulting from renegotiated vendor contracts and process improvements.

Operating Expenses:

Operating expenses for the nine months ended September 30, 2011 were $4,568,849 as compared to $3,074,658 for the same period in 2010, an increase of $1,494,191.

Operating expenses for the nine months ended September 30, 2011 were comprised of the following:  sales and marketing expense of approximately $861,000, legal, consulting and other professional fees of approximately $380,000, compensation of approximately $1,153,000, related party agreements with Aequitas for rent of $173,000, accounting and administrative services of $416,000, advisory services of $135,000, travel and entertainment of $464,000, non-capitalizable software development and network expense of $799,000, office rent of $67,000, and general office expense of approximately $121,000.

Operating expenses for the nine months ended September 30, 2010 were comprised of the following:  sales and marketing expense of approximately $902,000, legal, consulting and other professional fees of approximately $455,000, compensation of approximately $390,000, related party agreements with Aequitas for rent of $168,000, accounting and administrative services of $586,000, advisory services of $185,000, travel and entertainment of $294,000 and general office expense of approximately $95,000.

The increase in operating expenses in 2011 over 2010 were comprised primarily of increases in compensation of $763,000, non-capitalizable software and network costs of $799,000, travel and entertainment expense of $170,000, and additional rent and office expense of $128,000 for the San Francisco office opened in February 2011. The increases in operating expenses were offset in part by decreases in the related party management services agreement of $215,000 and professional services, travel and office expense of $23,000.

The $763,000 increase in compensation was the result of $213,000 of severance accruals for the departure of two officers with the remaining increase relating primarily to a headcount increase of six, including the addition of two officers as part of the Vitality acquisition.  The $799,000 increase in technology costs were primarily for network hosting and subscription services to establish on-line portals in which client hospitals are able to manage their patient self-pay receivables, and patients can manage their individual accounts.

Interest Expense:

Interest expense of $316,898 and $363,611 for the nine months ended September 30, 2011 and September 30, 2010, respectively, includes $282,328 and $220,521 of the accreted discount for the nine months ended September 30, 2011 and September 30, 2010, respectively, on the Series D Preferred; see Note 8 to the Condensed Consolidated Financial Statements (Unaudited) contained in this Report.  The interest rate on the MH Note decreased from 20% during the nine months ended September 30, 2010 to 8% per annum for the nine months ended September 30, 2011 as discussed in Note 7 to the Condensed Consolidated Financial Statements (Unaudited) contained in this Report.  Additionally, the average balance outstanding under the MH Note during the nine months ended September 30, 2011 declined approximately $300,000 from the same period in the prior year.

Net Loss:

Net loss for the nine months ended September 30, 2011 was $3,213,070.  The net loss was $1,287,511 for the nine months ended September 30, 2010, as the result of the loss reimbursement agreement whereby CarePayment, LLC reimbursed the Company for its losses of $1,241,912 for the nine months ended September 30, 2010, which is recorded as other income.  This additional compensation was intended to reimburse the Company for transition costs that were not specifically identifiable.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, the Company had $226,857 of cash and cash equivalents as compared to $555,975 at December 31, 2010.  Cash of $2,887,545 was used in operating activities during the nine month period ended September 30, 2011 compared to $45,496 in the same period in 2010.  Cash used in operating activities during the nine month period ended September 30, 2011 included a net loss of $3,213,070 and the net use of cash for operating assets and liabilities of $438,512, offset by non-cash activity of $764,037.  The non-cash activity, comprised of depreciation, amortization and accretion of preferred stock discount for the nine months ended September 30, 2010 was $664,710.  The net change in operating assets in 2011 of $438,512 is primarily attributable to increases in related party receivables.  The use of cash and the increase in the use of cash in 2011 over the same period in 2010 is primarily related to the loss in 2011.

For the nine months ended September 30, 2011, the Company used $572,573 for investing activities compared to $87,167 of cash provided by investing activities for the same period in 2010.  For the nine months ended September 30, 2011, cash was used for the purchase of office furniture and equipment for the San Francisco office which opened in February 2011 and capitalized software additions.  Cash provided for the same period in 2010 related to the acquisition of Vitality Financial, Inc. in July 2010.

For the nine months ended September 30, 2011, the sale of 1,500,000 shares of Class B Common Stock to Aequitas Holdings, LLC (“Holdings”) for $1,500,000 and a $1,631,000 draw on the line of credit with Aequitas Commercial Finance, LLC (“ACF”), provided cash from financing activities of $3,131,000 as compared to $1,371,170 of cash received during the same period in 2010 relating to the collection of a $2,000,000 receivable reduced by $694,190 of payments on debt.

Substantially all of the Company’s revenue and cash receipts are generated from the servicing agreement with CarePayment, LLC.  Origination and servicing revenues are generated based upon the volume of receivables that CarePayment, LLC or its affiliates purchase.

During 2010 and the first nine months in 2011, the Company added headcount, trained staff and hired a software development firm to develop additional systems to manage the servicing operation in preparation for the projected receivables volume increases.  New volume from existing CarePayment, LLC’s customers has been on schedule, but servicing volumes from new CarePayment, LLC customers continue to be less than projected.  Although the Company expects the fourth quarter 2011 volume of serviced receivables will increase over the third quarter of 2011, the Company expects it will use cash for operations during the fourth quarter of 2011.

On March 31, 2011, Holdings purchased an additional 1.5 million shares of the Company’s Class B Common Stock for $1.00 per share.  Holdings now owns 7,910,092 shares of Class B Common Stock, which equates to 94% of the voting shares of the Company.  On September 29, 2011, the Company entered into a $3 million Business Loan Agreement and Promissory Note (“Business Loan”) with Aequitas Commercial Finance, LLC (“ACF”), an affiliate of Aequitas, which expires on December 31, 2012.  At September 30, 2011, the Company had taken an initial advance on the Business Loan of $1,631,000.  Should the equity infusion and the Business Loan be insufficient to meet the Company’s liquidity needs over the next year or until such time as the Company has positive cash flow, Holdings has advised the Company that it is prepared to provide additional liquidity, either in the form of an additional equity infusion or an additional line of credit.

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

The Company’s President and Chief Financial Officer, after evaluating the effectiveness of its “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of September 30, 2011, the Company’s disclosure controls and procedures were not effective due to the existence of a material weakness in its internal control over financial reporting, as discussed below.

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

Plan for Remediation of Material Weaknesses

The Company restarted operations on January 1, 2010 and has not had sufficient time or financial resources to design and implement adequate disclosure controls and procedures.  The Company is in the process of doing so, and anticipates that it will complete these activities during  2011.  Specifically, during 2011, the Company plans to expand its Board of Directors and formally document corporate governance policies and processes.

Changes in Internal Controls over Financial Reporting

There were no changes to the Company’s internal controls over financial reporting during the three months ended September 30, 2011.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011 is incorporated herein by reference.

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

CAREPAYMENT TECHNOLOGIES, INC.
Dated: November 8, 2011	(Registrant)

/s/ PATRICIA J. BROWN
Patricia J. Brown
Chief Financial Officer (Principal Financial and Accounting Officer)