Form 10-K
period 2011-12-31
CarePayment Technologies, Inc.
filed 2012-03-30
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered under Section 12(g) of the Exchange Act: Class A Common Stock, no par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of December 31, 2011, was approximately $141,912 based upon the last sale price reported for such date on the Nasdaq OTC Market.

As of March 30, 2012 the following shares of the issuer’s Capital Stock were outstanding:

Class A Common Stock	2,654,968
Class B Common Stock	8,010,092
Series D Preferred Stock	1,200,000
Series E Preferred Stock	94,326

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

Item 1.  Business

Overview

CarePayment Technologies, Inc. ("we", "us", "our" or the "Company") was incorporated as an Oregon corporation in 1991. Unless otherwise indicated, all references in this Report to the Company includes our 99% owned subsidiary, CP Technologies LLC ("CP Technologies"), which was organized as an Oregon limited liability company in 2009. The remaining 1% of CP Technologies is owned by Aequitas Capital Management, Inc. ("Aequitas") and CarePayment, LLC, each of which are affiliates of ours. (For additional information, see "Formation of CP Technologies" below in this Item 1.)

Beginning in January 2010, we commenced operating a receivables servicing business through CP Technologies. Although we intend to grow our business to include servicing accounts receivable on behalf of other parties and in other industries, we currently service only healthcare accounts receivable and are dependent on a single customer, CarePayment, LLC.

CarePayment, LLC, or one of its affiliates, purchases from hospitals the portion of their accounts receivable that are due directly from patients. We then administer, service, and collect those accounts receivable on behalf of CarePayment, LLC for a fee. In 2011, we generated revenues of $6,100,143 in fees from our servicing activities on behalf of CarePayment, LLC.

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

Our affiliate, CarePayment, LLC, offers health care providers a receivables servicing alternative. CarePayment, LLC, either alone or through an affiliate, purchases from healthcare providers the balance of their accounts receivable that are due directly from patients. A patient whose healthcare receivable is acquired by CarePayment, LLC is offered the CarePayment® program with a loyalty card and a line of credit and, if they accept the terms of the offer, becomes a CarePayment® customer. The patient's CarePayment® card has an initial outstanding balance equal to the account receivable CarePayment, LLC purchased from the healthcare provider. Balances due on the CarePayment® customer card are generally payable over up to 25 months with no interest.

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

Government Regulation

Through CP Technologies, we contract with various vendors to issue the CarePayment® customer cards, send customer statements, accept payments and transmit transaction history back to us. Since CP Technologies is responsible for CarePayment® program compliance with various laws and regulations relating to consumer credit, these vendors are selected, in part, for their specific expertise in such areas.

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

Federal, state and local consumer protection, privacy and related laws extensively regulate the relationship between receivable servicers and debtors. Significant federal laws and regulations applicable to our business may include the following:

•	Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, this act established the Consumer Financial Protection Bureau (“CFPB”), a new consumer protection regulator tasked with regulating consumer financial services and products. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that will regulate consumer finance businesses, including ours. Additionally, the CFPB has broad enforcement authority and the authority to prevent “unfair, deceptive or abusive” practices.

•	The Equal Credit Opportunity Act. This act prohibits creditors from discriminating against credit applicants and customers on a variety of factors, including race, color, sex, age, or marital status. Pursuant to the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for being denied. In addition, any of the credit scoring systems we use during the application process or other processes must comply with the requirements for such systems under the Equal Credit Opportunity Act.

•	The Financial Privacy Rule. Promulgated under the Gramm-Leach-Bliley Act, this rule requires that financial institutions, including collection agencies, develop policies to protect the privacy of consumers’ private financial information and provide notices to consumers advising them of their privacy policies. This rule is enforced by the Federal Trade Commission, which has retained exclusive jurisdiction over enforcement of it. Consumers do not have a private cause of action for violations of the Gramm-Leach-Bliley Act.

•	Electronic Funds Transfer Act. This act regulates the use of the Automated Clearing House ("ACH") system to make electronic funds transfers. All ACH transactions must comply with Federal Reserve Regulation E and the rules of the Electronic Payments Association, formerly the National Automated Check Clearing House Association ("NACHA"). This act, Regulation E and the NACHA regulations give the consumer, among other things, certain privacy rights with respect to the transactions, the right to stop payments on a pre-approved fund transfer, and the right to receive certain documentation of the transaction.

The Bank Secrecy Act and the US PATRIOT Act also apply to our business since all receivables are originated through an FDIC insured bank and therefore all servicing operations are undertaken as an agent of the bank and subject to banking compliance. Additionally, there are state and local statutes and regulations comparable to the above federal laws that affect our operations and court rulings in various jurisdictions also may impact our ability to collect receivables.

Although we are not a credit originator, the following laws which apply to credit originators affect our operations because receivables we service through CP Technologies were originated through credit transactions:

•	Truth in Lending Act
•	Fair Credit Billing Act
•	Retail Installment Sales Act

Patents and Intellectual Property

CP Technologies owns the CarePayment® proprietary accounting software system (the "Software"), which facilitates the efficient servicing of accounts receivable by merging transactions from various sources into a master database that is used to manage the servicing of accounts receivable. CP Technologies also owns the trademarks "CarePayment®" and "CarePayment.com", and the Internet domain name "CarePayment.com." We had no patents or patent applications pending as of the date of this Report.

We rely upon a combination of trademark, copyright and trade secret laws and contractual terms and conditions to protect our intellectual property rights. We also seek to control access to and distribution of our technology, documentation and other proprietary information.

Competition

The consumer receivables servicing industry is highly competitive and fragmented, and the market for servicing hospital patient receivables is particularly competitive. Currently, we only service receivables for an affiliated company. However, in our future efforts to service receivables for additional customers, we will face competition from a wide range of collection companies, financial service companies and technology companies that operate within the revenue and payment cycle markets. We may also compete with traditional contingency collection agencies and in-house recovery departments. Barriers to entry into the consumer receivables servicing industry are low and many of our potential competitors are significantly larger than us and have greater financial resources than we do.

Employees

On December 31, 2011, the Company's subsidiary, CP Technologies, entered into an Amended and Restated Administrative Services Agreement (the "Restated Administrative Services Agreement") with Aequitas Capital Management, Inc. (“Aequitas”). The Restated Administrative Services Agreement amends and restates in its entirety that certain Administrative Services Agreement dated December 31, 2009 between CP Technologies and Aequitas. Under the Restated Administrative Services Agreement, Aequitas provides CP Technologies with management support services such as accounting, human resources and information technology services (collectively, the "Management Services"). The total fee for the Management Services as of January 1, 2012 is approximately $56,200 per month, which fees will increase by 3% on January 1 of each year beginning on January 1, 2013 unless otherwise agreed by the parties. Either party may change the Management Services (including terminating a particular service) upon 180 days prior written notice to the other party, and the Restated Administrative Services Agreement is terminable by either party on 180 days notice.

Additionally, CP Technologies terminated all of its employees effective December 31, 2011 (the "Former CPT Employees") and each Former CPT Employee was hired by Aequitas. Pursuant to the Restated Administrative Services Agreement: (1) Aequitas loans each Former CPT Employee to CP Technologies for the purpose of providing services to CP Technologies, and (2) CP Technologies has the right to designate additional persons to be hired by Aequitas for the purpose of providing services to CP Technologies and to terminate the employment of any persons employed by Aequitas for the purpose of providing services to CP Technologies. CP Technologies is required by the Restated Administrative Services Agreement to reimburse Aequitas for the actual costs that Aequitas incurs to provide employees to CP Technologies.

(See Item 13 of this Report for additional information regarding the Restated Administrative Services Agreement.)

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

At the end of December 2009, we acquired the assets and rights that enabled us to begin building our current business. Before we acquired those assets and rights, they were owned by various entities affiliated with Aequitas. Aequitas, which is an investment management company, was performing the servicing function on behalf of CarePayment, LLC as an administrative process without dedicated management. We (including through our subsidiary, CP Technologies) hired management with the necessary operational expertise in our current business to develop a strategic plan to effectively utilize the acquired assets, develop processes, and provide supervision and staff training.

Formation of CP Technologies

Together with Aequitas and CarePayment, LLC, we formed CP Technologies in December 2009 to service health care accounts receivable. In addition to the other agreements described in this Item 1, the agreements related to the creation of CP Technologies included the following:

•	Contribution Agreement (the "Aequitas Contribution Agreement") dated December 30, 2009 between CP Technologies and Aequitas . Under the Aequitas Contribution Agreement, Aequitas, which controlled approximately 46% of our capital stock at the time, contributed the exclusive right to service and receive compensation and origination fees for all receivables owned and acquired in the future by CarePayment, LLC together with certain assets required to perform that service, including the Software. In exchange for that contribution, CP Technologies issued units representing a 28% ownership interest in CP Technologies to Aequitas.

•	Contribution Agreement (the "CarePayment Contribution Agreement") dated December 30, 2009 between CP Technologies and CarePayment, LLC. Under the CarePayment Contribution Agreement, CarePayment, LLC contributed the service marks CarePayment® and CarePayment.com and the Internet domain name "CarePayment.com" to CP Technologies. In exchange for that contribution, CP Technologies issued units representing a 22% ownership interest in CP Technologies to CarePayment, LLC. CP Technologies uses the CarePayment brand in the ordinary course of our business and in connection with providing services to our customers.

•	Contribution Agreement (the "Company Contribution Agreement") dated December 30, 2009 between CP Technologies and the Company. Under the Company Contribution Agreement, we contributed 1,000,000 shares of our Series D Preferred Stock (the "Series D Preferred") and 10-year warrants to purchase 6,510,092 shares of our Class B Common Stock at an exercise price of $0.01 per share (the "Class B Warrants") to CP Technologies. In exchange for that contribution, CP Technologies issued units representing a 50% ownership interest in CP Technologies to us. CP Technologies subsequently distributed the Series D Preferred and Class B Warrants to Aequitas and CarePayment, LLC in connection with redeeming all but one-half of one unit held by each of them in CP Technologies (see the descriptions of the Aequitas Redemption Agreement and the CarePayment Redemption Agreement below). As a result of those redemptions, we currently own 99% of CP Technologies and Aequitas and CarePayment, LLC each currently own 0.5% of CP Technologies. The Class B Warrants were exercised in full in April 2010.

•	Redemption Agreement dated December 31, 2009 between CP Technologies and Aequitas (the "Aequitas Redemption Agreement"). Under the Aequitas Redemption Agreement, CP Technologies redeemed all but half of one unit of CP Technologies held by Aequitas in CP Technologies in exchange for 600,000 shares of the Series D Preferred.

•	Redemption Agreement dated December 31, 2009 between CP Technologies and CarePayment (the "CarePayment Redemption Agreement"). Under the CarePayment Redemption Agreement, CP Technologies redeemed all but half of one unit of CP Technologies held by CarePayment, LLC in CP Technologies for 400,000 shares of the Series D Preferred and all of the Class B Warrants.

•	Royalty Agreement ("Royalty Agreement") dated December 31, 2009 between CP Technologies and Aequitas. Under the Royalty Agreement, CP Technologies pays Aequitas a royalty based on new products ("Products") developed by CP Technologies or co-developed by CP Technologies and Aequitas that are based on or use the Software. The royalty is calculated as either (i) 1.0% of the net revenue received by CP Technologies and generated by the Products that utilize funding provided by Aequitas or its affiliates or (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by CP Technologies that do not utilize such funding.

•	Trademark License Agreement ("Trademark License") dated December 31, 2009 between CP Technologies and Aequitas Holdings, LLC ("Aequitas Holdings"). Under the Trademark License, CP Technologies granted the non-exclusive use of the CarePayment name and service mark to Aequitas Holdings and its affiliates. Aequitas Holdings may also sublicense the use of the CarePayment name and trademark to its business partners that are involved in the marketing and sale of Aequitas Holdings’ products or joint products with those business partners.

•	Investor Rights Agreement ("Investor Rights Agreement") dated December 31, 2009 among the Company, Aequitas and CarePayment, LLC. Under the Investor Rights Agreement, we agreed that, as long as Aequitas and CarePayment, LLC (or their affiliates) own securities of the Company, we will pay all expenses incurred by Aequitas and CarePayment, LLC in connection with preparing and filing SEC reports or other documents related to us or any of our securities that Aequitas and CarePayment, LLC own. In addition, if we fail to redeem the Series D Preferred by January 31, 2013 in accordance with Section 4.1(b) of the Certificate of Designation for the Series D Preferred, (i) Aequitas or its assignee will have the right to exchange all of its shares of Series D Preferred for 55.5 units of CP Technologies, and (ii) CarePayment, LLC or its assignee will have the right to exchange all of its shares of Series D Preferred for 42.5 units of CP Technologies, which could result in Aequitas and CarePayment, LLC (or their assignees) together owning 99% of CP Technologies.

Corporate Structure and Relationship with Affiliates

As of March 30, 2012, Aequitas Holdings and its affiliates beneficially owned approximately 96% of our Class A common stock and controlled 97.0% of our voting rights on a fully diluted basis. Aequitas and CarePayment, LLC, the other members of CP Technologies, are affiliates of each other due to their common control by Aequitas Holdings. Aequitas is a wholly owned subsidiary of Aequitas Holdings. CarePayment, LLC is a wholly owned subsidiary of Aequitas Commercial Finance, LLC ("ACF"), which itself is a wholly owned subsidiary of Aequitas Holdings.

The following diagram depicts our current corporate structure and relationships with certain affiliates:

 We also own 100% of Moore Electronics, Inc, a non-operating subsidiary, and Vitality.

Three of our board members, Andrew N. MacRitchie, Brian A. Oliver, and William C. McCormick are affiliates of Aequitas.

Where You Can Find More Information

You may read and copy any document we file with the Securities and Exchange Commission (“SEC”) at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days from 10:00 a.m. to 3:00 p.m. You may obtain information on the operation of the SEC's Public Reference Room by calling (800) SEC-0330. You may also purchase copies of our SEC filings by writing to the SEC, Public Reference Section, 100 F Street, N.W., Washington, D.C. 20549. Our SEC filings are also available on the SEC's website at http://www.sec.gov.

Item 1A.  Risk Factors

The Company is subject to various risks that could have a material adverse effect on it, including without limitation the following:

We may not be able to redeem shares of our Series D Preferred as required by the Second Amended and Restated Certificate of Designation for the Series D Preferred and the Investor Rights Agreement.

In connection with the December 2009 transactions described in Item 1 under the heading “Formation of CP Technologies,” we issued a total of 1,000,000 shares of our Series D Preferred (the “2009 Series D Shares”) to Aequitas and CarePayment, LLC. Aequitas and CarePayment, LLC subsequently transferred the 2009 Series D Shares to Aequitas CarePayment Founders Fund, LLC (“Founders Fund”). On April 15, 2010, the Company sold an additional 200,000 of Series D Shares to Founders Fund.

Under Section 5.1(b) of our Second Amended and Restated Certificate of Designation for the Series D Preferred, we are required to redeem all outstanding shares of Series D Preferred by not later than January 31, 2013. Pursuant to the Investor Rights Agreement, if we do not redeem the 2009 Series D Shares by January 31, 2013, then Founders Fund, as the assignee of Aequitas and CarePayment, LLC under the Investor Rights Agreement, will have the right to exchange the 2009 Series D Shares for a total of 98 membership units of CP Technologies, which would result in Founders Fund owning 99% of CP Technologies and us owning 1% of CP Technologies. The redemption price for each share of Series D Preferred is an amount equal to $10.00 (as adjusted for stock splits, stock dividends, reclassifications and the like with respect to the Series D Preferred) plus cumulative unpaid dividends. The estimated total redemption price of our Series D Preferred in January 2013 is $1,075,000.

There can be no assurances that we will have sufficient liquidity, and our current financial position suggests that we may not have sufficient liquidity, to redeem the 2009 Series D Shares by January 31, 2013. Because we do not at this time have any significant assets or financial resources other than CP Technologies, the exchange by Founders Fund of the 2009 Series D Shares for a 99% interest in CP Technologies would have a material adverse effect on us.

We are dependent on the performance of a single subsidiary and line of business.

The Company's only operating assets are held by its subsidiary CP Technologies, which itself has only one line of business. We have no significant assets or financial resources other than CP Technologies.

The Company has a limited operating history in its current business.

Prior to January 1, 2010, the Company had never operated a healthcare receivables servicing business. Our business plan must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development. Specifically, such risks include a failure to anticipate and adapt to a developing market and an inability to attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks. To the extent that we are not successful in addressing these risks, our business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that the Company will ever achieve or sustain profitability.

Our activities for the foreseeable future will be limited to servicing healthcare receivables, CarePayment, LLC being our only direct customer. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations related to the business of CarePayment, LLC and therefore increase the risks associated with our operations. CarePayment, LLC's ability to acquire receivables for us to service depends on its ability to acquire adequate funding sources. The inability of CarePayment, LLC to acquire a sufficient amount of receivables for us to service would have a material adverse effect on us.

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

Additional sources of funding will be required for us to continue operations. There is no assurance that the Company can raise working capital or that any capital will be available to the Company at all. Failure to obtain financing when needed could result in curtailing operations, acquisitions or mergers, and investors could lose some or all of their investment.

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

The Company has been a "shell company" as defined in the Securities Act. Therefore, Rule 144 will not be available for the resale of Company securities until the following conditions are met:

•	The Company must be subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act.
•	The Company must have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; and
•	One year must have elapsed since the Company has filed current "Form 10 information" with the SEC reflecting its status as an entity that is no longer a shell company. The Company filed “Form 10 Information” with the SEC on August 3, 2011.

The current unavailability of Rule 144 may prevent an investor from liquidating its investment in the Company's securities.

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

Some healthcare providers perform the services we offer for themselves.

Some healthcare providers perform the services we offer for themselves, or plan to do so, or belong to alliances that perform such services, or plan to do so. The ability of healthcare providers to replicate our services may adversely affect the terms and conditions the Company is able to negotiate in agreements with healthcare providers, or may prevent the Company from negotiating any such agreements.

Recent and future developments in the healthcare industry could adversely affect our business.

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Many healthcare laws are complex and their application to specific services and relationships may not be clear. The healthcare industry has changed significantly in recent years, and the Company expects that significant changes will continue to occur. The timing and impact of developments in the healthcare industry are difficult to predict. There can be no assurance that the markets for the services provided by the Company will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

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

Even if general expenditures by industry constituents remain the same or increase, other developments in the healthcare industry may result in reduced spending on the Company's services or in some or all of the specific markets we serve or are planning to serve. In addition, expectations regarding pending or potential industry developments may also affect the budgeting processes of the healthcare providers serviced by the Company and spending plans with respect to the types of products and services the Company provides.

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

We are subject to laws related to our handling and storage of personal consumer information, violations of which could subject us to potential liability

The privacy of consumers’ personal information is protected by various federal and state laws. Any penetration of our network security or other misappropriation of consumers' personal information could subject us to liability. Other potential misuses of personal information, such as for unauthorized marketing purposes, could also result in claims against us. These claims could result in litigation. In addition, the Federal Trade Commission and several states have investigated the use by certain internet companies of personal information. We could incur unanticipated expenses, especially in connection with our settlement database, if and when new regulations regarding the use of personal information are enacted.

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

As of December 31, 2011, we have no employees and all persons performing services for us are employees of Aequitas.

On December 31, 2011, our subsidiary, CP Technologies, entered into an Amended and Restated Administrative Services Agreement (the “Restated Administrative Services Agreement”) with Aequitas. In connection with entering into the Restated Administrative Services Agreement, CP Technologies terminated all of its existing employees (the “Former CPT Employees”) and Aequitas hired each Former CPT Employee. Under the Restated Administrative Services Agreement, CP Technologies has the right to designate from time to time additional persons to be hired by Aequitas for the purpose of providing services to CP Technologies under the Restated Administrative Services Agreement (such persons, together with the Former CPT Employees, the “Dedicated CPT Employees”).

Pursuant to the Restated Administrative Services Agreement, CP Technologies has the right to terminate the employment of any Dedicated CPT Employee upon notice to Aequitas, to manage, supervise and oversee each Dedicated CPT Employee and to determine the duties to be performed by each Dedicated CPT Employee. Additionally, Aequitas pays the Dedicated CPT Employees the salaries or wages and bonus or other incentive compensation determined by CP Technologies, subject to Aequitas’ approval. Aequitas performs the administrative functions with respect to the Dedicated CPT Employees that are customarily performed by an employer for its employees, and CP Technologies reimburses Aequitas for the costs that Aequitas incurs in providing the Dedicated CPT Employees to CP Technologies, including direct labor costs, reasonable costs to provide benefits to the Dedicated CPT Employees, and other reasonable costs and expenses Aequitas incurs in providing the Dedicated CPT Employees to CP Technologies.

The Restated Administrative Services Agreement is terminable by either party on 180 days notice. If the Restated Administrative Services Agreement is terminated, we cannot be assured that we would be able to hire each Dedicated CPT Employee on a direct basis or secure a comparable arrangement with another party on agreeable terms. Either of such events would have a material adverse effect on us.

Additionally, our industry is very labor-intensive, and companies in our industry typically experience a high rate of employee turnover. We will not be able to service our clients’ receivables effectively, continue our growth or operate profitably if we cannot identify and cause Aequitas to retain qualified personnel to provide services to us. Further, high turnover rates among the Dedicated CPT Employees could increase our recruiting and training costs and may limit the number of experienced personnel available to provide services to us.

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

Aequitas Holdings and its affiliates collectively beneficially own approximately 96% of our shares of Class A Common Stock outstanding as of March 30, 2012. These shareholders also own all of the issued and outstanding shares of our Class B Common Stock and Series D Convertible Preferred Stock, each share of which is convertible into Class A Common Stock. Additionally, each share of Class B Common Stock is entitled to 10 votes per share, which gives Aequitas Holdings control over approximately 97% of all votes eligible to be cast on most corporate matters. The concentration of voting power among our principal shareholders enables our principal shareholders to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. Our principal shareholders may have strategic or other interests that conflict with the interests of our other shareholders. The Company is required to redeem the Series D Convertible Preferred Stock during January 2013. For more information about the redemption feature of the Series D Preferred Stock, see the discussion of the Investor Rights Agreement in Item 1 and Item 13 of this Report.

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

Our Second Amended and Restated Articles of Incorporation and Amended and Restated Bylaws contain provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our Board of Directors. These provisions may also delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their Class A Common Stock. These provisions include, among others:

•	The ability of our Board of Directors to issue up to 10 million shares of preferred stock and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by our shareholders;

•	The 10 vote-per-share feature of our Class B Common Stock and the ability of our Board of Directors to issue up to 10,000,000 shares of our Class B Common Stock (of which 8,010,092 shares were issued and outstanding as of March 30, 2012); and

•	Provisions that set forth advance notice procedures for shareholder nominations of directors and proposals for consideration at meetings of shareholders.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

Our principal offices are located in office space at 5300 Meadows Road, Suite 400, Lake Oswego, Oregon, 97035 which is leased from Aequitas under a sublease dated December 31, 2009. (For additional information regarding that sublease, see Item 13 of this Report.) We also lease office space at 50 Osgood Place, San Francisco, California, 94133. We believe that these facilities are suitable for our operations for the foreseeable future.

Item 3. Legal Proceedings

From time to time, the Company may become involved in ordinary, routine or regulatory legal proceedings incidental to the Company’s business. As of the date of this Report, we are not engaged in any such legal proceedings nor are we aware of any other pending or threatened legal proceedings that, singly or in the aggregate, could have a material adverse effect on the Company.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is no established public trading market for the Company's securities. As of the date of this Report, the Company's Class A Common Stock trades on the "pink sheets" under the symbol CPYT. The table below sets forth for the periods indicated the high and low bid prices for the Class A Common Stock as reported by Nasdaq from January 1, 2010 through December 31, 2011. The prices in the table are the high and low bid prices as reported by Nasdaq, adjusted to reflect the impact of the 1-for-10 reverse stock split approved by the Company’s shareholders at the annual meeting of the shareholders on March 31, 2010.

The prices shown represent interdealer prices without adjustments for retail mark-ups, mark-downs or commissions and consequently may not represent actual transactions.

Common Stock "CPYT"

2010 Fiscal Quarters	High	Low
First Quarter	$4.00	$0.17
Second Quarter	$8.00	$0.14
Third Quarter	$3.00	$0.14
Fourth Quarter	$4.00	$1.55

2011 Fiscal Quarters	High	Low
First Quarter	$2.00	$1.60
Second Quarter	$1.80	$1.60
Third Quarter	$1.60	$1.60
Fourth Quarter	$1.80	$1.55

Dividends

Holders of shares of our Common Stock are entitled to receive such dividends, if any, as may be declared by our Board of Directors out of funds legally available therefor and, upon the Company's liquidation, dissolution or winding up, are entitled to share ratably in all net assets available for distribution to such shareholders.  The holders of the Company's Series D Preferred Stock and Series E Preferred Stock have superior liquidation rights over the holders of our Common Stock. The Company has not, to date, declared or paid any cash dividends on its Common Stock or Preferred Stock and does not expect to pay any such dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Other than as reported in our quarterly reports on Form 10-Q and current reports on Form 8-K, we did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2011, except for the issuance of 37,731 shares of Class A Common Stock in connection with the cashless exercise of a stock option held by a former employee, at an exercise price of $0.20 per share, for aggregate proceeds to the Company of $11,780 on December 29, 2011.

Shareholders of Record

As of December 31, 2011, there are approximately 88 shareholders of record of our Class A Common Stock, four shareholders of record of our Class B Common Stock, one shareholder of record of our Series D Convertible Preferred Stock and 23 shareholders of record of our Series E Convertible Preferred Stock.

Purchase of Equity Securities

During the fourth quarter of our fiscal year ended December 31, 2011, the Company purchased 21,170 shares of Class A Common Stock in connection with the cashless exercise of a stock option held by a former employee, at a purchase price of $1.55 per share.

Other

Our Class A Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to a Registration Statement in Form 10 that we filed with the SEC on August 3, 2011.

 Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

All of the references to share and per share data below have been retroactively restated to reflect the reverse stock split for all periods presented due to the 1-for-10 reverse stock split approved by the Company’s shareholders at the annual meeting of the shareholders on March 31, 2010.

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

Effective at the end of December 2009, we acquired certain assets and rights that enabled us to begin building a business that services accounts receivable for other parties. The assets and rights we acquired had been previously developed by Aequitas and its affiliate, CarePayment, LLC, under the CarePayment® brand for servicing accounts receivable generated by hospitals in connection with providing health care services to their patients. The assets and rights we acquired included the exclusive right to administer, service and collect patient accounts receivables generated by hospitals and purchased by CarePayment, LLCor its affiliates, and a proprietary software product that is used to manage the servicing. Typically CarePayment, LLC or one of its affiliates purchase patient accounts receivable from hospitals and then we administer, service and collect them on behalf of CarePayment for a fee. Although we intend to grow our business to include servicing of accounts receivable on behalf of other parties, currently CarePayment, LLC is our only customer.

To facilitate building the business, on December 30, 2009, we, Aequitas and CarePayment, LLC formed an Oregon limited liability company, CP Technologies LLC (“CP Technologies”). We contributed shares of our newly authorized Series D Convertible Preferred Stock ("Series D Preferred") and warrants to purchase shares of our Class B Common Stock (the “Class B Warrants”) to CP Technologies. Aequitas and CarePayment, LLC contributed to CP Technologies the CarePayment® assets and rights described in the foregoing paragraph. CP Technologies then distributed the shares of Series D Preferred to Aequitas and CarePayment, LLC, and the Class B Warrants to CarePayment, LLC to redeem all but half of one membership unit (a "Unit") held by each of them. Following these transactions, we own 99% of CP Technologies, and Aequitas and CarePayment, LLC each own 0.5% of CP Technologies as of December 31, 2010.

See Item 1 of this report for additional information regarding the Company’s business.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities  The Company believes the following critical accounting policies and related judgments and estimates affect the preparation of the Company's consolidated financial statements.  See also Note 2 to the Consolidated Financial Statements.

Revenue recognition — The Company’s revenue is primarily related to the Servicing Agreement with CarePayment, LLC. Origination fee revenue is recognized at the time CarePayment, LLC funds its purchased receivables and the Company assumes responsibility for servicing these receivables; a servicing fee is recognized monthly based on the total funded receivables being serviced by the Company; and a percentage of CarePayment, LLC’s quarterly net income is accrued for the current quarter in accordance with the Servicing Agreement.

In addition, the Company earns revenue from implementation fees paid by healthcare providers. These fees are charged to cover consulting services and materials provided to the healthcare providers during the implementation period. The Company recognizes the revenue on completion of the implementation.

During 2011, the Company earned revenue under the Royalty Agreement. (See Note 16 to the consolidated financial statements)

Warrants to purchase the Company’s stock — The fair value of warrants to purchase the Company’s stock issued for services or in exchange for assets is estimated at the issue date using the Black-Scholes model.

Results of Operations

Year ended December 31, 2011 compared with year ended December 31, 2010

Revenues:

Beginning January 1, 2010, the Company began recognizing revenue in conjunction with the Servicing Agreement with CarePayment, LLC. CarePayment, LLC pays the Company a servicing fee based on the total funded receivables being serviced, an origination fee on newly generated funded receivables, and a “back-end fee” based on CarePayment, LLC’s quarterly net income, adjusted for certain items. The Company received fee revenue in conjunction with the Servicing Agreement of $6,100,143 and $5,867,717 for the years ended December 31, 2011 and December 31, 2010, respectively, which were comprised of $1,928,532 of servicing fees and $4,171,611 of origination fees and no “back end fees” for the year ended December 31, 2011 and $1,811,037 of servicing fees, $4,056,680 of origination fees and no “back end fees” for the year ended December 31, 2010.

For the year ended December 31, 2011, the Company recorded implementation revenue of $150,000 for implementation services provided to CarePayment, LLC and $500,000 of Royalty revenue from Aequitas under an amendment to the Royalty Agreement for improvements to the existing CarePayment platform to accommodate additional portfolio management capability and efficiency. For the year ended December 31, 2010, the Company recorded implementation revenue of $65,000 for implementation services provided to hospitals on behalf of CarePayment, LLC and $15,750 of interest revenue from loans receivable acquired in the acquisition of Vitality.

For the year ended December 31, 2011, total service fee revenue increased 4.0% which was comprised of a 6.3% increase in servicing revenues and a 2.8% increase in origination fees over the same period in 2010, as a result of modest growth in receivables serviced.

Cost of Revenues:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing account processing, collection and payment processing servicers, and the amortization of the servicing rights and servicing software. For the year ended December 31, 2011, the total cost of revenue decreased by $101,996 to $4,833,510 as compared to $4,935,506 for the year ended December 31, 2010. Cost of revenue for the year ended December 31, 2011 was comprised of compensation expense of $1,427,954, outsourced processing and collections services of $2,733,007, depreciation and amortization expense of $558,776, and $113,773 of other expense. For the year ended December 31, 2010, cost of revenue was comprised of compensation expense of $1,254,329, outsourced processing and collections services of $2,940,692, amortization expense of $556,173, and $184,312 of other expense. Outsourced services from four primary vendors include hosting and maintenance of cardholder accounts including all customer transaction processing, collection and mailing services, card processing and customer service administration. The $101,996 decrease in the cost of revenue for the year ended December 31, 2011 is primarily related to a $209,719, or 7.1%, decrease in the cost of outsourced services, renegotiation of vendor contracts in 2011 and process improvements. This was partially offset by a $173,625 increase in compensation expense related to staff growth.

Operating Expenses:

Operating expenses for the year ended December 31, 2011 were $6,245,756 as compared to $4,098,960 for the same period in 2010.

Operating expenses for the year ended December 31, 2011 were comprised of the following: sales and marketing expense of approximately $1,203,000; legal, consulting and other professional fees of approximately $393,000; executive compensation of approximately $1,042,000; related party agreements with Aequitas for office and equipment lease expense of $231,000, administrative services of $554,000 and advisory services of $180,000; travel and entertainment of $566,000, information technology and non-capitalized software development costs of $926,000 and general office expense including insurance other administrative expense of approximately $1,150,000.

Operating expenses for the year ended December 31, 2010 were comprised of the following: sales and marketing expense of approximately $974,000; legal, consulting and other professional fees of approximately $614,000; executive compensation of approximately $531,000; related party agreements with Aequitas for office and equipment lease expense of $224,000, administrative services of $781,000 and advisory services of $230,000; travel and entertainment of $383,000, information technology and non-capitalized software development costs of $148,000 and general office expense including insurance other administrative expense of approximately $214,000.

The increase in operating expenses in 2011 over 2010 was comprised primarily of increases in non-capitalizable software and network costs of $778,000, sales and marketing expense of $229,000, and additional rent and office expense of $78,000 for the San Francisco office opened in February 2011. Additionally, executive compensation increased by approximately $511,000, and included $533,000 attributable to severance agreements. The increases in operating expenses were offset in part by a decrease of $227,000 for administrative services agreement costs paid to Aequitas in 2011, and a decrease of $221,000 in professional fees.

Other Income (Expense):

Interest expense – Interest expense of $508,643 and $454,041 for the years ended December 31, 2011 and December 31, 2010, respectively, includes $406,401 and $299,302 of the accreted discount on the Series D Preferred. The interest rate on the MH Note decreased from 20% during the year ended December 31, 2010 to 8% per annum for the year ended December 31, 2011 as discussed in Note 7 to the Consolidated Financial Statements contained in this Report. Additionally, the average balance outstanding under the MH Note during the year ended December 31, 2011 declined approximately $578,000 from the same period in the prior year.

Net Loss - Net loss for the year ended December 31, 2011 was $4,859,755. The net loss was $2,263,413 for the year ended December 31, 2010, as a result of the loss reimbursement agreement whereby CarePayment, LLC reimbursed the Company for its losses of $1,241,912 for the six months ended June 30, 2010, which is recorded as other income. This additional compensation was intended to reimburse the Company for transition costs that were not specifically identifiable.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, the Company had $202,848 of cash and cash equivalents as compared to $555,975 at December 31, 2010. Cash of $4,194,055 was used for operating activities compared to $920,547 in the same period in 2010. Cash used in operating activities during the year ended December 31, 2011 included a net loss of $4,859,755 and the net use of cash for operating assets and liabilities of $385,247, offset by non-cash activity of $1,050,947. The non-cash activity was comprised of depreciation, amortization, and accretion of preferred stock discount for the year ended December 31, 2011. The net change in operating assets and liabilities is primarily attributable to the increase in accrued liabilities and related party receivables partially offset by a decrease in accounts payable and accrued interest. The use of cash and the increase in the use of cash in 2011 over the same period in 2010 is primarily related to the increase in net loss in 2011.

For the year ended December 31, 2011, the Company used $691,298 in cash from investing activities compared to $35,055 provided for the same period in 2010. For the year ended December 31, 2011, cash was used for the purchase of office furniture and equipment for the San Francisco office, which opened in February 2011, and capitalized software additions. Cash provided for the same period in 2010 was related to the acquisition of Vitality Financial, Inc of $100,842 and the sale of assets for $73,088, offset by the purchase of property and equipment of $137,185.

For the year ended December 31, 2011, cash from financing activities was $4,532,226 as compared to $1,372,370 for 2010. During 2011, the Company sold 1,500,000 shares of Class B Common Stock to a single investor for $1,500,000 and received $3,631,000 of proceeds from a loan agreement with ACF. The proceeds were offset by the use of $577,743 to repay notes payable and approximately $21,000 pertaining to the exercise of a stock option to pursue 58,901 shares of Class A Common Stock.

Substantially all of the Company’s revenue and cash receipts are generated from the Servicing Agreement with CarePayment, LLC. Origination and servicing revenues are generated based upon the volume of receivables that CarePayment, LLC or its affiliates purchase.

During 2010 and 2011, the Company added headcount, trained staff and hired a software development firm to develop additional systems to manage the servicing operation in preparation for the projected receivables volume increases. The Company expects that it will use cash for operations for at least the first three quarters of 2012.

On March 31, 2011, Holdings purchased an additional 1.5 million shares of Class B Common Stock for $1.00 per share to provide working capital for the Company. Holdings owns 7,910,092 shares of Class B stock which equates to 94% of the voting shares of the Company. Should this $1.5 million of cash from the equity infusion be insufficient to meet liquidity needs over the next year or until such time as the Company has positive cash flow, Holdings has advised the Company that it is prepared to provide liquidity either in the form of equity infusion or a line of credit to the Company.

On September 29, 2011, the Company entered into a Loan Agreement, Security Agreement and Note with Aequitas Commercial Finance, LLC (“Business Loan”). Pursuant to the Loan Agreement, ACF has agreed to make loans from time to time to the Company in an aggregate principal amount not to exceed $3,000,000. On December 29, 2011, the Loan Agreement was amended to increase the aggregate principal amount that the Company may borrow under the loan documents from $3,000,000 to $4,500,000. The Loan Agreement was amended on March 5, 2012 to increase the aggregate amount the Company may borrow under the loan documents from $4,500,000 to $8,000,000. At December 31, 2011, the Company had taken initial advances on the Business Loan of $3,631,000. Should the Business Loan be insufficient to meet the Company’s liquidity needs over the next year or until such time as the Company has positive cash flow, Holdings has advised the Company that it is prepared to provide additional liquidity, either in the form of an addition equity infusion or an addition line of credit.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recent Accounting Developments

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the year ended December 31, 2011, no new pronouncements had a significant impact on the Company’s financial statements.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CarePayment Technologies, Inc.

Lake Oswego, Oregon

We have audited the accompanying consolidated balance sheets of CarePayment Technologies, Inc. and Subsidiaries ("the Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarePayment Technologies, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

March 30, 2012

CAREPAYMENT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$202,848	$555,975
Related party receivables	280,263	28,616
Prepaid expenses	99,865	40,215
Total current assets	582,976	624,806

Property and equipment, net	949,910	472,960
Intangible assets, net	8,812,260	9,227,637
Deposits	36,100	17,100
Goodwill	13,335	13,335

Total assets	$10,394,581	$10,355,838
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1,066,215	$1,216,916
Accrued interest	—	423,210
Related party liabilities	47,581	67,429
Accrued liabilities	473,391	85,483
Deferred revenue	75,000	—
Deferred rent	13,780	—
Current maturities of notes payable	3,631,000	577,743
Total current liabilities	5,306,967	2,370,781
Deferred rent, net of current portion	62,121
Mandatorily redeemable preferred stock, Series D, no par value: 1,200,000 shares authorized, issued and outstanding at December 31, 2011 and 2010, net of discount of $10,560,144 and $10,966,545 at December 31, 2011 and 2010, respectively, liquidation preference of $12,000,000 at December 31, 2011	1,439,856	1,033,455
Total liabilities	6,808,944	3,404,236
Shareholders' Equity:
CarePayment Technologies, Inc. shareholders’ equity (deficit):
Preferred stock, Series E, no par value: 250,000 shares authorized, 97,500 shares issued and outstanding at December 31, 2011 and 2010	136,500	136,500
Common stock, no par value: Class A, 65,000,000 shares authorized, 2,628,518 and 2,590,787 issued and outstanding at December 31, 2011 and 2010, respectively; Class B, 10,000,000 shares authorized, 8,010,092 and 6,510,092 shares issued and outstanding at December 31, 2011 and 2010, respectively	19,568,120	18,089,151
Additional paid-in-capital	21,872,328	21,857,507
Accumulated deficit	(37,960,057)	(33,127,616)
Total CarePayment Technologies, Inc. shareholders' equity	3,616,891	6,955,542
Noncontrolling interest	(31,254)	(3,940)
Total shareholders’ equity	3,585,637	6,951,602
Total liabilities and shareholders’ equity	$10,394,581	$10,355,838

The accompanying notes are an integral part of these consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31
	2011	2010
Service fees revenue	$6,100,143	$5,867,717
Interest on loans receivable	—	15,750
Royalty & implementation fees	650,000	65,000
Total revenue	6,750,143	5,948,467
Cost of revenue	4,833,510	4,935,506
Gross margin	1,916,633	1,012,961
Operating expenses:
Sales, general and administrative	6,245,756	4,098,960
Loss from operations	(4,329,123)	(3,085,999)

Other income (expense):
Other income (expense)	(4,035)	37,115
Loss reimbursement	—	1,241,912
Interest expense:
Interest expense	(102,242)	(154,739)
Accretion of preferred stock discount	(406,401)	(299,302)
Total interest expense	(508,643)	(454,041)
Other income (expense), net	(512,678)	824,986

Net loss before income tax	(4,841,801)	(2,261,013)
Income tax expense	17,954	2,400
Net loss	(4,859,755)	(2,263,413)
Less: Net loss attributable to noncontrolling interest	(27,314)	(3,940)
Net loss attributable to CarePayment Technologies, Inc.	$(4,832,441)	$(2,259,473)

Net loss per share:
Basic and diluted	$(0.47)	$(0.36)
Weighted average number of shares outstanding:
Basic and diluted	10,231,119	6,307,846

The accompanying notes are an integral part of these consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2011 and 2010

	CarePayment Technologies, Inc. Shareholders
	Common Stock					Additional
	Class A		Class B		Preferred	Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Interest	Total
Balance, December 31, 2009	1,383,286	$18,022,591	—	$—	$—	$11,755,211	$(30,868,143)	$—	$(1,090,341)

Common stock issued for exercise of warrants	1,207,330	1,460	6,510,092	65,100	—	—	—		66,560
Stock compensation expense	—	—	—	—	—	31,309	—	—	31,309
Warrants issued in with preferred stock	—	—	—	—	—	929,356	—	—	929,356
Additional shares issued upon final calculation of reverse stock split	171	—	—	—	—	—	—	—	—
Beneficial conversion feature issued with preferred stock	—	—	—	—	—	245,145	—	—	245,145
Beneficial conversion feature recorded for amendment to preferred stock	—	—	—	—	—	8,896,486	—	—	8,896,486
Series E preferred stock issued for acquisition of Vitality Financial, Inc.	—	—	—	—	136,500	—	—	—	136,500
Net loss for the year	—	—	—	—	—	—	(2,259,473)	(3,940)	(2,263,413)
Balance, December 31, 2010	2,590,787	18,024,051	6,510,092	65,100	136,500	21,857,507	(33,127,616)	(3,940)	6,951,602

Common stock issued for cash	—	—	1,500,000	1,500,000	—	—	—	—	1,500,000
Stock compensation expense	—	—	—	—	—	14,821	—	—	14,821
Common stock issued for exercise of options	58,901	11,780	—	—	—	—	—	—	11,780
Common stock purchased from shareholder	(21,170)	(32,811)	—	—	—	—	—	—	(32,811)
Net loss for the year	—	—	—	—	—	—	(4,832,441)	(27,314)	(4,859,755)
Balance, December 31, 2011	2,628,518	$18,003,020	8,010,092	$1,565,100	$136,500	$21,872,328	$(37,960,057)	$(31,254)	$3,585,637

The accompanying notes are an integral part of these consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2011	2010
Cash Flows Used In Operating Activities:
Net loss	$(4,859,755)	$(2,263,413)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	624,892	563,138
Loss on intangible asset write-off	$4,833	—
Accretion of preferred stock discount	406,401	299,302
Stock-based compensation	14,821	31,309
Change in assets and liabilities:
Decrease (increase) in assets:
Related party receivables	(251,647)	(28,616)
Prepaid expenses	(59,650)	(37,983)
Loan loss reserve	—	1,844
Deposits	(19,000)	(17,100)
Increase (decrease) in liabilities:
Accounts payable	(150,701)	408,633
Accrued interest	(423,210)	99,128
Deferred revenue	75,000	(15,028)
Deferred rent	75,901	—
Accrued liabilities	387,908	(31,090)
Related party liabilities	(19,848)	67,429
Net cash used in operating activities	(4,194,055)	(920,547)

Cash Flows Provided By (Used In) Investing Activities:
Purchase of property and equipment	(691,298)	(137,185)
Proceeds from sale of assets	—	73,088
Net investment in loans receivable	—	(1,690)
Cash acquired in purchase of Vitality Financial, Inc.	—	100,842
Net cash provided by (used in) investing activities	(691,298)	35,055

Cash Flows Provided By Financing Activities:
Payments on notes payable	(577,743)	(694,190)
Proceeds from sale of common stock	1,500,000	-
Proceeds from collection of related party note receivable	—	2,000,000
Proceeds from revolving credit line	3,631,000	31,000
Payment on revolving credit line	—	(31,000)
Repurchase of shares, net of proceeds from the exercise of related options	(21,031)
Proceeds from exercise of warrants	—	66,560
Net cash provided by financing activities	4,532,226	1,372,370

Change in cash and cash equivalents	(353,127)	486,878
Cash and cash equivalents, beginning of period	555,975	69,097
Cash and cash equivalents, end of period	$202,848	$555,975

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$525,452	$55,611
Cash paid for income taxes	$14,146	$483

Supplemental Disclosure of Non-cash Investing Activities:
Fair value of preferred stock issued to acquire Vitality Financial, Inc.	$—	$136,500
Supplemental Disclosure of Non-cash Financing Activities:
Fair value of preferred stock sold in exchange for a note receivable	$—	$825,499
Beneficial conversion feature issued with preferred stock sold in exchange for a note receivable	$—	$245,145
Fair value of warrants issued with preferred stock sold in exchange for a note receivable	$—	$929,356
Beneficial conversion feature recorded for amendment to preferred stock certificate of designation	$—	$8,896,486

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

Our affiliate, CarePayment, LLC, offers healthcare providers a receivables servicing alternative. CarePayment, LLC, either alone or through an affiliate, purchases from healthcare providers the balance of their accounts receivable that are due directly from patients. A patient whose healthcare receivable is acquired by CarePayment, LLC is offered the CarePayment program with a loyalty card and a line of credit and, if they accept the terms of the offer, becomes a CarePayment® customer. The patient's CarePayment® card has an initial outstanding balance equal to the account receivable CarePayment® purchased from the healthcare provider. Balances due on the CarePayment® card are generally payable over up to 25 months with no interest.

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

Vitality purchases healthcare receivables from hospitals on a non-recourse basis. Vitality has developed a proprietary healthcare credit scoring process to evaluate healthcare non-recourse loans prior to purchase. Upon credit approval, customers are offered a line of credit. When the customer accepts the terms of the agreement, the Company purchases the customers hospital receivable balance at a discount. Interest rates charged to the consumer on these loans are generally less than traditional credit card rates. Payment terms are generally up to 24 months. Vitality sells the receivables, which are backed by the consumer loans, to an affiliate at the net book value of the consumer loans and the Company continues to service the loans. As of December 31, 2011 and December 31, 2010, there were no loan receivable balances outstanding, although the Company was servicing $68,000 and $84,000 of loans receivable, respectively, which have been sold to an affiliate.

Liquidity

Substantially all of the Company’s revenue and cash receipts are generated from the Servicing Agreement with CarePayment, LLC. Origination and servicing revenues are generated based upon the volume of receivables that CarePayment, LLC or its affiliates purchase.

During 2010 and 2011, the Company added headcount, trained staff and hired a software development firm to develop additional systems to manage the servicing operation in preparation for the projected receivables volume increases. The Company expects that it will use cash for operations for at least the first three quarters of 2012.

On March 31, 2011, Aequitas Holdings LLC (“Holdings”) purchased an additional 1.5 million shares of the Company’s Class B Common Stock for $1.00 per share. Holdings, an affiliate of Aequitas, now owns 7,910,092 shares of Class B Common Stock, which equates to 94% of the voting shares of the Company.

On September 29, 2011, the Company entered into a $3 million Business Loan Agreement and Promissory Note (“Business Loan”) with Aequitas Commercial Finance, LLC (“ACF”), an affiliate of Aequitas, which expires on December 31, 2012. On December 29, 2011, the loan agreement was amended to increase the aggregate principal amount that the Company may borrow under the loan documents from $3,000,000 to $4,500,000. On March 5, 2012, the loan agreement was amended to increase the aggregate principal the Company may borrow to $8,000,000. At December 31, 2011, the Company had taken initial advances on the Business Loan of $3,631,000. Should the Business Loan be insufficient to meet the Company’s liquidity needs over the next year or until such time as the Company has positive cash flow, Holdings has advised the Company that it is prepared to provide additional liquidity, either in the form of an additional equity infusion or an additional line of credit.

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

Related party receivables:

Related party receivables arise due to revenue earned in conjunction with the Servicing Agreement with CarePayment, LLC. The Company makes ongoing estimates of the collectibility of these receivables. At December 31, 2011 and 2010, there was no allowance for doubtful accounts.

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

Other intangible assets:

Intangible assets acquired as part of the Vitality acquisition include a proprietary credit scoring algorithm and customer’s lists which are being amortized over the estimated useful lives of 1.5 to 5 years. Additionally the lender’s licenses acquired are considered to have an indefinite life and are not subject to amortization. See Note 3.

Goodwill

Goodwill is recorded at historical cost and is tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We did not recognize impairment losses on goodwill for the year ended December 31, 2011.

Revenue recognition:

Receivable servicing:

The Company recognizes revenue in conjunction with the Servicing Agreement with CarePayment, LLC. The Company receives a servicing fee equal to 5% annually of total funded receivables being serviced and an origination fee equal to 6% annually of the original balance of newly generated funded receivables. The Servicing Agreement also provides that the Company receives 25% of CarePayment, LLC’s quarterly net income, adjusted for certain items. The Company recognizes revenue related to this agreement, which is evidence of an arrangement, at the time the services are rendered; the servicing fee is recognized as revenue monthly at 1/12 of the annual percent of the funded receivables being serviced for the month; the origination fee is recognized as revenue at the time CarePayment, LLC funds its purchased receivables and the Company assumes the responsibility for servicing these receivables; the 25% of CarePayment, LLC’s net income is recognized as revenue in the quarter that CarePayment, LLC records the net income. The collectability of the revenue recognized from these related party transactions is considered reasonably assured.

Installation services:

In addition, the Company earns revenue from implementation fees paid by healthcare providers. These fees are charged to cover consulting services and materials provided to healthcare providers during the implementation period. The Company recognizes the revenue on completion of the implementation.

Cost of revenue:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing billing, collections and payment processing services, amortization of servicing rights and servicing software and underwriting costs related to loans.

Advertising expense:

Advertising costs are expensed in the period incurred and are included in selling, general and administrative expenses. Total advertising expense, was $19,231 and $16,620 for the years ended December 31, 2011 and 2010, respectively.

Income taxes:

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities that are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion of the deferred tax asset that is expected to more likely than not be realized.

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

Recently adopted accounting standards:

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the year ended December 31, 2011, no new pronouncements had a significant impact on the Company’s financial statements.

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

5. Property and Equipment

A summary of the Company's property and equipment as of December 31, 2011 and 2010 is as follows:

	2011	2010
Servicing software	$507,200	$507,200
Office equipment	46,967	4,600
Leasehold improvements	195,548	—
Assets not yet in service – software	583,368	129,985
Total fixed assets	1,333,173	641,785
Accumulated depreciation and amortization	(383,173)	(168,825)
Property and equipment, net	$949,910	$472,960

Depreciation and amortization expense for property and equipment was $214,348 and $168,825 for the years ended December 31, 2011 and 2010, respectively.

6. Intangible Assets

A summary of the Company's intangible assets as of December 31, 2011 and 2010 is as follows:

	2011	2010
Intangible assets subject to amortization:
Servicing rights (amortized over 25 years)	$9,550,000	$9,550,000
Customer lists (amortized over 1.5 years) (a)	34,700	34,700
IP Scoring Algorithm (amortized over 5 years) (a)	20,000	20,000
Software program to manage loans (amortized over 3 years) (a)	—	7,250
Gross carrying value	9,604,700	9,611,950
Accumulated amortization	(802,440)	(394,313)
Net carrying value of intangible assets subject to amortization	8,802,260	9,217,637
Intangible assets no subject to amortization:
Lender’s licenses	10,000	10,000
Net carrying value of intangible assets	$8,812,260	$9,227,637

(a) On July 30, 2010, these intangible assets were acquired in the merger with Vitality. See Note 3.

Amortization expense was $410,544 and $394,313 for the years ended December 31, 2011 and 2010, respectively. Amortization expense for intangible assets subject to amortization is estimated as follows:

Year	Amount
2012	$396,517
2013	387,410
2014	386,000
2015	384,333
2016 – 2034 (each year)	382,000

7. Notes Payable

The Company's long term debt consisted of the following as of December 31:

	2011	2010
MH Financial Loan Participation Members	$-	$577,743
Aequitas Commercial Finance, LLC	3,631,000	-
Total long term debt	3,631,000	577,743
Current maturities	(3,631,000)	(577,743)
Long term debt, less current maturities	$-	$-

On September 29, 2011, the Company entered into a $3 million Business Loan Agreement and Promissory Note (“Business Loan”) with ACF, an affiliate of Aequitas; the principal balance outstanding and all accrued but unpaid interest is due and payable on December 31, 2012 and is collateralized by substantially all the Company’s assets. Interest on the Business Loan was 11% per annum payable monthly. On December 29, 2011, the Company and ACF entered into Amendment No. 1 pursuant to which the aggregate principal amount that the Company may borrow under the Business Loan was increased from $3,000,000 to $4,500,000. On March 5, 2012, the Company and ACF entered into Amendment No. 2 pursuant to which the aggregate principal amount that the Company may borrow under the Business Loan was increased from $4,500,000 to $8,000,000, and the interest rate on the outstanding principal balance due under the Business Loan was increased from 11% per annum to 12.5% per annum beginning on the effective date of Amendment No. 2. At December 31, 2011 the Company had taken advances on the line of $3,631,000. Interest expense of $56,240 was paid during the year ended December 31, 2011.

On June 27, 2008, the Company refinanced a promissory note payable to MH Financial Associates by issuing a note payable (the “MH Note”) in the amount of $977,743. During 2010, the Company made a total of $400,000 in principal payments. The extended due date of the note was December 31, 2011. On December 29, 2011 the Company paid off the remaining principal balance of $577,743. Interest expense related to this note payable during the years ended December 31, 2011 and 2010 was $45,900 and $154,739, respectively.

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

The difference between the fair value of the Series D Preferred and the redemption value of $12,000,000 will be accreted to interest expense over the period to redemption in January 2013 using the level yield method. The carrying value at December 31, 2011 is $1,439,856.

9.  Income Taxes

The components of deferred tax asset are as follows:

	December 31,
	2011	2010
Federal net operating loss carry forwards	$9,073,000	$8,879,000
State net operating loss carry forwards	820,000	786,000
CP Technologies deferred tax liability	(341,000)	—
CP Technologies LLC suspended losses	1,484,000	—
Other	171,000	(127,000)
Deferred tax asset	11,207,000	9,538,000
Valuation allowance	(11,207,000)	(9,538,000)
Net deferred tax asset	$—	$—

As of December 31, 2011 the Company had federal and state net operating loss carry forwards of approximately $26.7 million and $18.4 million, respectively, expiring during the years 2012 through 2031.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes.

The differences between the benefit for income taxes and income taxes computed using the U.S. federal income tax rate was as follows:

	For the Years Ended December 31,
	2011	2010
Benefit computed using statutory rate (34%)	$(1,637,000)	$(767,000)
Change in valuation allowance	1,669,000	723,000
State income tax	(209,236)	(98,000)
Other permanent differences	39,190	29,400
Stock accretion	156,000	115,000
Provision for income taxes	$17,954	$2,400

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

Interest and penalties associated with uncertain tax positions are recognized as a component of income tax expense. The liability for payment of interest and penalties was $0 as of December 31, 2011 and 2010, respectively.

The Company is subject to examination in the United States for calendar years ending December 31, 2008 and later.

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

On July 29, 2010, the Company amended its Amended and Restated Articles of Incorporation, as amended, by filing a Second Amended and Restated Certificate of Designation designating 250,000 shares of its Preferred Stock as Series E Convertible Preferred Stock (“Series E Preferred”). Each share of Series E Preferred Stock is convertible into such number of fully paid and nonassessable shares of Class A Common Stock of the Company as is determined by dividing the amount of $10.00 per share (as adjusted for stock splits, stock dividends, reclassification and the like) by the Conversion Price (defined in the following sentence) applicable to such share in effect on the date the certificate is surrendered for conversion. The Conversion Price per share of Series E Preferred is 80% of the volume weighted average price of the Class A Common Stock; provided, however, that in no event will the Conversion Price be less than $1.00 per share. Series E Preferred may be converted to Class A Common stock 18 months after issuance and is mandatorily convertible to Class A Common Stock 36 months after issuance. A total of 97,500 shares were issued in connection with the acquisition of Vitality on July 30, 2010. See Notes 3 and 17.

Stock Warrants:

As of December 31, 2011, the Company had 3,750 warrants outstanding for Class A Common Stock which are exercisable as follows:

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

At the same annual meeting of the shareholders, the Company's shareholders also voted to amend the Company’s Articles of Incorporation to create two classes of common stock, Class A Common Stock and Class B Common Stock. The Articles authorize 75 million shares of common stock, of which 65 million shares are designated as Class A Common Stock and 10 million shares are designated as Class B Common Stock. Holders of Class A Common Stock are entitled to one vote per share, and holders of Class B Common Stock are entitled to ten votes per share, on any matter submitted to the shareholders. Effective immediately after the Reverse Stock Split, each share of common stock outstanding was automatically converted into one share of Class A Common Stock.

The consolidated financial statements and notes thereto have been retroactively restated to reflect the Reverse Stock Split and such conversion for all periods presented.

11. Loss Reimbursement

The Company’s Servicing Agreement with CarePayment, LLC provided for CarePayment, LLC to pay additional compensation equal to the Company’s actual monthly losses for the first quarter of 2010 and an amount equal to 50% of actual monthly losses for the second quarter of 2010. This additional compensation was intended to reimburse the Company for transition costs that were not specifically identifiable. For the six months ended June 30, 2010, the period of the agreement, the Company recorded a loss reimbursement of $1,241,912, as other income.

12. Earnings (Loss) per Common Share

The shares used in the computation of the Company’s basic and diluted loss per common share are reconciled as follows:

	Years Ended December 31
	2011	2010
Weighted average basic common shares outstanding	10,231,119	6,307,846
Dilutive effect of convertible preferred stock (a)	-	-
Dilutive effect of warrants (a)	-	-
Dilutive effect of employee stock options (a)	-	-
Weighted average diluted common shares outstanding (a)	10,231,119	6,307,846

(a)   Common stock equivalents outstanding for the year ended December 31, 2011 and 2010 excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method are: warrants to purchase 3,750 and 4,417 shares, respectively, of Class A Common Stock, 1,200,000 shares of Series D Preferred Stock convertible to purchase shares of Class A Common Stock and 97,500 shares of Series E Preferred Stock based on the conversion calculation described in Note 10, and stock options to purchase 754,139 and 897,950 shares, respectively, of Class A Common Stock.

13. Employee Benefit Plans

Stock Incentive Plan

In February 2010, the Company adopted the 2010 Stock Option Plan (the “Plan”) pursuant to which the Company may grant restricted stock and stock options for the benefit of selected employees and directors. The Plan was amended in September 2010 to increase the number of shares of Class A Common Stock that may be issued under the Plan to 1,000,000 shares. Grants are issued at prices equal to the estimated fair market value of the stock as defined in the plan on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria; all current grants outstanding are time-based vesting instruments. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of share based options granted is calculated using the Black-Scholes option pricing model. A total of 186,960 shares of Class A Common Stock are reserved for issuance under the Plan at December 31, 2011.

The Company accounts for stock-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the statement of operations as operating expense based on their fair value over the requisite service period.

The Company’s policy is to issue new shares of stock on exercise of stock options.

A total of 897,500 stock options were issued in February and July during the year ended December 31, 2010; there were no stock options issued during the year ended December 31, 2011. For stock options issued in February 2010 and July 2010, the following assumptions were used:

	February 2010	July 2010	Weighted Average
Expected life (in years)	5.5	6.0	5.6
Expected volatility	40.90%	39.65%	40.75%
Risk free interest rate	2.58%	1.95%	2.5%
Expected dividend	-	-	-
Fair value per share	$0.061	$0.057	$0.061

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

A summary of option activity under the Plan as of December 31, 2011 and changes during the years ended December 31, 2011 and 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2009	-	$-
Granted	897,950	0.19
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2010	897,950	$0.19	9.1
Granted	-	-
Exercised	(58,901)	0.20
Forfeited	(84,910)	0.16
Outstanding at December 31, 2011	754,139	$0.20	8.1

Exercisable at December 31, 2011	484,273	$0.20	8.1

The Company recorded compensation expense for the years ended December, 31, 2011 and 2010 of $14,821 and $31,309, respectively, for the estimated fair value of options issued. As of December 31, 2011, there was $3,243 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 0.9 years as of December 31, 2011.

During the year ended December 31, 2011, in a cashless exercise transaction, a total of 58,901 options were exercised resulting in the issuance of 37,731 shares and the cancelation of 21,170 options as consideration for the exercise price. The intrinsic value of options exercised during the year ended December 31, 2011 totaled $79,516. The Company issues new shares as settlement of options exercised. There were no options exercised during the year ended December 31, 2010.

401(k) Savings Plan

Employees of the Company are eligible to participate in a 401(k) Savings Plan. The Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation that employees contribute to the plan; the Company’s matching contributions vest immediately. The Company recorded expense of $82,360 and $52,437 for the years ended December 31, 2011 and 2010, respectively.

14. Commitments and Contingencies

Operating Leases:

The Company and its subsidiaries lease office space and personal property used in their operations from Aequitas, an affiliate. Beginning in 2011, the Company and its subsidiary lease space in San Francisco, California. At December 31, 2011, the Company's aggregate future minimum payments for operating leases with the affiliate having initial or non-cancelable lease terms greater than one year are payable as follows:

Year	Required Minimum Payment
2012	$329,085
2013	$339,428
2014	$349,978
2015	$108,585
2016	$18,240

For the years ended December 31, 2011 and 2010, the Company incurred rent expense of $260,317 and $238,563, respectively.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet arrangements.

Litigation:

From time to time, the Company may become involved in ordinary, routine or regulatory legal proceedings incidental to the Company’s business. As of the date of this Report, we are not engaged in any such legal proceedings nor are we aware of any other pending or threatened legal proceeding that, singly or in the aggregate, could have a material adverse effect on the Company.

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

The fair value of the Company’s mandatorily redeemable convertible Series D Preferred issued on December 30, 2009 and April 15, 2010 was determined using a dividend discount model; for the April 15, 2010 sale of the Series D Preferred, the proceeds from the sale were allocated to the debt and attached warrant based on the relative fair values of each instrument at the time of issuance; the intrinsic value of the beneficial conversion feature was computed and recorded as a discount to the Series D Preferred and Additional Paid-In Capital. The assumptions used in the fair value calculation at December 31, 2010 would be the same at December 31, 2011. The difference between the fair value at issue date and the redemption value is being accreted into expense over the period to redemption in January 2013 using the level yield method. The fair value of the Series D Preferred at December 31, 2011 is $12,565,257 based on a discounted cash flow model.

The fair value of the notes payable was calculated using our estimated borrowing rate for similar types of borrowing arrangements for the years ended December 31, 2011 and December 31, 2010. The Company’s estimated borrowing rate has not changed; therefore, the carrying amounts reflected in the consolidated balance sheets for notes payable approximate fair value.

16. Related-Party Transactions

Effective January 1, 2010, Aequitas began providing CP Technologies certain management support services such as accounting, financial, human resources and information technology services, under the terms of the Administrative Services Agreement dated December 31, 2009. The total fee for the services was originally $65,100 per month. For 2011, the fee was $46,200 per month based upon reduced services provided in 2011. Both parties may change the services (including terminating a particular service) upon 180 days prior written notice to the other party, and the Administrative Services Agreement is terminable by either party on 180 days’ notice. The Company paid fees under the Administrative Services Agreement to Aequitas of $554,304 and $781,200 for the years ended December 31, 2011 and 2010, respectively, which are included in sales, general and administrative expense. Additionally, the Company paid Aequitas $66,175 for legal compliance work performed by Aequitas in-house legal team during 2011 and a $50,000 success fee related to our acquisition of a corporation during 2010. (See Note 17 for a description of amendments to the Administrative Services Agreement.)

Under the terms of the Sublease dated December 31, 2009 between CP Technologies and Aequitas, CP Technologies leases certain office space and personal property from Aequitas pursuant to the Sublease. The rent for the real property was $12,424 per month in 2010, and subject to increases of 3% each year beginning January 1, 2011. The rent for the personal property was $6,262 per month in 2010, and CP Technologies also pays all personal property taxes related to the personal property it uses under the Sublease. In 2011 proposed changes went into effect where real property rent was fixed at $13,115 per month for 2011 and 2012 and personal property rent set at $6,116 per month. The Company paid fees under the Sublease to Aequitas of $230,772 and $224,235 for the years ended December 31, 2011 and 2010, respectively, which are included in sales, general and administrative expense.

Effective on December 31, 2009, the Company and Aequitas entered into an amended and restated Advisory Agreement (“Advisory Agreement”). Under the terms of the Advisory Agreement, Aequitas provides services to the Company relating to strategy development, strategic planning, marketing, corporate development and such other advisory services as the Company reasonably requests from time to time. The Company pays Aequitas a monthly fee of $15,000 for such services. In addition, Aequitas will receive a success fee in the event of certain transactions entered into by the Company. The Company paid fees under the Advisory Agreement to Aequitas of $180,000 and $230,000 for the years ended December 31, 2011 and 2010, which are included in sales, general and administrative expense. 2010 includes a $50,000 success fee related to the acquisition of Vitality. See Note 3.

Effective December 31, 2009, a Royalty Agreement was entered into between CP Technologies and Aequitas, whereby CP Technologies pays Aequitas a royalty based on new products (the "Products") developed by CP Technologies or its affiliates or co-developed by CP Technologies or its affiliates and Aequitas or its affiliates and that are based on or use the Software. The royalty is equal to (i) 1.0% of the net revenue received by CP Technologies or its affiliates and generated by the Products that utilize funding provided by Aequitas or its affiliates, and (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by CP Technologies or its affiliates that do not utilize such funding. On January 1, 2011, an addendum to the Royalty Agreement was entered into between CP Technologies and Aequitas, whereby Aequitas agreed to pay CP Technologies a $500,000 fee for improvements to the existing CarePayment® program platform to accommodate additional portfolio management capability and efficiency as mutually agreed in writing. The Company recorded royalty fees under the Royalty Agreement with Aequitas for the years ended December 31, 2011 and 2010 of $500,000 and $0, respectively.

Beginning January 1, 2010, the Company recognized revenue in conjunction with the Servicing Agreement with CarePayment, LLC. CarePayment, LLC pays the Company a servicing fee based on the total funded receivables being serviced, an origination fee on newly generated funded receivables, and a “back-end fee” based on CarePayment, LLC’s quarterly net income, adjusted for certain items. The Company received fee revenue under this agreement of $6,100,143 and $5,867,717 for the years ended December 31, 2011 and 2010. Additionally the Company recorded implementation revenue of $150,000 and $65,000 for implementation services provided to CarePayment, LLC for the years ended December 31, 2011 and 2010.

CarePayment, LLC also paid the Company additional compensation equal to the Company’s actual monthly losses for the first quarter of 2010, and an amount equal to 50% of actual monthly losses for the second quarter of 2010. The Company received $1,241,912 under this agreement for the year ended December 31, 2010. See Note 11.

During 2011 the Company paid off a note payable to MH Financial, as described in Note 7. The Company recorded interest expense on the note payable to MH Financial of $45,900 and $154,739 for the years ended December 31, 2011 and 2010, respectively. The Company repaid a note payable to Aequitas in June 2010 and recorded interest expense on the note of $14,045 for the year ended December 31, 2010. The Company paid $195 of interest expense to Aequitas Commercial Finance, LLC, an affiliate of Aequitas, for the year ended December 31, 2010. On September 29, 2011 the Company established a Line of Credit with Aequitas Commercial Finance at a rate of 11% per annum. Principal balance on the Line at December 31, 2011 was $3,631,000. Interest paid on the line in 2011 was $56,240 with no interest accrued and unpaid at December 31, 2011.

The Company had a receivable of $277,120 and $28,616 due from CarePayment, LLC for servicing fees as of December 31, 2011 and 2010, respectively. The Company had a receivable of $3,143 due from Aequitas Income Opportunity Fund, LLC, an affiliate of ACF, for servicing fees as of December 31, 2011. The Company had accrued interest payable to MH Financial of $423,210 as of December 31, 2010. Additionally, the Company has an advance payment from CarePayment, LLC in the amount of $42,664 and $47,442 and a deposit $4,917 and $19,987 on the purchase of loans receivable from an Aequitas affiliate, both of which are recorded as a related party liability on the consolidated financial statements, as of December 31, 2011 and 2011, respectively.

Vitality purchases healthcare receivables from healthcare providers on a non-recourse basis. Vitality sells the receivables to an affiliate at the net book value of the consumer loans and the Company continues to service the loans. As of December 31, 2011 and December 31, 2010, there were no loan receivable balances outstanding, although the Company was servicing $68,000 and $84,000 of loans receivable, respectively, which have been sold to an affiliate.

17.  Subsequent Events

On December 31, 2011, the Company's subsidiary, CP Technologies LLC entered into an Amended and Restated Administrative Services Agreement (the "Restated Administrative Services Agreement") with Aequitas. The Restated Administrative Services Agreement amends and restates in its entirety that certain Administrative Services Agreement dated December 31, 2009 between CP Technologies and Aequitas. Under the Restated Administrative Services Agreement, Aequitas continues to provide CP Technologies with management support services such as accounting, human resources and information technology services (collectively, the "Management Services"). The total fee for the Management Services as of January 1, 2012 is approximately $56,200 per month, which fees increase by 3% on January 1 of each year beginning on January 1, 2013 unless otherwise agreed by the parties. Either party may change the Management Services (including terminating a particular service) upon 180 days prior written notice to the other party, and the Restated Administrative Services Agreement is terminable by either party on 180 days notice.

Additionally, CP Technologies terminated all of its employees effective December 31, 2011 (the "Former CPT Employees") and each Former CPT Employee was hired by Aequitas. Pursuant to the Restated Administrative Services Agreement: (1) Aequitas will loan each Former CPT Employee to CP Technologies for the purpose of providing services to CP Technologies, and (2) CP Technologies has the right to designate additional persons to be hired by Aequitas for the purpose of providing services to CP Technologies and to terminate the employment of any persons employed by Aequitas for the purpose of providing services to CP Technologies. CP Technologies is required by the Restated Administrative Services Agreement to reimburse Aequitas for the actual costs that Aequitas incurs to provide employees to CP Technologies.

In January 2012, the Series E Convertible Preferred Stock of the Company became eligible for conversion into shares of the Company’s Class A Common Stock. Through March 30, 2012, 3,174 shares of Series E Convertible Preferred Shares have been converted into 26,450 shares of Class A Common Stock.

On March 5, 2012, the Company and ACF entered into Amendment No. 2 of the Business Loan, pursuant to which the aggregate principal amount that the Company may borrow under the Business Loan was increased from $4,500,000 to $8,000,000, and the interest rate on the outstanding principal balance due under the Business Loan was increased from 11% per annum to 12.5% per annum beginning on the effective date of Amendment No. 2. As of March 21, 2012, the Company had borrowed an aggregate amount of $4,731,000 from ACF under the Business Loan.

Item 9.  Changes in and Disagreement With Accountants on Accounting and Financial Disclosure

Not Applicable

 Item 9A.  Controls and Procedures

Attached as exhibits to this Report are certifications (the "Certifications") of the Company's principal executive officer and principal financial officer, which are required pursuant to Rule 13a-14 of the Exchange Act.  This Item 9A of this Report includes information concerning the controls and controls evaluation referenced in the Certifications.  This Item 9A of this Report should be read in conjunction with the Certifications for a more complete understanding of the matters presented.

Evaluation of disclosure controls and procedures

The Company's President and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act as of December 31, 2011.  Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not designed at a reasonable assurance level nor are they effective to give reasonable assurance that the information the Company must disclose in reports filed with the SEC are properly recorded, processed, summarized, and reported as required, and that such information is not accumulated and communicated to its management, including its President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company’s President and Chief Financial Officer, after evaluating the effectiveness of its “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of December 31, 2011, the Company’s disclosure controls and procedures were not effective due to the existence of a material weakness in its internal control over financial reporting, as discussed below.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management evaluated, under the supervision and with the participation of our President and Chief Financial Officer, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

Based on its evaluation under the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2011, due to the existence of a material weakness, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers (generally issuers with a public float under $75 million) from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

 Material Weakness Identified

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2011, management identified a material weakness resulting from insufficient corporate governance policies. Although the Company does have a code of ethics which provides broad guidelines for corporate governance, its corporate governance activities and processes are not always formally documented.

Plan for Remediation of Material Weaknesses

During 2011, the Company expanded its Board of Directors from two to four directors. During 2012, the Company plans to formally document corporate governance policies and processes, including the appointment of an Audit Committee.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Act.

The following table sets forth the names of the directors and officers of the Company.  Also set forth is certain information with respect to each such person's age at December 31, 2011, principal occupation or employment during at least the past five years, the periods during which he or she has served as a director of the Company and positions currently held with the Company.

Name	Age	Position
Craig J. Froude	45	Interim President.
Patricia J. Brown	53	Chief Financial Officer
Brian A. Oliver	47	Director
Andrew N. MacRitchie	48	Director
William C. McCormick	78	Director
James T. Quist	63	Director
G. Joseph Siedel	35	Secretary, CP Technologies LLC Senior Vice President – Operations

Craig J. Froude was appointed the interim President of the Company on December 31, 2011. Mr. Froude is a seasoned executive, having been a successful leader at a variety of technology and healthcare organizations over the past 20 years. In 1996, Mr. Froude founded WellMed, Inc. and served as its Chairman and Chief Executive Officer until WellMed was acquired by WebMD in late 2002. WellMed delivered private portal solutions to large employers and health plans that helped employees and members make more informed benefit, treatment and provider choices by giving them access to personalized health and benefit decision support technology. After WellMed’s acquisition by WebMD, Mr. Froude served as an Executive Vice President and General Manager of WebMD Health Services, WebMD’s private portals business, from 2002 through 2009 and as President of WebMD Health Services until April 2011. Mr. Froude graduated from Oregon State University with a B.S. degree in Finance.

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

Brian A. Oliver is, and has been since April 15, 2010, a director of the Company. From December 30, 2009 until October 22, 2010, he also served as Secretary of the Company. Mr. Oliver joined Aequitas in 1997 and currently is an Executive Vice President of Aequitas. Aequitas is an alternative investment firm providing equity and commercial finance products to the middle-market, healthcare and education sectors. Before joining Aequitas, Mr. Oliver spent over 15 years in corporate banking with particular expertise in financing middle-market companies in a wide variety of industries. His experience includes consulting and refinancing for distressed or high-growth companies; structuring acquisition financing for leveraged management buyouts, real estate transactions, and structuring working capital and equipment loans. He became an Aequitas shareholder in 1999. Mr. Oliver has a B.S. in Business from Oregon State University with an emphasis in Finance and a minor in Economics. He serves on the boards of both the Austin Entrepreneurship Program at Oregon State University, and Adelante Community Development Corporation, a non-profit organization focused on affordable housing development for the Latino and other low income communities. Mr. Oliver is qualified to serve as a director of the Company due to his background in finance.

Andrew N. MacRitchie was appointed a director of the Company on November 7, 2011. Mr. MacRitchie has over 25 years of experience in general and executive management roles. He brings considerable experience in strategy, regulation and large company operations with a focus on mergers and acquisitions. Before joining Aequitas he was Executive Vice President and member of the Board of Directors of PacifiCorp, a $10 billion electric utility operating in six western states. In 1999 Mr. MacRitchie led the federal and state approval processes for Scottish Power’s acquisition of PacifiCorp. He went on to head the business unit responsible for the operational management of PacifiCorp’s $4 billion asset base with 2,600 employees involved in providing electric distribution, transmission and customer service for 1.5 million customers.  Mr. MacRitchie’s last role with PacifiCorp was leading the US end of the company’s sale in 2006 to a Berkshire Hathaway affiliate, MidAmerican Energy Holdings. Mr. MacRitchie is a member of the Aequitas Public Securities Investment Committee. Mr. MacRitchie holds an honors degree in electronics and electrical engineering as well as an MBA from Strathclyde Graduate Business School in Scotland. He also completed an Executive Development Program at Wharton Business School in 1996. Mr. MacRitchie is qualified to serve as a director of the Company based on his considerable experience in operations and management.

William C. McCormick was appointed a director of the Company on December 31, 2011. Mr. McCormick is a member of the Aequitas Advisory Board where he provides strategic counsel and guidance to the Aequitas executive team. He is also a member of the Aequitas Public Securities Investment Committee. Mr. McCormick was Chairman and CEO of Precision Castparts Corp (PCP on NYSE) for 18 years and instrumental in growing the revenues from $140M to $3.2B during his tenure. Prior to PCP, he was at General Electric Company for 30 years, going from drafting trainee to Manufacturing General Manager of a $1B division. He also achieved the rank of Sgt. in the U.S. Army and subsequently received a Bachelor of Science degree in Mathematics from the University of Cincinnati. He was named by the Portland Business Journal as one of the top 20 business leaders during the period of 1985-2005. Based on his previous experience working in large, publicly traded companies, Mr. McCormick is qualified to serve as a director of the Company.

James T. Quist joined the Company on February 7, 2010 as Chairman, Chief Executive Officer and President. On December 31, 2011, Mr. Quist resigned as the Company’s Chairman, Chief Executive Officer and President. He continues to serve as a director. Prior to joining the Company, Mr. Quist served as Executive Chairman of MedeFinance, Inc. from 2006 to 2009 and as Chief Executive Officer and Chairman from 2001 to 2006 Mr. Quist founded MedeFinance, Inc. in 2001. He also founded Paradigm Integrated Networks, Inc. and Paradigm Health, Inc. in 1994. These companies provide electronic claims transaction processing and revenue cycle services that leveraged technology to create operational efficiency. Mr. Quist attended the University of Washington and served in the U.S. Merchant Marines. Mr. Quist is qualified to serve as a director of the Company due to his experience in the health care industry and his knowledge of the Company.

G. Joseph Siedel was appointed Senior Vice President – Operations of CP Technologies effective July 30, 2010 and Secretary of the Company effective July 15, 2011. Prior to joining CP Technologies, Mr. Siedel was the Chief Operating Officer and co-founder of Vitality Financial, Inc., which provided advanced payment and receivables management to medical providers and patients nationwide. Mr. Siedel worked at Vitality Financial, Inc. from 2007 until it was acquired by the Company on July 30, 2010. From 2005 to 2007, Mr. Siedel worked as a consultant for Bain & Company, Inc., a global business consulting firm. At Bain & Company, Mr. Siedel worked with clients in a variety of industries, providing operational and strategic consulting services. Mr. Siedel attended Stanford University and the Stanford University Graduate School of Business.

Officers serve at the discretion of the Board of Directors.  There are no family relationships among any of our directors and executive officers.

Audit Committee

We do not have a separately designated audit committee. Currently, our Board of Directors acts as our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file with the SEC. Based solely on our review of the copies of such forms that we received during the fiscal year ended December 31, 2011, we believe that each person who at anytime during such fiscal year was a director, officer or beneficial owner of more than 10% of our Class A Common Stock complied with all Section 16(a) filing requirements during such fiscal year.

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

Nominees for Board of Directors

During 2011, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding aggregate compensation paid during 2011 and 2010 to our named executive officers:

Name	Principal Position	Year	Salary	Commissions	Bonus		Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total
James T. Quist	Chairman, Chief Executive Officer and President	2010	$290,625	$—		$—	$—	$27,015	$—	$—	$317,640

		2011	325,000			150,000		14,206			489,206
Patricia J. Brown	Chief Financial Officer	2010	$—	$—		$—	$—	$—	$—	$—	$—

		2011	$—	$—		$—	$—	$—	$—	$—	$—
Christopher Chen	Secretary; CP Technologies LLC Senior Vice President - Financial Products	2010	$104,167	$—	$		$—	$439	$—	$3,719	$107,886

		2011	192,708					(439)		5,377	197,646
G. Joseph Siedel	Secretary, CP Technologies LLC Senior Vice President – Operations	2010	$104,167	$—	$		$—	$439	$—	$4,167	$108,773

		2011	250,000					1,054		9,583	260,637
Scott Johnson	Senior Vice President - Sales	2010	$165,000	$30,628	$		$—	$3,416	$—	$4,661	$203,705

		2011	165,000	64,089						86,090	315,179

(1) Represents the grant date fair value of options granted in 2010, disregarding estimated forfeitures, estimated using the Black-Scholes option pricing mode. The assumptions made in determining the grant date fair values of options are disclosed in Note 13 of the Notes to Consolidated Financial Statements.

(2) Represents Company matching contributions under our 401(k) plan and stock option exercise.

Employment Agreements

Quist Employment Agreement

On February 10, 2010, the Company entered into an employment agreement with James T. Quist (the "Quist Employment Agreement"), who, until December 31, 2011, was the Executive Chairman, Chief Executive Officer and President of the Company. The Quist Employment Agreement provided for a term that continued until Mr. Quist's death or retirement or until otherwise terminated as provided in the Quist Employment Agreement. Effective December 31, 2011, Mr. Quist resigned as the Company's Executive Chairman, Chief Executive Officer and President, as an officer of CP Technologies and as an officer and director of the Company's other subsidiaries, Vitality and Moore. In connection with his resignation, Mr. Quist and the Company entered into a Separation Agreement (the "Quist Separation Agreement").

Under the Quist Employment Agreement, the Company paid Mr. Quist a salary of $325,000 per year (the "Base Salary") and he was eligible to receive discretionary incentive compensation each year based on the results of financial operations of the Company and the achievement of individual performance objectives established each year by the Company's Board of Directors.

Under the terms of the Quist Separation Agreement, Mr. Quist will continue to receive the Base Salary through December 31, 2012 in accordance with the Company's ordinary payroll procedures, including deductions of appropriate withholding and employment taxes as required by law. Mr. Quist is entitled to participate in the Company's group health insurance plan(s) through December 31, 2012 or, if earlier, the date that Mr. Quist is covered under another employer-sponsored plan. Thereafter, Mr. Quist may elect to continue to participate in the Company's group health insurance plan in accordance with federal COBRA law.

Mr. Quist was previously granted an option to purchase 698,678 shares of the Company's Class A Common Stock. Pursuant to the Quist Separation Agreement, that option fully vested on February 10, 2012 and may be exercised at any time on or before June 30, 2012.

The above descriptions are qualified in their entirety by the actual language of the Quist Employment Agreement and Quist Separation Agreement, copies of which are attached as exhibits to this Form 10-K.

CP Employment Agreements

Effective July 30, 2010, the Company's subsidiary, CP Technologies, entered into employment agreements (the "CP Employment Agreements") with George Joseph Siedel and Christopher Chen (collectively, the "Executives"). The CP Employment Agreements have an indefinite term and provide for employment of the Executives on an at-will basis.

Pursuant to the CP Employment Agreements, the Executives receive an annual base salary of $250,000, medical and dental benefits, paid time off and reimbursement of business expenses, and are entitled to participate in CP Technologies' 401(k) plan. As further consideration for their services, each Executive is eligible to receive discretionary incentive compensation each year based upon the results of the financial operations of CP Technologies and the Executive achieving individual performance objectives. In addition, upon execution of the CP Employment Agreements, the Company granted each Executive a nonstatutory option to purchase 55,460 shares of the Company's Class A Common Stock at an exercise price of $0.14 per share.

The CP Employment Agreements contain non-solicitation clauses pursuant to which the Executives agree not to solicit any clients or employees of CP Technologies or its affiliates for a period of 24 months following termination of employment.

If an Executive is terminated without cause (as defined in the CP Employment Agreement) the Executive is entitled to receive continuation of base salary payments and health insurance benefits for 12 months following the effective date of termination. The continuation of base salary payments will be made as follows: (a) 50% of base salary if the Executive has less than 1 year of service, and (b) 100% of base salary if the Executive has more than 1 full year of service. If an Executive is terminated due to a control transfer, the Executive is entitled to continue receiving base salary payments (at the rate then in effect) and health insurance benefits for the period of time following the effective date of termination equal to 12 months plus an additional month for every year of service, up to a maximum of 24 months.

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

Effective July 15, 2011, Mr. Chen was terminated without cause as Secretary of the Company and as Senior Vice President – Financial Products of CP Technologies. In connection with his termination, Mr. Chen and CP Technologies entered into a Separation Agreement (the "Chen Separation Agreement"). Under the terms of the Chen Separation Agreement and pursuant to his CP Employment Agreement, Mr. Chen was paid his normal base salary at his current rate through July 15, 2011, less standard tax withholdings and deductions, and will continue through July 15, 2012 to be paid 50% of his normal base salary in accordance with the Company's ordinary payroll procedures, including deductions of appropriate withholding and employment taxes as required by law. Mr. Chen will continue to participate in the Company's group health insurance plan through July 31, 2012 or, if earlier, the date that Mr. Chen is covered under another employer-sponsored plan. The Company will continue Mr. Chen's health insurance benefits under the plans in effect for employees of CP Technologies generally and subject to plan participation rules. CP Technologies will cover the monthly premiums associated with continued health insurance coverage through July 31, 2012. Thereafter, Mr. Chen may elect to continue to participate in the group health insurance plan of CP Technologies in accordance with federal COBRA law.

The above descriptions are qualified in their entirety by the actual language of the CP Employment Agreements and Chen Separation Agreement, copies of which are attached as exhibits to this Form 10-K.

Scott Johnson Resignation

Effective September 30, 2011, Scott Johnson resigned as Senior Vice President – Financial Products of the Company. In connection with his resignation, Mr. Johnson and the Company entered into a Separation Agreement (the "Johnson Separation Agreement"). Under the terms of the Johnson Separation Agreement, Mr. Johnson will continue to be paid his normal base salary through March 31, 2012 in accordance with the Company's ordinary payroll procedures, including deductions of appropriate withholding and employment taxes as required by law. Mr. Johnson continued to participate in the Company's group health insurance plan through September 30, 2011 and thereafter had the option to continue to participate in the Company's group health insurance plan in accordance with federal COBRA law.

Amended and Restated Advisory Services Agreement

On December 31, 2011, CP Technologies entered into an Amended and Restated Administrative Services Agreement (the "Restated Administrative Services Agreement") with Aequitas. The Restated Administrative Services Agreement amends and restates in its entirety that certain Administrative Services Agreement dated December 31, 2009 between CP Technologies and Aequitas. Under the Restated Administrative Services Agreement, CP Technologies terminated all of its employees effective December 31, 2011 (the "Former CPT Employees") and Aequitas hired each Former CPT Employee. Pursuant to the Restated Administrative Services Agreement: (1) Aequitas loans each Former CPT Employee to CP Technologies for the purpose of providing services to CP Technologies, and (2) CP Technologies has the right to designate additional persons to be hired by Aequitas for the purpose of providing services to CP Technologies (together with the Former CPT Employees, the "Dedicated CPT Employees") and to terminate the employment of any Dedicated CPT Employee. Subject to Aequitas' approval, CP Technologies establishes the salaries or wages and any bonus or other incentive compensation paid to the Dedicated CPT Employees. CP Technologies reimburses Aequitas for 100% of the costs Aequitas incurs to provide the Dedicated CPT Employees, including salaries and wages, FICA, FUTA, SUTA, workers' compensation insurance, fringe benefits, general liability insurance, other state, local or federal tax requirements, and an allocable portion of any other reasonable costs and expenses.

Outstanding Equity Awards at December 31, 2011

	Options Awards

Name	Number of Shares Underlying Unexercised Options Exercisable		Number of Shares Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Shares Underlying Unexercised Unearned Options	Options Exercise Price	Options Expiration Date

James T. Quist	698,679	(1)	—		—	0.20	2/10/2020
Patricia J. Brown	—		—		—	—	—
Christopher Chen	—		—		—	—	—
G. Joseph Siedel	18,487	(2)	36,973	(3)	—	0.14	7/30/2020
Scott Johnson	—		—		—	—	—

(1) Vested 100% on February 10, 2012 pursuant to the Quist Separation Agreement.

(2) Vested one-third on July 30, 2011.

(3) An additional one-third will vest on July 30, 2012, and the remaining one-third will vest on July 30, 2013.

Option Grants in Last Fiscal Year

The Company did not grant any options during 2011.

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

Due to the financial condition of the Company, no payments or stock grants were made to the members of the Board of Directors during 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of March 30, 2012, with respect to the beneficial ownership of our Common Stock and Preferred Stock by: (i) each shareholder known by us to be the beneficial owner of more than 5% of any class or series of our Common Stock or Preferred Stock; (ii) each of our directors; (iii) our President and Chief Financial Officer and our other executive officers; (iv) all of our directors and executive officers as a group; and (v) Aequitas Holdings and its affiliates as a group. Unless otherwise indicated, the address of each person listed below is: c/o CarePayment Technologies, Inc., 5300 Meadows Road, Suite 400, Lake Oswego, Oregon 97035.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Class A Common Stock issuable on exercise of currently exercisable or convertible securities or securities exercisable or convertible within 60 days of March 30, 2012 are deemed beneficially owned and outstanding for purposes of computing the percentage owned by the person holding such securities, but are not considered outstanding for purposes of computing the percentage of any other person. Unless otherwise noted, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite that shareholder's name.

Class B Common Stock is identical to Class A Common Stock, except that Class A Common Stock is entitled to one vote per share and Class B Common Stock is entitled to 10 votes per share on each matter submitted to a vote of our shareholders. The share numbers identified in the following table reflect the effects of the 1-for-10 reverse stock split approved by our shareholders on March 31, 2010.

The percent of classes and series set forth below are based on the following issued and outstanding shares as of March 30, 2012:

Class A Common Stock	2,654,968
Class B Common Stock	8,010,092
Series D Preferred Stock	1,200,000
Series E Preferred Stock	94,326

Name and Address of Beneficial Owner	Class A Common Stock		Percent of Class	Class B Common Stock		Percent of Class	Series D Preferred Stock	Percent of Series	Series E Preferred Stock	Percent of Series
Patricia J. Brown	0		**
Christopher Chen	0		**
Craig Froude	0		**
Scott Johnson	37,731		1.4%
Andrew N. MacRitchie	0		**
William C. McCormack	0		**
John Meek	0		**
Brian A. Oliver	0		**
James T. Quist	698,678	(1)	20.8%
George J. Siedel	18,487	(2)	**
Aequitas Holdings, LLC*	7,910,092	(3)	74.9%	7,910,092	(7)	98.8%
Aequitas Capital Management Inc.*	59,227		2.2%
Aequitas CarePayment Founders Fund, LLC*	13,200,000	(4)	90.1%				1,200,000	100.0%
Aequitas Catalyst Fund, LLC*	462,603		17.4%
Aequitas Commercial Finance, LLC*	11,260		**
Andrew Housser 285 Ridgeway Road, Woodside, CA 94062									4,535	4.8%
Bradford Stroh 25 Saddleback, Portola Valley, CA 94028									9,070	9.6%
Cambria Ventures, LLC 2055 Woodside Road, Suite 195, Redwood City, CA 94061									9,070	9.6%
Central Illinois Anesthesia Services Ltd. Profit Sharing Plan									4,535	4.8%
Housatonic Principals Fund, LLC 44 Montgomery Avenue, Suite 4010, San Francisco, CA 94104									22,675	24.0%
QMC Partners – D, LLC 1450 Ashford Avenue – PH, San Juan, Puerto Rico, 00907									4,535	4.8%
Zishan Investments, LLP Reforma 2570-117, Lomas Chapultepec, 11000 C.P., Mexico, D.F., Mexico									18,139	19.2%
Directors and Executive Officers as a Group (9 Persons)	717,165	(5)	21.3%
Aequitas and its affiliates as a Group (14 Persons)	22,360,347	(6)	96.0%	7,910,092		98.8%	1,200,000	100.0%

(1) Includes 698,678 shares currently issuable upon exercise of stock options.

(2) Includes 18,487 shares currently issuable upon exercise of stock options.

(3) Includes 7,910,092 shares currently issuable upon conversion of Class B Common Stock.

(4) Includes 12,000,000 shares currently issuable upon conversion of the Series D Preferred Stock, assuming a 10- for-1 conversion rate.

(5) Includes 717,165 shares currently issuable upon exercise of options.

(6) Includes 20,627,257 shares issuable upon conversion or exercise of Preferred Stock and options.

(7) Class B Common Stock has 10 votes per share on all matters. Accordingly, these shares of Class B Common Stock represent approximately 94% of all votes eligible to be cast on matters submitted to the Company's shareholders as of March 30, 2012.

*Aequitas Management, LLC ("AML") may be deemed to have the indirect power to determine voting and investment decisions with respect to shares of the Company held by Aequitas Holdings, Aequitas, ACF, Aequitas Catalyst Fund, LLC ("Catalyst Fund") and Aequitas CarePayment Founders Fund ("Founders Fund"). All voting and investment decisions with respect to shares of the Company held by these entities are directly determined by each entity's, or its manager's, Public Securities Investment Committee ("PSIC"). Each PSIC is composed of at least two members. The members of the PSICs are appointed as follows:

•	The members of the PSIC of Aequitas Holdings are appointed by AML, the manager of Aequitas Holdings.
•	The members of the PSIC of Aequitas are appointed by its Board of Directors, which is elected by Aequitas Holdings, the sole shareholder of Aequitas. Aequitas is the manager of ACF.
•	Catalyst Fund and Founders Fund are each managed by Aequitas Investment Management, LLC ("AIM"). The PSIC of AIM makes voting and investment decisions regarding shares of the Company held by Catalyst Fund and Founders Fund. The members of the PSIC of AIM are appointed by its manager, Aequitas.

Andrew N. MacRitchie and William C. McCormick are the current members of each PSIC. The appointment by Aequitas Holdings, Aequitas and AIM of their respective PSIC members must be approved by at least three members of AML holding, in the aggregate, at least 50% of the membership interests of AML. Accordingly, AML may be deemed to have indirect voting and investment power with respect to shares of the Company held by Aequitas Holdings, Aequitas, ACF, Founders Fund and Catalyst Fund.

** Less than 1%.

There are no known arrangements the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

Effective February 10, 2010, the Company's Board of Directors adopted the CarePayment Technologies, Inc. 2010 Stock Incentive Plan (the "Plan"), which the Company’s shareholders approved at the annual meeting of shareholders held on March 31, 2010. The Plan is administered by the Board of Directors. The Company’s employees and directors are eligible to receive awards under the Plan, including stock options (which may constitute incentive stock options or non-statutory stock options) and restricted stock. The Company is authorized to issue up to 1,000,000 shares of the Company’s Class A Common Stock under the Plan, subject to adjustment as provided in the Plan.

The following table provides information as of March 30, 2012, with respect to the shares of the Company’s Class A Common Stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by security holders	754,139	$0.20	186,960

Equity compensation plans not approved by security holders	—	—	—

Total	754,139	$0.20	186,960

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

Administrative Services Agreement:

Effective January 1, 2010, Aequitas began providing CP Technologies with certain management support services, such as accounting, treasury, budgeting and other financial services, financial reporting and tax planning services, human resources services and information technology services (including providing an infrastructure platform, software management, voice and data services and desktop and platform support services) under the terms of an Administrative Services Agreement dated December 31, 2009. On December 31, 2011, CP Technologies and Aequitas amended and restated the Administrative Services Agreement (the “Restated Administrative Services Agreement”). Under the Restated Administrative Agreement, Aequitas continues to provide CP Technologies with management Support Services. In addition, effective December 31, 2011, CP Technologies terminated, and Aequitas hired and makes available to CP Technologies each of CP Technologies’ employees. Under the Restated Administrative Services Agreement, CP Technologies is required by the Restated Administrative Services Agreement to reimburse Aequitas for the costs it incurs to provide such employees to CP Technologies. Prior to 2011, the total fee for these services was approximately $65,100 per month. For 2011, the total fee for these services was $46,200 per month based upon reduced services provided during 2011. Either party may change the services (including terminating a particular service) upon 180 days prior written notice to the other party, and the Administrative Services Agreement is terminable by either party on 180 days’ notice. We paid fees to Aequitas under the Administrative Services Agreement of $554,304 and $781,200 for the years ended December 31, 2011 and 2010.

Sublease:

On December 31, 2009, CP Technologies and Aequitas entered into a Sublease to memorialize the lease of office space and personal property from Aequitas. Under the Sublease, the rent for the real property was $12,424 per month in 2010, and will increase by 3% each year beginning January 1, 2011. The rent for the personal property was $6,262 per month, and CP Technologies also pays all personal property taxes related to the personal property it uses under the Sublease. In 2011 proposed changes went into effect where real property rent was fixed at $13,115 per month for 2011 and 2012 and personal property rent set at $6,116 per month. The Company paid fees under the Sublease to Aequitas of $230,772 and $224,235 for the years ended December 31, 2011 and 2010, respectively, which are included in sales, general and administrative expense.

Advisory Services Agreement:

On June 27, 2008, we entered into an Advisory Services Agreement (the "Advisory Agreement") with Aequitas pursuant to which Aequitas has provided us with strategy development, strategic planning, marketing, corporate development and other advisory services as reasonably requested by us from time to time. Effective December 31, 2009, the Company and Aequitas amended and restated the Advisory Agreement. Under the terms of the amended and restated Advisory Agreement, Aequitas continues to provide us with strategy development, strategic planning, marketing, corporate development and such other advisory services as we reasonably request. We pay Aequitas a monthly fee of $15,000 for such services. We also agreed to pay success fees to Aequitas upon the successful completion of debt facilities provided by lenders to, or equity placements made by investors in, us, or our acquisition of targets that are identified by Aequitas. The success fee for those transactions will equal an amount between 1.5% and 5.0% of the transaction value. We also agreed to pay Aequitas success fees determined at mutually agreeable rates upon a sale of the Company and for new customer referrals made by Aequitas. We paid fees to Aequitas under the amended and restated Advisory Agreement of $180,000 for the years ended December 31, 2011 and 2010. Additionally, the Company paid Aequitas $66,175 for legal compliance work performed by Aequitas in-house legal team during 2011 and a $50,000 success fee related to our acquisition of a corporation during 2010.

Royalty Agreement:

Effective December 31, 2009, Aequitas and CP Technologies entered into a Royalty Agreement whereby CP Technologies pays Aequitas a royalty based on new products (the "Products") that are developed by CP Technologies or its affiliates or co-developed by CP Technologies or its affiliates and Aequitas or its affiliates and are based on or use the CarePayment proprietary accounting software system that was contributed to CP Technologies by Aequitas (the "Software") (see Item 1 of this Report for additional information regarding the Software). The royalty is calculated as either (i) 1.0% of the net revenue received by CP Technologies or its affiliates and generated by the Products that utilize funding provided by Aequitas or its affiliates, or (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by CP Technologies or its affiliates that do not utilize such funding. The Royalty Agreement was amended effective June 29, 2011 whereby Aequitas agreed to pay a total of $500,000 to CP Technologies by June 30, 2011 for improvements to the existing Carepayment® program platform to accommodate additional portfolio management capacity and efficiency. No fees were paid under the Royalty Agreement to Aequitas for the years ended December 31, 2011 and 2010. The Company recorded consulting revenue of $500,000 received from Aequitas under the amendment to the Royalty Agreement for the year ended December 31, 2011.

Servicing Agreement:

Beginning January 1, 2010, we recognize revenue in conjunction with a Servicing Agreement between us and CarePayment, LLC dated December 31, 2009. CarePayment, LLC pays us a servicing fee based on an amount equal to 5% annually of total funded receivables being serviced, an origination fee equal to 6% of the original balance of newly generated funded receivables, and a “back end fee” based on 25% of CarePayment, LLC’s quarterly net income, adjusted for certain items. The Company received fee revenue under this agreement of $6,100,143 and $5,867,717 for the years ended December 31, 2011 and December 31, 2010, respectively, which were comprised of $1,928,532 of servicing fees and $4,171,611 of origination fees and no “back end fees” for the year ended December 31, 2011 and $1,811,037 of servicing fees, $4,056,680 of origination fees and no “back end fees” for the year ended December 31, 2010.

CarePayment, LLC paid us additional compensation under the Servicing Agreement equal to our actual monthly losses for the first quarter of 2010, and an amount equal to 50% of our actual monthly losses for the second quarter of 2010. We received $1,241,912 in such compensation from CarePayment for the year ended December 31, 2010. We do not expect to receive any further such additional compensation under the Servicing Agreement.

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

Business Loan Agreement / Security Agreement /Promissory Note :

On September 29, 2011, the Company entered into a $3,000,000 Business Loan Agreement, Security Agreement and Promissory Note with ACF, an affiliate of Aequitas; with the principal balance outstanding and all accrued but unpaid interest being due and payable on December 31, 2012 and is collateralized by substantially all the Company’s assets. Interest on the Business Loan was 11% per annum payable monthly. On December 29, 2011, the Company and ACF entered into Amendment No. 1 pursuant to which the aggregate principal amount that the Company may borrow under the Business Loan was increased from $3,000,000 to $4,500,000. On March 5, 2012, the Company and ACF entered into Amendment No. 2 pursuant to which the aggregate principal amount that the Company may borrow under the Business Loan was increased from $4,500,000 to $8,000,000, and the interest rate on the outstanding principal balance due under the Business Loan was increased form 11% per annum to 12.5% per annum beginning on the effective date of Amendment No. 2. At December 31, 2011 the Company had taken advances on the line of $3,631,000. Through the date of Amendment No. 2, the Company had borrowed an aggregate amount of $4,131,000 from ACF under the Business Loan.

Pursuant to the Security Agreement, the Company has granted a first priority security interest to ACF in all of the Company's assets, including, without limitation, its accounts, inventory, furniture, fixtures, equipment and general intangibles.

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

On December 16, 2010, CarePayment Founders Fund, LLC exercised warrants for 1,200,000 shares of Class A Common Stock for aggregate consideration of $1,200.

On March 31, 2011, the Company entered into a Subscription Agreement with Holdings, pursuant to which Holdings purchased 1,500,000 shares of the Company's Class B Common Stock (the "Class B Shares") at $1.00 per Class B Share for aggregate consideration of $1,500,000.  Under the Company's Second Amended and Restated Articles of Incorporation, each Class B Share is convertible at any time, at the option of Holdings, into a share of the Company's Class A Common Stock.

Effective December 29, 2011, the Company issued 37,731 shares of Class A Common Stock in connection with the cashless exercise of a stock option held by a former employee, at an exercise price of $0.20 per share.

The issuances of securities described in this Item 13 were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act, including, without limitation, Regulation D promulgated thereunder.

Director Independence

We had no independent directors in 2011.

Item 14.  Principal Accounting Fees and Services.

On December 19, 2011, the Company approved the engagement of Peterson Sullivan LLP to serve as the Company’s independent registered public accountants for the fiscal year ending December 31, 2011. During the fiscal years ended December 31, 2010 and 2011, and through the date hereof, the Company did not consult Peterson Sullivan LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or events.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Peterson Sullivan LLP for 2011 and 2010.

	2011	2010
Audit Fees	$53,681	$70,303
Audit - Related Fees	15,595	-
Tax Fees		-
All Other Fees	-	-
Totals	$69,276	$70,303

Audit Fees.  Audit services of Peterson Sullivan LLP for 2011 and 2010 consisted of examination of the consolidated financial statements of the Company, quarterly reviews of the financial statements and services related to the filings made with the SEC.

Audit Related Fees. During 2011, Peterson Sullivan performed review services in conjunction with the Company’s Form 10 filing with the SEC.

Tax Fees.  Tax preparation services were provided in 2011 by AKT LLP and by Geffen Mesher & Company, P.C in 2010. Tax fees relate to filing the required tax reports for the fiscal years ended December 31, 2011 and 2010.

All Other Fees.  There were no fees billed by Peterson Sullivan LLP for services other than as described under "Audit Fees" or “Compliance Fees” for the years ended December 31, 2011 or December 31, 2010.

All of the services described above were approved by our Board of Directors. The Board of Directors has not adopted formal pre-approval policies, but has the sole authority to engage the Company's outside auditing and tax preparation firms and must approve all tax consulting and auditing arrangements with the independent accounting firms prior to the performance of any services.  Approval for such services is evaluated during the Board of Directors meetings and must be documented by signature of a director on the engagement letter of the independent accounting firm.

Item 15.  Exhibits

Exhibit Number	Description

3.1(1)	Second Amended and Restated Articles of Incorporation of CarePayment Technologies, Inc., as amended July 29, 2010
3.2(2)	Amended and Restated Bylaws of CarePayment Technologies, Inc.

10.1(3)	Registration Rights Agreement dated October 19, 2006 between CarePayment Technologies, Inc. and MH Financial Associates, LLC, as amended on March 12, 2007
10.2(4)	Forbearance and Waiver Agreement dated March 12, 2007 between CarePayment Technologies, Inc. and MH Financial Associates, LLC
10.3(5)	Registration Rights Agreement dated June 27, 2008 between CarePayment Technologies, Inc. and MH Financial Associates, LLC
10.4(5)	Loan Modification Agreement dated December 31, 2008 between CarePayment Technologies, Inc. and MH Financial Associates, LLC
10.5(6)	Contribution Agreement dated December 30, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.
10.6(6)	Contribution Agreement dated December 30, 2009 between CP Technologies LLC and CarePayment, LLC
10.7(6)	Contribution Agreement dated December 30, 2009 between CP Technologies LLC and CarePayment Technologies, Inc.
10.8(6)	Servicing Agreement dated December 31, 2009 between CP Technologies LLC and CarePayment, LLC
10.9(6)	Trademark License Agreement dated December 31, 2009 between CP Technologies LLC and Aequitas Holdings, LLC
10.10(6)	Administrative Services Agreement dated December 31, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.
10.11(6)	Sublease Agreement dated December 31, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.
10.12(6)	Amended and Restated Advisory Services Agreement dated December 31, 2009 between CarePayment Technologies, Inc. and Aequitas Capital Management, Inc.
10.13(7)	Royalty Agreement dated December 31, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.
10.14(7)	Redemption Agreement dated December 31, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.
10.15(7)	Redemption Agreement dated December 31, 2009 between CP Technologies LLC and CarePayment, LLC

10.16(7)	Third Agreement Regarding Amendment of Promissory Note dated December 31, 2008 between CarePayment Technologies, Inc. and MH Financial Associates, LLC
10.17(7)	Third Amended and Restated Promissory Note dated December 31, 2008 issued by CarePayment Technologies, Inc. to MH Financial Associates, LLC
10.18(7)	First Amendment to the Third Amended and Restated Promissory Note dated December 31, 2009 between CarePayment Technologies, Inc. and MH Financial Associates, LLC
10.19(7)	First Amendment to Multiple Advance Promissory Note dated December 31, 2009 between CarePayment Technologies, Inc., Moore Electronics, Inc. and Aequitas Capital Management, Inc.
10.20(7)	Investor Rights Agreement dated December 31, 2009 among CarePayment Technologies, Inc., Aequitas Capital Management, Inc. and CarePayment, LLC
10.21(7)	CP Technologies LLC Operating Agreement dated December 30, 2009
10.22(16)*	Employment Agreement effective February 10, 2010 between CarePayment Technologies, Inc. and James T. Quist

10.23(8)	Agreement and Plan of Merger dated July 30, 2010 among CarePayment Technologies, Inc., CPYT Acquisition Corp., Vitality Financial, Inc., and each stockholder of Vitality Financial, Inc.
10.24(8)*	Employment Agreement dated July 30, 2010 between CP Technologies LLC and George Joseph Siedel

10.25(8)*	Employment Agreement effective July 30, 2010 between CarePayment Technologies, Inc. and Christopher Chen

10.26(9)	Subscription Agreement dated March 31, 2011 between CarePayment Technologies, Inc. and Aequitas Holdings, LLC
10.27(10)	Addendum No. 1 dated June 29, 2011 to the Royalty Agreement effective December 31, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.
10.28(11)	Confidential Separation Agreement dated July 7, 2011 between CP Technologies, LLC and Christopher Chen
10.29(12)	Business Loan Agreement dated September 29, 2011 between CarePayment Technologies, Inc. and Aequitas Commercial Finance, LLC
10.30(12)	Promissory Note dated September 29, 2011 executed by CarePayment Technologies, Inc. in favor of Aequitas Commercial Finance, LLC
10.31(12)	Security Agreement dated September 29, 2011 between CarePayment Technologies, Inc. and Aequitas Commercial Finance, LLC
10.32(12)	Confidential Separation Agreement dated September 30, 2011 between CarePayment Technologies, Inc. and Scott Johnson
10.33(13)	Amendment No. 1 to Promissory Note and Business Loan Agreement dated December 29, 2011 between CarePayment Technologies, Inc. and Aequitas Commercial Finance, LLC
10.34(14)	Amended and Restated Administrative Services Agreement dated December 31, 2011 between CP Technologies LLC and Aequitas Capital Management, Inc.
10.35(14)	Confidential Separation Agreement dated December 31, 2011 between CarePayment Technologies, Inc. and James T. Quist
10.36(15)	Amendment No. 2 to Promissory Note and Business Loan Agreement dated March 5, 2012 between CarePayment Technologies, Inc. and Aequitas Commercial Finance, LLC

10.37(16)*	CarePayment Technologies, Inc. 2010 Stock Incentive Plan

14.1(17)	Policy on Business Ethics for Directors, Officers and Employees.

21.1(18)	Subsidiaries

31.1(18)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(18)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(18)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(18)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Forms 8-K filed April 6, 2010 and August 4, 2010
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010
(3)	Incorporated by reference to the Company's Forms 8-K filed on October 20, 2006 and March 16, 2007
(4)	Incorporated by reference to the Company's Form 8-K filed on March 16, 2007
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(6)	Incorporated by reference to the Company's Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2009
(7)	Incorporated by reference to the Company's Form 8-K filed on January 6, 2010

(8)	Incorporated by reference to the Company's Form 8-K filed on August 4, 2010

(9)	Incorporated by reference to the Company's Form 8-K filed on April 5, 2011

(10)	Incorporated by reference to the Company's Form 8-K filed on July 7, 2011

(11)	Incorporated by reference to the Company's Form 8-K filed on July 13, 2011

(12)	Incorporated by reference to the Company's Form 8-K filed on October 6, 2011

(13)	Incorporated by reference to the Company's Form 8-K filed on January 5, 2012

(14)	Incorporated by reference to the Company's Form 8-K filed on January 6, 2012

(15)	Incorporated by reference to the Company's Form 8-K filed on March 9, 2012

(16)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009

(17)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004
(18)	Filed herewith

SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREPAYMENT TECHNOLOGIES, INC.

By:	/s/ Craig J. Foude
Craig J. Froude
Interim President

/s/ Patricia J. Brown
Patricia J. Brown
Chief Financial Officer (Principal Financial and Accounting Officer)

March 30, 2012, pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew N. MacRitchie	Director	March 30, 2012
Andrew N. MacRitchie

/s/ Brian A. Oliver	Director	March 30, 2012
Brian A. Oliver

/s/ William C. McCormick	Director	March 30, 2012
William C. McCormick

/s/ James T. Quist	Director	March 30, 2012
James T. Quist

