Form 10-Q
period 2012-03-31
CarePayment Technologies, Inc.
filed 2012-05-14
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 30, 2012 the following shares of the issuer’s Capital Stock were outstanding:

Class A Common Stock	4,654,968
Class B Common Stock	8,010,092
Series D Convertible Preferred Stock	1,200,000
Series E Convertible Preferred Stock	94,326

CAREPAYMENT TECHNOLOGIES, INC

Quarterly Report on Form 10-Q

Quarter Ended March 31, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

CAREPAYMENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2012 and December 31, 2011

(UNAUDITED)

	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$201,926	$202,848
Related party receivables	341,655	280,263
Accounts receivable and prepaid expenses	174,875	99,865
Total current assets	718,456	582,976

Property and equipment, net	1,096,712	949,910
Intangible assets, net	8,709,978	8,812,260
Deposits	36,100	36,100
Goodwill	13,335	13,335

Total assets	$10,574,581	$10,394,581

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$1,261,813	$1,066,215
Related party liabilities	15,523	47,581
Accrued liabilities	351,441	473,391
Deferred revenue	75,000	75,000
Deferred rent	13,780	13,780
Note payable	-	3,631,000
Total current liabilities	1,717,557	5,306,967
Deferred rent, net of current portion	58,676	62,121
Note payable	4,731,000	-
Mandatorily redeemable preferred stock, Series D, no par value: 1,200,000 shares authorized, issued and outstanding at March 31, 2012 and December 31, 2011, net of discount of $10,376,869 and $10,560,144 at March 31, 2012 and December 31, 2011, respectively, liquidation preference of $12,000,000 at March 31, 2012	1,623,131	1,439,856
Total liabilities	8,130,364	6,808,944

Shareholders' Equity:
CarePayment Technologies, Inc. shareholders’ equity:
Preferred stock, Series E, no par value: 250,000 shares authorized, 94,326 and 97,500 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	132,056	136,500
Common stock, no par value: Class A, 65,000,000 shares authorized, 2,654,968 and 2,628,518 issued and outstanding at March 31, 2012 and December 31, 2011, respectively; Class B, 10,000,000 shares authorized, 8,010,092 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	19,599,860	19,568,120
Additional paid-in-capital	21,846,870	21,872,328
Accumulated deficit	(39,096,283)	(37,960,057)
Total CarePayment Technologies, Inc. shareholders' equity	2,482,503	3,616,891
Noncontrolling interest	(38,286)	(31,254)
Total shareholders’ equity	2,444,217	3,585,637

Total liabilities and shareholders’ equity	$10,574,581	$10,394,581

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CAREPAYMENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31
	2012	2011
Service fees revenue	$1,323,479	$1,508,287
Royalty and implementation fees	–	290,000
Total revenue	1,323,479	1,798,287
Cost of revenue	1,173,656	1,179,752
Gross margin	149,823	618,535
Operating expenses:
Sales, general and administrative	985,256	1,269,331
Loss from operations	(835,433)	(650,796)
Other income (expense):
Other income	–	750
Interest expense:
Interest expense	(121,783)	(11,397)
Accretion of preferred stock discount	(183,275)	(85,443)
Total interest expense	(305,058)	(96,840)
Other expense, net	(305,058)	(96,090)
Net loss before income tax	(1,140,491)	(746,886)
Income tax expense	2,767	4,160
Net loss	(1,143,258)	(751,046)
Less: Net loss attributable to noncontrolling interest	7,032	3,049
Net loss attributable to CarePayment Technologies, Inc.	$(1,136,226)	$(747,997)

Net loss per share: Basic and diluted	$(0.11)	$(0.08)
Weighted average number of shares outstanding: Basic and diluted	10,650,901	9,100,879

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CAREPAYMENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(1,143,258)	$(751,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156,653	149,527
Accretion of preferred stock discount	183,275	85,443
Stock-based compensation	1,838	4,527
Change in assets and liabilities:
Decrease (increase) in assets:
Accounts receivable and prepaid expenses	(75,010)	(160,509)
Related party receivables	(61,392)	7,988
Deposits	–	(19,000)
Increase (decrease) in liabilities:
Accounts payable	195,598	(225,587)
Accrued interest	–	11,397
Deferred rent	(3,445)	–
Accrued liabilities	(121,950)	74,369
Related party liabilities	(32,058)	15,658
Net cash used in operating activities	(899,749)	(807,233)

Cash Flows From Investing Activities:
Purchases of property and equipment	(201,173)	(356,435)
Investment in loans receivable	(14,268)	(20,621)
Proceeds from sale of loans receivable	14,268	20,621
Net cash used in investing activities	(201,173)	(356,435)

Cash Flows From Financing Activities:
Net proceeds from note payable	1,100,000	–
Proceeds from sale of Class B Common Stock	–	1,500,000
Net cash provided by financing activities	1,100,000	1,500,000

Change in cash and cash equivalents	(922)	336,332
Cash and cash equivalents, beginning of period	202,848	555,975
Cash and cash equivalents, end of period	$201,926	$892,307

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$121,796	$–
Cash paid for income taxes	$2,767	$4,160

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of Series E Convertible Preferred Stock into shares of Class A Common Stock	$31,740	$–

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CAREPAYMENT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Business Activity

Overview

CarePayment Technologies, Inc. ("we," "us," "our," "CarePayment" or the "Company”) was incorporated as an Oregon corporation in 1991. Unless otherwise indicated, all references to the Company in this Quarterly Report on Form 10-Q (this "Report") include our 99% owned subsidiary, CP Technologies LLC ("CP Technologies"), which was organized as an Oregon limited liability company in 2009. The remaining 1% of CP Technologies is owned by Aequitas Capital Management, Inc. ("Aequitas") and CarePayment, LLC, each of which are affiliates of ours.

Effective at the end of December 2009, we acquired certain assets and rights that enabled us to begin building a business that services accounts receivable for other parties. The assets and rights we acquired had been previously developed by Aequitas and its affiliate, CarePayment, LLC, under the CarePayment® brand for servicing accounts receivable generated by healthcare providers in connection with providing healthcare services to their patients. The assets and rights we acquired included the exclusive right to administer, service and collect patient accounts receivable generated by healthcare providers and purchased by CarePayment, LLC or its affiliates, and a proprietary software product that is used to manage the servicing. Typically, CarePayment, LLC or one of its affiliates purchases patient accounts receivables from hospitals and then we administer, service and collect them on behalf of CarePayment, LLC, or one of its affiliates, for a fee. Although we intend to grow our business to include servicing accounts receivable on behalf of other parties, CarePayment, LLC is currently our only customer.

To facilitate building the business, on December 30, 2009 we, Aequitas and CarePayment, LLC formed CP Technologies. We contributed shares of our newly authorized Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants to purchase shares of our Class B Common Stock to CP Technologies. Aequitas and CarePayment, LLC contributed to CP Technologies the CarePayment® assets and rights described in the foregoing paragraph. CP Technologies then distributed the shares of Series D Preferred Stock to Aequitas and CarePayment, LLC, and the warrants to purchase shares of our Class B Common Stock to CarePayment, LLC, to redeem all but half of one membership unit held by each of them. Following these transactions, we own 99% of CP Technologies, and Aequitas and CarePayment, LLC each own 0.5% of CP Technologies.

The Healthcare Receivables Servicing Industry and Our Business

On January 1, 2010, and as a result of the transactions described above, CP Technologies began building a business to service healthcare patient receivables for an affiliate of the Company, CarePayment, LLC.

Generally, the majority of an account receivable that a healthcare provider (for example, a hospital) generates in connection with providing healthcare services is paid by private medical insurance, Medicare or Medicaid. The balance of an account receivable that is not paid by those sources is due directly from the patient. Often, healthcare providers do not prioritize collecting that balance as a result of the effort and expense required to collect directly from a patient.

Our affiliate, CarePayment, LLC, offers healthcare providers a receivables servicing alternative. CarePayment, LLC, either alone or through an affiliate, purchases from healthcare providers the balance of their accounts receivable that are due directly from patients. A patient whose healthcare receivable is acquired by CarePayment, LLC is offered the opportunity to participate in the CarePayment® program, which includes a line of credit for payment of future healthcare expenses. If the patient accepts the terms of the program, the patient becomes a CarePayment® customer. The patient's CarePayment® account has an initial outstanding balance equal to the receivable amount purchased by CarePayment, LLC or one of its affiliates from the healthcare provider. Balances due on the CarePayment® account are generally payable over up to 25 months with no interest.

On December 31, 2009, CP Technologies entered into a Servicing Agreement (the "Servicing Agreement") with CarePayment, LLC under which CP Technologies has the exclusive right to collect, administer and service all accounts receivable purchased or controlled by CarePayment, LLC or its affiliates. CarePayment, LLC also appointed CP Technologies as a non-exclusive originator of receivables purchased or controlled by CarePayment, LLC, including the right to deal with healthcare providers on behalf of CarePayment, LLC with respect to collecting, administering and servicing receivables purchased or controlled by CarePayment, LLC or its affiliates. While CP Technologies services the receivables, CarePayment, LLC or its affiliates retain ownership of the receivables. In addition to servicing receivables on behalf of CarePayment, LLC, CP Technologies recommends a course of action when it determines that collection efforts for existing receivables are no longer effective and it may also analyze potential receivables acquisitions for CarePayment, LLC.

In exchange for its services, CarePayment, LLC pays CP Technologies certain fees, including (i) an origination fee at the time CarePayment, LLC purchases and delivers receivables to CP Technologies for servicing based upon the balance of the receivables to be serviced, (ii) a monthly servicing fee based upon the principal amount of purchased receivables that CP Technologies is servicing, and (iii) a quarterly servicing fee based upon a percentage of CarePayment, LLC's quarterly net income from operating activities, as adjusted for certain items.

On July 30, 2010, the Company entered into an Agreement and Plan of Merger with Vitality Financial, Inc. (“Vitality”) pursuant to which Vitality became a wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, the stockholders of Vitality received, collectively, 97,500 shares of Series E Convertible Preferred Stock of the Company in consideration for all the outstanding stock of Vitality. Vitality, provides advanced payment and receivables management to a limited number of medical providers and patients.

Historical Operations

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

Following September 2007 and continuing until December 31, 2009, we had no operations. Our Board of Directors, however, decided to maintain us as a shell company to seek opportunities to acquire a business or assets sufficient to operate a business. To help facilitate our search for suitable business acquisition opportunities, among other goals, on June 27, 2008 we entered into an advisory services agreement with Aequitas to provide us with strategy development, strategic planning, marketing, corporate development and other advisory services.

Liquidity

Substantially all of the Company’s revenue and cash receipts are generated from the Servicing Agreement with CarePayment, LLC. Origination and servicing revenues are generated based upon the volume of receivables that CarePayment, LLC or its affiliates purchase and service.

During 2010 and 2011, the Company added headcount, trained staff and hired a software development firm to develop additional systems to manage the servicing operation in preparation for projected receivables volume increases. The Company expects that it will use cash for operations for at least the first three quarters of 2012.

On March 31, 2011, Aequitas Holdings LLC (“Holdings”) purchased an additional 1.5 million shares of the Company’s Class B Common Stock for $1.00 per share. Holdings, an affiliate of Aequitas, now owns 7,910,092 shares of Class B Common Stock, which equates to approximately 92% of the voting shares of the Company as of the date of this report.

On September 29, 2011, the Company entered into a $3 million Business Loan Agreement and Promissory Note (“Business Loan”) with Aequitas Commercial Finance, LLC (“ACF”), an affiliate of Aequitas. On December 29, 2011, the Business Loan was amended to increase the aggregate principal amount that the Company may borrow under the Business Loan from $3,000,000 to $4,500,000. On March 5, 2012, the Business Loan was further amended to increase the aggregate principal amount the Company may borrow from $4,500,000 to $8,000,000, and to increase the interest rate on the outstanding principal balance owing under the Business Loan from 11% to 12.5% per annum. On April 12, 2012, the Company and ACF further amended the Business Loan to convert, effective April 30, 2012, $2,000,000 of the aggregate principal amount owing under the Business Loan into shares of the Company's Class A Common Stock at a price of $1.00 per share, to decrease the aggregate principal amount the Company may borrow under the Business Loan from $8,000,000 to $6,000,000 and to extend the maturity date of the Business Loan from December 31, 2012 to December 31, 2013.

Should the Business Loan be insufficient to meet the Company’s liquidity needs over the next year or until such time as the Company has positive cash flow, Holdings has advised the Company that it is prepared to provide additional liquidity, either in the form of an additional equity infusion or an additional line of credit. At March 31, 2012, the Company had taken advances on the Business Loan of $4,731,000.

2.  Summary of Significant Accounting Policies

Basis of Presentation:

The Condensed Consolidated Financial Statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The interim period information included in this Quarterly Report on Form 10-Q reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of the Company’s management, necessary for a fair statement of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

Principles of consolidation:

The Condensed Consolidated Financial Statements (Unaudited) include the accounts of the Company, its wholly owned subsidiaries, Moore and Vitality, and its 99% owned subsidiary, CP Technologies. All intercompany transactions have been eliminated.

Estimates and assumptions:

The preparation of the Condensed Consolidated Financial Statements (Unaudited) in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements (Unaudited) and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Related party receivables:

Related party receivables arise due to revenue earned in conjunction with the Servicing Agreement with CarePayment, LLC. The Company makes ongoing estimates of the collectability of these receivables. At March 31, 2012 and December 31, 2011, there was no allowance for doubtful accounts.

Property and equipment:

Property and equipment is comprised of servicing software and computer equipment, which are stated at original estimated fair value, and office equipment and leasehold improvements, which are stated at cost, net of accumulated amortization and depreciation. Additionally, the Company has construction in progress for capitalizable software. Internal and external costs incurred to develop internal use computer software during the application development stage are capitalized in accordance with ASC 350. Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives of the assets beginning at the time the asset is placed in service. The estimated useful life of the software and the software licenses is three years, the estimated useful life of the office furniture is five years and the estimated useful life of used computer equipment is two years. Leasehold improvements are amortized over the life of the lease, which is five years. The Company evaluates long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Intangible assets:

Servicing rights:

Servicing rights represent the fair value of the identifiable intangible asset associated with the acquisition of certain business assets on December 31, 2009. The cost associated with this asset is being amortized on a straight line basis over an estimated useful life of 25 years based on the term of the Servicing Agreement which expires in 2034.

Other intangible assets:

Intangible assets acquired as part of the Vitality acquisition include a proprietary credit scoring algorithm and customer lists that are being amortized over the estimated useful lives of 1.5 to 5 years. Additionally, Vitality’s lender’s licenses are considered to have an indefinite life and are not subject to amortization. See Note 4.

Goodwill:

Goodwill is recorded at historical cost and is tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We did not recognize impairment losses on goodwill for the quarter ended March 31, 2012.

Revenue recognition:

Receivables servicing:

The Company recognizes revenue in conjunction with the Servicing Agreement between CP Technologies and CarePayment, LLC. CP Technologies receives a monthly servicing fee equal to 5% annually of the receivables balances that have been purchased by CarePayment, LLC, and an origination fee equal to 6% of the original balance of newly generated receivables that are purchased by CarePayment, LLC. The Servicing Agreement also provides that the Company is to be paid 25% of the quarterly net income of CarePayment, LLC from operating activities, as adjusted for certain items (the “back-end servicing fee”). The Company recognizes revenue related to the Servicing Agreement, at the time the services are rendered. The servicing fee is recognized as revenue monthly at 1/12 of the annual percent of funded receivables CP Technologies is servicing for the month; the origination fee is recognized as revenue at the time CarePayment, LLC funds its purchased receivables and CP Technologies assumes responsibility for servicing these receivables; and the back-end servicing fee is recognized as revenue in the quarter that CarePayment, LLC records its net income. The collectability of the revenue recognized from these related party transactions is considered reasonably assured.

Installation services:

In addition, the Company earns revenue from implementation fees paid by healthcare providers. These fees are charged to cover consulting services and materials provided to healthcare providers during the implementation period. The Company recognizes the revenue on completion of the implementation.

Royalty fees:

Royalty revenue is recognized as earned in accordance with the Royalty Agreement. See Note 12.

Cost of revenue:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing billing, collections and payment processing services and the amortization of servicing rights and servicing software.

Advertising expense:

Advertising costs are expensed in the period incurred and are included in selling, general and administrative expenses. Total advertising expense was $0 and $5,778 for the three months ended March 31, 2012 and 2011, respectively.

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

Recently adopted accounting standards:

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the quarter ended March 31, 2012, no new pronouncements had a significant impact on the Company’s financial statements.

3. Property and Equipment

A summary of the Company's property and equipment as of March 31, 2012 and December 31, 2011 is as follows:

	2012	2011
Servicing software	$507,200	$507,200
Office furniture and equipment	46,967	46,967
Leasehold improvements	195,548	195,548
Assets not yet in service – software	784,541	583,368
Total fixed assets	1,534,256	1,333,083
Accumulated depreciation and amortization	(437,544)	(383,173)
Property and equipment, net	$1,096,712	$949,910

Depreciation and amortization expense for property and equipment was $54,371 and $46,640 for the three months ended March 31, 2012 and 2011, respectively.

4. Intangible Assets

A summary of the Company's intangible assets as of March 31, 2012 and December 31, 2011 is as follows:

	2012	2011
Intangible assets subject to amortization:
Servicing rights (amortized over 25 years)	$9,550,000	$9,550,000
Customer lists (amortized over 1.5 years)	34,700	34,700
IP Scoring Algorithm (amortized over 5 years)	20,000	20,000
Gross carrying value	9,604,700	9,604,700
Accumulated amortization	(904,722)	(802,440)
Net carrying value of intangible assets subject to amortization	8,699,978	8,802,260
Intangible assets not subject to amortization:
Lender’s licenses	10,000	10,000
Net carrying value of intangible assets	$8,709,978	$8,812,260

Amortization expense was $102,282 and $102,887 for the three months ended March 31, 2012 and 2011, respectively.

5. Note Payable

On September 29, 2011, the Company entered into the Business Loan with ACF, the outstanding loan balance of which originally accrued interest at the rate of 11% per annum, payable monthly, and had a scheduled maturity date of December 31, 2012. The Business Loan is collateralized by substantially all of the Company’s assets. On December 29, 2011, the Company and ACF entered into Amendment No. 1 to the Business Loan pursuant to which the aggregate principal amount that the Company may borrow under the Business Loan was increased from $3,000,000 to $4,500,000. On March 5, 2012, the Company and ACF entered into Amendment No. 2 to the Business Loan pursuant to which the aggregate principal amount that the Company may borrow under the Business Loan was increased from $4,500,000 to $8,000,000, and the interest rate on the outstanding principal balance owing under the Business Loan was increased from 11% per annum to 12.5% per annum beginning on the effective date of Amendment No. 2. As of March 31, 2012, the Company had received advances on the line of credit of $4,731,000. Interest expense of $121,796 was paid during the three months ended March 31, 2012.

On April 12, 2012, the Company and ACF entered into Amendment No. 3 to the Business Loan pursuant to which $2,000,000 of the aggregate principal balance owing under the Business Loan converted, effective April 30, 2012, into shares of the Company's Class A Common Stock at a price of $1.00 per share, the aggregate principal amount the Company may borrow under the Business Loan was decreased from $8,000,000 to $6,000,000, and the maturity date of the Business Loan was extended from December 31, 2012 to December 31, 2013.

6. Mandatorily Redeemable Convertible Preferred Stock

Holders of Series D Preferred Stock are entitled to receive a preferred dividend of $0.50 per share per annum, when, as and if declared by our Board of Directors. Series D Preferred Stock holders are also entitled to a liquidation preference of $10 per share, plus cumulative unpaid dividends. The Company may redeem all outstanding Series D Preferred Stock at any time upon 30 days prior written notice, and the Company is required to redeem all outstanding Series D Preferred Stock in January 2013 at a purchase price equal to the liquidation preference in effect on January 1, 2013. If the Company is unable to redeem the Series D Preferred Stock with cash or other immediately available funds for any reason, the holders of Series D Preferred Stock will have the right to exchange all shares of Series D Preferred Stock for an aggregate 99% ownership interest in CP Technologies.

The difference between the fair value of Series D Preferred Stock at issuance and the redemption value of $12,000,000 will be accreted to interest expense over the period to redemption in January 2013 using the level yield method. The carrying value at March 31, 2012 is $1,623,131.

7. Shareholders’ Equity

Preferred Stock:

Each share of Series D Preferred Stock is convertible into such number of fully paid and nonassessable shares of Class A Common Stock of the Company as is determined by dividing the amount of $10.00 per share (as adjusted for stock splits, stock dividends, reclassification and the like) by the Conversion Price (defined in the following sentence) applicable to such share in effect on the date the certificate is surrendered for conversion. The Conversion Price per share of Series D Preferred Stock is 80% of the volume weighted average price per share of Class A Common Stock, but in no event less than $1.00 per share. Through March 31, 2012, no shares of Series D Preferred Stock have been converted into shares of Class A Common Stock.

Each share of Series E Convertible Preferred Stock (“Series E Preferred Stock”) is convertible into such number of fully paid and nonassessable shares of Class A Common Stock of the Company as is determined by dividing the amount of $10.00 per share (as adjusted for stock splits, stock dividends, reclassification and the like) by the Conversion Price (defined in the following sentence) applicable to such share in effect on the date the certificate is surrendered for conversion. The Conversion Price per share of Series E Preferred Stock is 80% of the volume weighted average price per share of Class A Common Stock, but in no event less than $1.00 per share. Shares of Series E Preferred Stock became convertible, at the option of the holder thereof, into shares of Class A Common stock in January 2012 and are mandatorily convertible into shares of Class A Common Stock 36 months after issuance. Through March 31, 2012, 3,174 shares of Series E Preferred Stock have been converted into 26,450 shares of Class A Common Stock.

Stock Warrants:

As of March 31, 2012, the Company had 3,676 warrants outstanding for Class A Common Stock, which are exercisable as follows:

Warrants	Exercise Price Per Share	Expiration Date
3,189	$37.50	April 2015
487	$72.00	June 2016

Common Stock:

The Company’s Second Amended and Restated Articles of Incorporation, as amended (the "Articles"), provide for two classes of common stock, Class A Common Stock and Class B Common Stock. The Articles authorize 75 million shares of common stock, of which 65 million shares are designated as Class A Common Stock and 10 million shares are designated as Class B Common Stock. Holders of Class A Common Stock are entitled to one vote per share, and holders of Class B Common Stock are entitled to ten votes per share, on any matter submitted to the shareholders.

On March 31, 2011, the Company entered into a Subscription Agreement with Holdings pursuant to which Holdings purchased 1,500,000 shares of the Company's Class B Common Stock at $1.00 per share for aggregate consideration of $1,500,000.

8. Earnings (Loss) per Common Share

The shares used in the computation of the Company’s basic and diluted loss per common share are reconciled as follows:

	Three Months Ended March 31
	2012	2011
Weighted average basic common shares outstanding	10,650,901	9,100,879
Dilutive effect of convertible preferred stock(a)	--	--
Dilutive effect of warrants (a)	--	--
Dilutive effect of employee stock options (a)	--	--
Weighted average diluted common shares outstanding (a)	10,650,901	9,100,879

________________

(a) Common stock equivalents outstanding for the three months ended March 31, 2012 and 2011 excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method are: warrants to purchase 3,676 and 4,417 shares of Class A Common Stock, respectively; 1,200,000 shares of Series D Preferred Stock convertible into shares of Class A Common Stock; and 94,326 and 97,500 shares of Series E Preferred Stock convertible into shares of Class A Common Stock, respectively, based on the conversion calculation described in Note 7, and stock options to purchase 754,139 shares of Class A Common Stock.

9. Employee Benefit Plans

Stock Incentive Plan

In February 2010, the Company adopted the 2010 Stock Option Plan (the “Plan”) pursuant to which the Company may grant restricted stock and stock options for the benefit of selected employees and directors. The Plan was amended in September 2010 to increase the number of shares of Class A Common Stock that may be issued under the Plan to 1,000,000 shares. Grants are issued at prices equal to the estimated fair market value of the stock as defined in the plan on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria; all current grants outstanding are time-based vesting instruments. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of stock-based options granted is calculated using the Black-Scholes option pricing model. A total of 186,961 shares of Class A Common Stock remains reserved for issuance under the Plan as of March 31, 2012.

The Company’s policy is to issue new shares of stock on exercise of stock options.

A summary of option activity under the Plan during the three months ended March 31, 2012 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Options outstanding at December 31, 2011	754,139	$0.20	8.1
Forfeited	–
Exercised	–
Options outstanding at March 31, 2012	754,139	$0.20	8.1
Options exercisable at March 31, 2012	717,166	$0.20	8.1

The Company recorded compensation expense for the three months ended March 31, 2012 and 2011 of $1,838 and $4,527, respectively, for the estimated fair value of options vested. As of March 31, 2012, there was $1,405 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 0.9 years as of March 31, 2012.

401(k) Savings Plan

Employees of the Company are eligible to participate in a 401(k) Savings Plan. The Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation that employees contribute to the plan; the Company’s matching contributions vest immediately. The Company recorded expense of $18,999 and $9,845 for the three months ended March 31, 2012 and 2011, respectively.

10. Commitments and Contingencies

Operating Leases:

The Company and its subsidiaries lease office space and personal property used in their operations from Aequitas, an affiliate. The Company and its subsidiary also lease space in San Francisco, California. At March 31, 2012, the Company's aggregate future minimum payments for operating leases having initial or non-cancelable lease terms greater than one year are payable as follows:

Year	Required Minimum Payment
2012	$247,464
2013	$339,428
2014	$303,244
2015	$108,585
2016	$18,240

For the three months ended March 31, 2012 and 2011, the Company incurred rent expense of $85,838 and $76,648, respectively.

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

Fair Value of Financial Instruments:

The carrying value of the Company's cash and cash equivalents, related party receivables, accounts receivable, accounts payable and other accrued liabilities approximate their fair values due to the relatively short maturities of those instruments.

The fair value of the Series D Preferred Stock at March 31, 2012 is $12,838,147 based on a discounted cash flow model.

The fair value of the note payable is calculated using our estimated borrowing rate for similar types of borrowing arrangements. The carrying amount reflected in the consolidated balance sheet for the note payable approximates fair value.

12. Related-Party Transactions

Effective January 1, 2010, Aequitas began providing CP Technologies certain management support services, such as accounting, financial, human resources and information technology services, under the terms of an Administrative Services Agreement (the “ASA”) dated December 31, 2009. For 2011, the fee under the ASA payable to Aequitas was $46,200 per month. Effective January 1, 2012, the ASA was amended and restated to revise the ASA fee payable to Aequitas to be approximately $56,200 per month for 2012 and to provide for an annual 3% increase to the fee effective January 1 of each year thereafter unless otherwise agreed by the parties. Either party may change the services provided under the ASA by Aequitas (including terminating a particular service) upon 180 days’ prior written notice to the other party, and the ASA is terminable by either party on 180 days’ notice to the other party.

Effective December 31, 2011, CP Technologies terminated all of its employees (the "Former CPT Employees") and each Former CPT Employee was hired by Aequitas. Pursuant to an amendment and restatement of the ASA (the “Restated ASA”): (i) Aequitas loans each Former CPT Employee to CP Technologies for the purpose of providing services to CP Technologies, and (ii) CP Technologies has the right to designate additional persons to be hired by Aequitas, and to terminate the employment of any persons employed by Aequitas for the purpose of providing services to CP Technologies under the Restated ASA. The Restated ASA requires CP Technologies to reimburse Aequitas for the actual costs that Aequitas incurs to provide employees to CP Technologies. CP Technologies paid fees under the ASA and Restated ASA to Aequitas of $157,066 and $138,576 for the three months ended March 31, 2012 and 2011, respectively, which fees are included in sales, general and administrative expense. Additionally, CP Technologies reimbursed Aequitas $24,075 and $0 for legal compliance work performed by Aequitas in-house legal personnel during the three months ended March 31, 2012 and 2011, respectively.

CP Technologies leases certain office space and personal property from Aequitas pursuant to a Sublease dated December 31, 2009 (the “Sublease”). Real property rent was fixed at $13,115 per month for 2011 and 2012 and personal property rent set at $6,116 per month. The Company paid rent and fees under the Sublease to Aequitas of $57,693 for the three months ended March 31, 2012 and 2011, which rent and fees are included in sales, general and administrative expense.

Effective December 31, 2009, the Company and Aequitas entered into an Amended and Restated Advisory Services Agreement (the “Advisory Agreement”). Under the terms of the Advisory Agreement, Aequitas provides services to the Company relating to strategy development, strategic planning, marketing, corporate development and such other advisory services as the Company reasonably requests from time to time. The Company pays Aequitas a monthly fee of $15,000 for such services. In addition, Aequitas will receive a success fee in the event of certain transactions entered into by the Company. The Company paid fees under the Advisory Agreement to Aequitas of $45,000 for the three months ended March 31, 2012 and 2011, which fees are included in sales, general and administrative expense.

CP Technologies and Aequitas entered into a Royalty Agreement, as amended effective July 31, 2010 (the “Royalty Agreement”). Under the terms of the Royalty Agreement, CP Technologies pays Aequitas a royalty based on new products ("Products") developed by CP Technologies or its affiliates or co-developed by CP Technologies or its affiliates and Aequitas or its affiliates and that are based on or use the CarePayment® software system and platform that Aequitas transferred to CP Technologies (the “Software”). The royalty is equal to (i) 1.0% of the net revenue received by CP Technologies or its affiliates and generated by Products that utilize funding provided by Aequitas or its affiliates, and (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables that do not utilize such funding but that are serviced by CP Technologies or its affiliates using the Software. Effective January 1, 2011, the Royalty Agreement was further amended, whereby Aequitas agreed to pay CP Technologies a $500,000 fee for improvements to the existing CarePayment® program platform to accommodate additional portfolio management capability and efficiency as mutually agreed in writing. No fees were paid or received under the Royalty Agreement with Aequitas for the three months ended March 31, 2012, and $250,000 of the fee for improvements was received from Aequitas for the three months ended March 31, 2011. The remaining $250,000 of the fee for improvements was paid to the Company in the second quarter of 2011.

The Company recognizes revenue in conjunction with the Servicing Agreement between CarePayment, LLC and CP Technologies. CarePayment, LLC pays CP Technologies an origination fee at the time CarePayment, LLC purchases and delivers receivables to CP Technologies for servicing based upon the balance of the receivables to be serviced, a monthly servicing fee based upon the principal amount of purchased receivables that CP Technologies is servicing, and a quarterly servicing fee based upon a percentage of CarePayment, LLC’s quarterly net income from operating activities, as adjusted for certain items. CP Technologies received fee revenue under the Servicing Agreement of $1,307,611 and $1,508,287 for the three months ended March 31, 2012 and 2011. Additionally the Company recorded implementation revenue of $40,000 for implementation services provided to CarePayment, LLC for the three months ended March 31, 2011.

Effective September 29, 2011 the Company established the Business Loan with ACF, which accrued interest at the rate of 11% per annum until March 4, 2012. Beginning on March 5, 2012, the interest rate on the outstanding principal balance owing on the Business Loan was increased to 12.5% pursuant to Amendment No. 2 to the Business Loan. The unpaid principal balance on the Business Loan at March 31, 2012 was $4,731,000. Interest paid on the Business Loan for the three months ended March 31, 2012 was $121,796, with no interest accrued and unpaid at March 31, 2012.

The Company had a receivable of $341,146 and $277,120 due from CarePayment, LLC for servicing fees as of March 31, 2012 and December 31, 2011, respectively. The Company had a receivable of $509 and $3,143 due from Aequitas Income Opportunity Fund, LLC, an affiliate of ACF, for servicing fees as of March 31, 2012 and December 31, 2011, respectively. Additionally, the Company has received an advance payment from CarePayment, LLC in the amount of $0 and $42,664, and a deposit of $15,523 and $4,917, on the purchase of loans receivable from an Aequitas affiliate, both of which are recorded as a related party liability in the Condensed Consolidated Financial Statements, as of March 31, 2012 and December 31, 2011, respectively.

Vitality provides loans to hospital patients to satisfy healthcare receivables owed to hospitals. Vitality sells the loans to an affiliate of the Company at the net book value of the loans and CP Technologies continues to service the loans. As of March 31, 2012 and December 31, 2011, there were no loan receivable balances outstanding, although CP Technologies was servicing, as of those dates, $54,000 and $68,000 of loans receivable, respectively, which have been sold to an affiliate of the Company.

13. Subsequent Events

Effective April 12, 2012, the Company and ACF amended the terms of the Business Loan. Pursuant to Amendment No. 3 to Promissory Note and Business Loan Agreement (i) a total of $2,000,000 of the unpaid principal balance owing under the Business Loan converted into shares of Class A Common Stock, effective April 30, 2012, at a conversion price of $1.00 per share, (ii) the aggregate principal amount that the Company may borrow under the Business Loan was decreased from $8,000,000 to $6,000,000, and (iii) the scheduled maturity date for repayment of all amounts due under the Business Loan was extended to December 31, 2013.

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

Overview

CarePayment Technologies, Inc. ("we", "us", "our" or the "Company") was incorporated as an Oregon corporation in 1991. Unless otherwise indicated, all references in this Report to the Company include our 99% owned subsidiary, CP Technologies LLC ("CP Technologies").

Beginning in January 2010, we commenced operating a receivables servicing business through CP Technologies. Although we intend to grow our business to include servicing accounts receivable on behalf of other parties and in other industries, we currently service only healthcare accounts receivable and are dependent on a single customer, CarePayment, LLC.

CarePayment, LLC, or one of its affiliates, purchases from healthcare providers the portion of their accounts receivable that are due directly from patients. We then administer, service, and collect those accounts receivable on behalf of CarePayment, LLC for a fee. During the three months ended March 31, 2012, we generated revenues of $1,323,479 in fees from our servicing activities on behalf of CarePayment, LLC.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company's Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes the following critical accounting policies and related judgments and estimates affect the preparation of the Company's Condensed Consolidated Financial Statements.  See also Note 2 to the Condensed Consolidated Financial Statements.

Revenue Recognition:

The Company’s revenue is primarily related to the Servicing Agreement with CarePayment, LLC. Origination fee revenue is recognized at the time CarePayment, LLC funds its purchased receivables and the Company assumes responsibility for servicing these receivables; a servicing fee is recognized monthly based on the total funded receivables being serviced by the Company; and a percentage of CarePayment, LLC’s quarterly net income from operating activities, as adjusted for certain items, is accrued for the current quarter in accordance with the Servicing Agreement.

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenues:

Under the Servicing Agreement, CarePayment, LLC pays the Company (i) a monthly servicing fee based on an annual percentage of the receivables balances that have been purchased by CarePayment, LLC, (ii) an origination fee equal to 6% of the original balance of newly generated receivables that are purchased by CarePayment, LLC, and (iii) a “back-end fee” based on CarePayment, LLC’s quarterly net income from operating activities, adjusted for certain items. The Company received fee revenue in conjunction with the Servicing Agreement of $1,323,479 and $1,508,287 for the three months ended March 31, 2012 and 2011, respectively, which was comprised of $475,774 of servicing fees, $847,705 of origination fees and no “back-end fees” for the three months ended March 31, 2012, and $456,907 of servicing fees, $1,051,380 of origination fees and no “back-end fees” for the three months ended March 31, 2011.

For the three months ended March 31, 2011, the Company recorded implementation revenue of $40,000 for implementation services provided to CarePayment, LLC and $250,000 of royalty revenue from Aequitas under an amendment to the Royalty Agreement for improvements to the existing CarePayment platform to accommodate additional portfolio management capability and efficiency.

For the three months ended March 31, 2012, total servicing fee revenue decreased 12.3%, which was attributable to a 4.1% increase in servicing revenues and a 19.4% decrease in origination fees over the same period in 2011 as a result of modest growth in receivables serviced and a decrease in originated receivables.

Cost of Revenue:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing account processing, collection and payment processing servicers, and the amortization of the servicing rights and servicing software. For the three months ended March 31, 2012, the total cost of revenue decreased by $6,096 to $1,173,656, as compared to $1,179,752 for the three months ended March 31, 2011. Cost of revenue for the three months ended March 31, 2012 was comprised of compensation expense of $313,974, outsourced processing and collections services of $691,299, depreciation and amortization expense of $139,341, and $29,042 of other expense. For the three months ended March 31, 2011, cost of revenue was comprised of compensation expense of $300,035, outsourced processing and collections services of $706,022, amortization expense of $139,946, and $33,749 of other expense. Outsourced services from four primary vendors include hosting and maintenance of cardholder accounts, including all customer transaction processing, collection and mailing services, card processing and customer service administration. The $6,096 decrease in the cost of revenue for the three months ended March 31, 2012 is primarily attributable to a $14,723 (or 2.1%) decrease in the cost of outsourced services, renegotiation of vendor contracts in 2011 and process improvements, off-set by a $13,939 (or 4.6%) increase in compensation due to changes in staff.

Operating Expenses:

Operating expenses for the three months ended March 31, 2012 were $985,256, as compared to $1,269,331 for the same period in 2011.

Operating expenses for the three months ended March 31, 2012 were comprised of the following: sales and marketing expense of approximately $188,000; legal, consulting and other professional fees of approximately $77,000; compensation of approximately $219,000; related party agreements with Aequitas for office and equipment lease expense of $71,000, administrative services of $176,000 and advisory services of $45,000; travel and entertainment of $35,000, information technology and non-capitalized software development costs of $101,000, and general office expense, including insurance and other administrative expenses, of approximately $73,000.

Operating expenses for the three months ended March 31, 2011 were comprised of the following: sales and marketing expense of approximately $287,000; legal, consulting and other professional fees of approximately $131,000; compensation of approximately $275,000; related party agreements with Aequitas for office and equipment lease expense of $74,000, administrative services of $139,000 and advisory services of $45,000; travel and entertainment of $141,000; information technology and non-capitalized software development costs of $123,000; and general office expense, including insurance and other administrative expenses, of approximately $54,000.

The decrease in operating expenses in 2012 over 2011 was comprised primarily of decreases in non-capitalizable software and network costs of $22,000 due to a reduction in software development costs; in sales and marketing expense of $99,000 due to a changes in head count; in compensation of $56,000 due to changes in staff; in travel and entertainment of $106,000 due to a reduction in travel; and in consulting and professional fees of $54,000 due to a reduction in legal and accounting costs. These decreases were offset, in part, by increases in administrative services of $37,000 and in general office expenses of $19,000.

Other Income (Expense):

Interest Expense:

Interest expense of $305,071 and $96,840 for the three months ended March 31, 2012 and 2011, respectively, includes $183,275 and $85,443 of the accreted discount on the Series D Preferred Stock, in addition to $121,796 of interest expense on the Business Loan with ACF for the three months ended March 31, 2012. The increase in interest expense is primarily due to the addition of interest expense related to the new Business Loan with ACF, which was entered into on September 29, 2011.

Net Loss:

Net loss for the three months ended March 31, 2012 was $1,143,258, of which $835,433 was from operations. The net loss for the three months ended March 31, 2011 was $751,046, of which $650,796 was from operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, the Company had $201,926 of cash and cash equivalents as compared to $202,848 at December 31, 2011. Cash of $899,749 was used for operating activities for the period ended March 31, 2012, compared to $807,233 for the same period in 2011. Cash used in operating activities during the three months ended March 31, 2012 included a net loss of $1,143,258 and the net use of cash for operating assets and liabilities of $98,257, offset by non-cash activity of $341,766. The non-cash activity was comprised of depreciation, amortization, and accretion of preferred stock discount for the three months ended March 31, 2012. The net change in operating assets and liabilities is primarily attributable to a decrease in accrued and related party liabilities and an increase in related party receivables, prepaid expenses and accounts receivable, partially offset by an increase in accounts payable.

For the three months ended March 31, 2012, the Company used $201,173 in cash from investing activities compared to $356,435 used in the same period in 2011. For the three months ended March 31, 2012, cash was used for capitalized software additions. Cash used for the same period in 2011 was related to the purchase of property and equipment for the San Francisco office, which opened in February 2011, and capitalized software additions.

For the three month ended March 31, 2012, cash from financing activities was $1,100,000, as compared to $1,500,000 for the same period in 2011. During 2012, the Company received $1,100,000 of proceeds from the Business Loan with ACF. During the first quarter of 2011, the Company sold 1,500,000 shares of Class B Common Stock to Aequitas Holdings, LLC for $1,500,000. Holdings owns 7,910,092 shares of Class B Common Stock, which equates to approximately 92% of the voting shares of the Company as of the date of this Report.

Substantially all of the Company’s revenue and cash receipts are generated from the Servicing Agreement with CarePayment, LLC. Origination and servicing revenues are generated based upon the volume of receivables that CarePayment, LLC or its affiliates purchase.

On September 29, 2011, the Company entered into the Business Loan with ACF. On December 29, 2011, the Business Loan was amended to increase the aggregate principal amount that the Company may borrow under the Business Loan from $3,000,000 to $4,500,000. On March 5, 2012, the Business Loan was further amended to increase the aggregate principal amount the Company may borrow under the Business Loan from $4,500,000 to $8,000,000, and to increase the interest rate from 11% to 12.5% per annum. On April 12, 2012, the Company and ACF further amended the Business Loan to convert, effective April 30, 2012, $2,000,000 of the aggregate principal balance owing under the Business Loan into shares of the Company's Class A Common Stock at a price of $1.00 per share, to decrease the aggregate principal amount the Company may borrow under the Business Loan from $8,000,000 to $6,000,000 and to extend the maturity date of the Business Loan from December 31, 2012 to December 31, 2013.

In the event the Business Loan is insufficient to meet the Company’s liquidity needs over the next year or until such time as the Company has positive cash flow, Holdings has advised the Company that it is prepared to provide additional liquidity, either in the form of an additional equity infusion or an additional line of credit. At March 31, 2012, the Company had received Business Loan advances of $4,731,000.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recent Accounting Developments

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the three months ended March 31, 2012, no new pronouncements had a significant impact on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications (the "Certifications") of the Company's principal executive officer and principal financial officer, which are required pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Item 4 includes information concerning the controls and controls evaluation referenced in the Certifications. This Item 4 should be read in conjunction with the Certifications for a more complete understanding of the matters presented.

Evaluation of disclosure controls and procedures

The Company's President and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2012.  Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not designed at a reasonable assurance level nor are they effective to give reasonable assurance that the information the Company must disclose in reports filed with the SEC are properly recorded, processed, summarized, and reported as required, and that such information is not accumulated and communicated to its management, including its President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company’s President and Chief Financial Officer, after evaluating the effectiveness of its “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of March 31, 2012, the Company’s disclosure controls and procedures were not effective due to the existence of a material weakness in its internal control over financial reporting, as discussed below.

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

Material Weakness Identified

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2011, management identified a material weakness resulting from insufficient corporate governance policies. Although the Company does have a code of ethics that provides broad guidelines for corporate governance, its corporate governance activities and processes are not always formally documented.

Plan for Remediation of Material Weaknesses

During 2012, the Company plans to formally document corporate governance policies and processes, including the appointment of an Audit Committee.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

CAREPAYMENT TECHNOLOGIES, INC.
Dated: May 11, 2012	(Registrant)

/s/ Craig J. Froude
Craig J. Froude
Interim President

