Form 10-Q
period 2012-06-30
CarePayment Technologies, Inc.
filed 2012-08-13
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of July 31, 2012 the following shares of the issuer’s Capital Stock were outstanding:

Class A Common Stock	4,664,038
Class B Common Stock	8,010,092
Series D Convertible Preferred Stock	1,200,000
Series E Convertible Preferred Stock	93,419

CAREPAYMENT TECHNOLOGIES, INC

Quarterly Report on Form 10-Q

Quarter Ended June 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

CAREPAYMENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2012 and December 31, 2011

(UNAUDITED)

	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$135,575	$202,848
Related party receivables	190,086	280,263
Accounts receivable and prepaid expenses	191,732	99,865
Total current assets	517,393	582,976

Property and equipment, net	937,643	949,910
Intangible assets, net	8,607,694	8,812,260
Deposits	36,100	36,100
Goodwill	13,335	13,335

Total assets	$10,112,165	$10,394,581
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$1,217,133	$1,066,215
Related party liabilities	25,424	47,581
Accrued liabilities	255,351	473,391
Deferred revenue	35,000	75,000
Deferred rent	13,780	13,780
Note payable	-	3,631,000
Total current liabilities	1,546,688	5,306,967
Deferred rent, net of current portion	55,231	62,121
Note payable	3,731,000	-
Mandatorily redeemable preferred stock, Series D, no par value: 1,200,000 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011, net of discount of $9,975,436 and $10,560,144 at June 30, 2012 and December 31, 2011, respectively, liquidation preference of $12,000,000 at June 30, 2012	2,024,564	1,439,856
Total liabilities	7,357,483	6,808,944

Shareholders' Equity:
CarePayment Technologies, Inc. shareholders’ equity:
Preferred stock, Series E, no par value: 250,000 shares authorized, 93,419 and 97,500 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	130,786	136,500
Common stock, no par value: Class A, 65,000,000 shares authorized, 4,664,038 and 2,628,518 issued and outstanding at June 30, 2012 and December 31, 2011, respectively; Class B, 10,000,000 shares authorized, 8,010,092 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	21,608,930	19,568,120
Additional paid-in-capital	21,839,333	21,872,328
Accumulated deficit	(40,775,629)	(37,960,057)
Total CarePayment Technologies, Inc. shareholders' equity	2,803,420	3,616,891
Noncontrolling interest	(48,738)	(31,254)
Total shareholders’ equity	2,754,682	3,585,637

Total liabilities and shareholders’ equity	$10,112,165	$10,394,581

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CAREPAYMENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Service fees revenue	$1,336,513	$1,621,741	$2,659,992	$3,130,028
Royalty and implementation fees	40,000	290,000	40,000	580,000
Total revenue	1,376,513	1,911,741	2,699,992	3,710,028
Cost of revenue	1,270,339	1,229,791	2,443,995	2,409,543
Gross margin	106,174	681,950	255,997	1,300,485

Operating expenses:
Sales, general and administrative	1,265,952	1,600,377	2,251,211	2,869,709

Loss from operations	(1,159,778)	(918,427)	(1,995,214)	(1,569,224)

Other income (expense):
Other income	2,136	35	2,149	785
Interest expense:
Interest expense	(124,131)	(11,523)	(245,927)	(22,920)
Accretion of preferred stock discount	(401,433)	(93,177)	(584,708)	(178,619)
Total interest expense	(525,564)	(104,700)	(830,635)	(201,539)
Other expense, net	(523,428)	(104,665)	(828,486)	(200,754)

Net loss before income tax	(1,683,206)	(1,023,092)	(2,823,700)	(1,769,978)
Income tax expense	6,589	7,600	9,356	11,760
Net loss	(1,689,795)	(1,030,692)	(2,833,056)	(1,781,738)
Less: Net loss attributable to noncontrolling interest	10,452	6,506	17,484	9,555
Net loss attributable to CarePayment Technologies, Inc.	$(1,679,343)	$(1,024,186)	$(2,815,572)	$(1,772,183)

Net loss per share:
Basic and diluted	$(0.14)	$(0.10)	$(0.25)	$(0.18)
Weighted average number of shares outstanding:
Basic and diluted	12,011,799	10,600,879	11,331,350	9,855,023

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CAREPAYMENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(2,833,056)	$(1,781,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	505,558	310,354
Accretion of preferred stock discount	584,708	178,619
Stock-based compensation	2,101	9,055
Change in assets and liabilities:
Decrease (increase) in assets:
Accounts receivable and prepaid expenses	(91,867)	(101,611)
Related party receivables	90,177	(20,185)
Deposits	–	(19,000)
Increase (decrease) in liabilities:
Accounts payable	150,918	20,915
Accrued interest	–	22,920
Deferred revenue	(40,000)	–
Deferred rent	(6,890)	–
Accrued liabilities	(218,040)	92,189
Related party liabilities	(22,157)	22,525
Net cash used in operating activities	(1,878,548)	(1,265,957)
Cash Flows From Investing Activities:
Purchases of property and equipment	(288,725)	(453,847)
Investment in loans receivable	(27,344)	(39,522)
Proceeds from sale of loans receivable	27,344	39,522
Net cash used in investing activities	(288,725)	(453,847)
Cash Flows From Financing Activities:
Net proceeds from note payable	2,100,000	–
Proceeds from sale of Common Stock	–	1,500,000
Net cash provided by financing activities	2,100,000	1,500,000
Change in cash and cash equivalents	(67,273)	(219,804)
Cash and cash equivalents, beginning of period	202,848	555,975
Cash and cash equivalents, end of period	$135,575	$336,171

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$245,927	$–
Cash paid for income taxes	$9,670	$11,760
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of Series E Convertible Preferred Stock into shares of Class A Common Stock	$40,810	$–
Conversion of note payable in shares of Class A Common Stock	$2,000,000	$–

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

Effective at the end of December 2009, we acquired certain assets and rights that enabled us to begin building a business that originates and services healthcare accounts receivable for other parties, including the development of innovative patient plans for more effective recovery of healthcare receivables. The assets and rights we acquired had been previously developed by Aequitas and its affiliate, CarePayment, LLC, under the CarePayment® brand for servicing accounts receivable generated by healthcare providers in connection with providing healthcare services to their patients. The assets and rights we acquired included the exclusive right to originate, administer, service and collect patient accounts receivable and to market our services under the CarePayment® brand generated by healthcare providers and purchased by CarePayment, LLC or its affiliates, and a proprietary software product that is used to manage the servicing. Typically, CarePayment, LLC or one of its affiliates purchases patient accounts receivables from hospitals and then we originate, administer, service and collect them on behalf of CarePayment, LLC, or one of its affiliates, for a fee. Although we intend to grow our business to include servicing accounts receivable on behalf of other parties, CarePayment, LLC is currently our only customer.

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

Our affiliate, CarePayment, LLC, offers healthcare providers a receivables servicing alternative. CarePayment, LLC, either alone or through an affiliate, purchases from healthcare providers the balance of their accounts receivable that are due directly from patients. A patient whose healthcare receivable is acquired by CarePayment, LLC is offered the opportunity to participate in the CarePayment® program, which includes a line of credit for payment of future healthcare expenses. If the patient accepts the terms of the program, the patient becomes a CarePayment® customer. The patient's CarePayment® account has an initial outstanding balance equal to the receivable amount purchased by CarePayment, LLC or one of its affiliates from the healthcare provider. Balances due on the CarePayment® account are generally payable over 25 months or more with no interest (0% APR).

On December 31, 2009, CP Technologies entered into a Servicing Agreement (the "Servicing Agreement") with CarePayment, LLC under which CP Technologies has the exclusive right to originate, collect, administer and service all accounts receivable purchased or controlled by CarePayment, LLC or its affiliates. CarePayment, LLC also appointed CP Technologies as a non-exclusive originator of receivables purchased or controlled by CarePayment, LLC, including the right to deal with healthcare providers on behalf of CarePayment, LLC with respect to originating, collecting, administering and servicing receivables purchased or controlled by CarePayment, LLC or its affiliates. While CP Technologies services the receivables, CarePayment, LLC or its affiliates retain ownership of the receivables. In addition to servicing receivables on behalf of CarePayment, LLC, CP Technologies recommends a course of action when it determines that collection efforts for existing receivables are no longer effective and it may also analyze potential receivables acquisitions for CarePayment, LLC.

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

On July 30, 2010, the Company entered into an Agreement and Plan of Merger with Vitality Financial, Inc. (“Vitality”) pursuant to which Vitality became a wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, the stockholders of Vitality received, collectively, 97,500 shares of Series E Convertible Preferred Stock of the Company in consideration for all the outstanding stock of Vitality. Vitality provides payment and receivables management to a limited number of medical providers and patients.

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

On March 31, 2011, Aequitas Holdings, LLC (“Holdings”) purchased an additional 1.5 million shares of the Company’s Class B Common Stock for $1.00 per share. Holdings, an affiliate of Aequitas, now owns 7,910,092 shares of Class B Common Stock, which equates to approximately 92% of the voting shares of the Company as of the date of this Report.

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

Should the Business Loan be insufficient to meet the Company’s liquidity needs over the next year or until such time as the Company has positive cash flow, Holdings has advised the Company that it is prepared to provide additional liquidity, either in the form of an additional equity infusion or an additional line of credit. At June 30, 2012, the Company had taken net advances on the Business Loan of $3,731,000.

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

Related party receivables:

Related party receivables arise due to revenue earned in conjunction with the Servicing Agreement with CarePayment, LLC. The Company makes ongoing estimates of the collectability of these receivables. At June 30, 2012 and December 31, 2011, there was no allowance for doubtful accounts.

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

Goodwill:

Goodwill is recorded at historical cost and is tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We did not recognize impairment losses on goodwill for the quarter ended June 30, 2012.

Revenue recognition:

Receivables servicing:

The Company recognizes revenue in conjunction with the Servicing Agreement between CP Technologies and CarePayment, LLC. CP Technologies receives a monthly servicing fee equal to 0.4167% of the receivables balances that have been purchased by CarePayment, LLC, and an origination fee equal to 6% of the original balance of newly generated receivables that are purchased by CarePayment, LLC. The Servicing Agreement also provides that the Company is to be paid 25% of the quarterly net income of CarePayment, LLC from operating activities, as adjusted for certain items (the “back-end servicing fee”). The Company recognizes revenue related to the Servicing Agreement at the time the services are rendered. The servicing fee is recognized as revenue monthly at 0.4167 percent of funded receivables CP Technologies is servicing for the month; the origination fee is recognized as revenue at the time CarePayment, LLC funds its purchased receivables and CP Technologies assumes responsibility for servicing these receivables; and the back-end servicing fee is recognized as revenue in the quarter that CarePayment, LLC records its net income. The collectability of the revenue recognized from these related party transactions is considered reasonably assured.

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

Cost of revenue:

Cost of revenue is comprised primarily of costs for servicing contractors, costs associated with outsourcing billing, collections and payment processing services and the amortization of servicing rights and servicing software.

Advertising expense:

Advertising costs are expensed in the period incurred and are included in selling, general and administrative expenses. Total advertising expense was $2,010 and $13,813 for the six months ended June 30, 2012 and 2011, respectively.

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

Recently adopted accounting standards:

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the quarter ended June 30, 2012, no new pronouncements had a significant impact on the Company’s financial statements.

3. Property and Equipment

A summary of the Company's property and equipment as of June 30, 2012 and December 31, 2011 is as follows:

	2012	2011
Servicing software	$1,329,463	$507,200
Office furniture and equipment	46,967	46,967
Leasehold improvements	195,548	195,548
Assets not yet in service – software	49,830	583,368
Total fixed assets	1,621,808	1,333,083
Accumulated depreciation and amortization	(684,165)	(383,173)
Property and equipment, net	$937,643	$949,910

Depreciation and amortization expense for property and equipment was $246,621 and $57,939 for the three months ended June 30, 2012 and 2011, respectively, and $300,992 and $104,579 for the six months ended June 30, 2012 and 2011, respectively.

4. Intangible Assets

A summary of the Company's intangible assets as of June 30, 2012 and December 31, 2011 is as follows:

	2012	2011
Intangible assets subject to amortization:
Servicing rights (amortized over 25 years)	$9,550,000	$9,550,000
Customer lists (amortized over 1.5 years)	34,700	34,700
IP Scoring Algorithm (amortized over 5 years)	20,000	20,000
Gross carrying value	9,604,700	9,604,700
Accumulated amortization	(1,007,006)	(802,440)
Net carrying value of intangible assets subject to amortization	8,597,694	8,802,260
Intangible assets not subject to amortization:
Lender’s licenses	10,000	10,000
Net carrying value of intangible assets	$8,607,694	$8,812,260

Amortization expense was $102,283 and $102,888 for the three months ended June 30, 2012 and 2011, respectively, and $204,566 and $205,775 for the six months ended June 30, 2012 and 2011, respectively.

5. Note Payable

On September 29, 2011, the Company entered into the Business Loan with ACF, the outstanding loan balance of which originally accrued interest at the rate of 11% per annum, payable monthly, and had a scheduled maturity date of December 31, 2012. The Business Loan is collateralized by substantially all of the Company’s assets. On December 29, 2011, the Company and ACF entered into Amendment No. 1 to the Business Loan pursuant to which the aggregate principal amount that the Company could borrow under the Business Loan was increased from $3,000,000 to $4,500,000. On March 5, 2012, the Company and ACF entered into Amendment No. 2 to the Business Loan pursuant to which the aggregate principal amount that the Company could borrow under the Business Loan was increased from $4,500,000 to $8,000,000, and the interest rate on the outstanding principal balance owing under the Business Loan was increased from 11% per annum to 12.5% per annum beginning on the effective date of Amendment No. 2. On April 12, 2012, the Company and ACF entered into Amendment No. 3 to the Business Loan pursuant to which $2,000,000 of the aggregate principal balance owing under the Business Loan converted, effective April 30, 2012, into shares of the Company's Class A Common Stock at a price of $1.00 per share, the aggregate principal amount the Company may borrow under the Business Loan was decreased from $8,000,000 to $6,000,000, and the maturity date of the Business Loan was extended from December 31, 2012 to December 31, 2013.

As of June 30, 2012, the Company had received net advances on the line of credit of $3,731,000. Interest expense of $245,927 and $22,920 was paid during the six months ended June 30, 2012 and 2011, respectively.

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

The difference between the fair value of Series D Preferred Stock at issuance and the redemption value of $12,000,000 will be accreted to interest expense over the period to redemption in January 2013 using the level yield method. The carrying value at June 30, 2012 is $2,024,564.

7. Shareholders’ Equity

Preferred Stock:

Each share of Series D Preferred Stock is convertible into such number of fully paid and nonassessable shares of Class A Common Stock of the Company as is determined by dividing the amount of $10.00 per share (as adjusted for stock splits, stock dividends, reclassification and the like) by the Conversion Price (defined in the following sentence) applicable to such share in effect on the date the certificate is surrendered for conversion. The Conversion Price per share of Series D Preferred Stock is 80% of the volume weighted average price per share of Class A Common Stock, but in no event less than $1.00 per share. Through June 30, 2012, no shares of Series D Preferred Stock have been converted into shares of Class A Common Stock.

Each share of Series E Convertible Preferred Stock (“Series E Preferred Stock”) is convertible into such number of fully paid and nonassessable shares of Class A Common Stock of the Company as is determined by dividing the amount of $10.00 per share (as adjusted for stock splits, stock dividends, reclassification and the like) by the Conversion Price (defined in the following sentence) applicable to such share in effect on the date the certificate is surrendered for conversion. The Conversion Price per share of Series E Preferred Stock is 80% of the volume weighted average price per share of Class A Common Stock, but in no event less than $1.00 per share. Shares of Series E Preferred Stock became convertible, at the option of the holder thereof, into shares of Class A Common stock in January 2012 and are mandatorily convertible into shares of Class A Common Stock 36 months after issuance. Through June 30, 2012, 4,081 shares of Series E Preferred Stock have been converted into 35,520 shares of Class A Common Stock.

Stock Warrants:

As of June 30, 2012, the Company had warrants outstanding for 3,676 shares of Class A Common Stock, which are exercisable as follows:

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

On April 30, 2012, $2,000,000 of the aggregate principal amount owing under the Business Loan was converted into shares of the Company's Class A Common Stock at a price of $1.00 per share resulting in the issuance of 2,000,000 shares of Class A Common Stock.

8. Earnings (Loss) per Common Share

The shares used in the computation of the Company’s basic and diluted loss per common share are reconciled as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Weighted average basic common shares outstanding	12,011,799	10,600,879	11,331,350	9,855,023
Dilutive effect of convertiblepreferred stock(a)	—	—	—	—
Dilutive effect of warrants (a)	—	—	—	—
Dilutive effect of employee stock options (a)	—	—	—	—
Weighted average diluted common shares outstanding (a)	12,011,799	10,600,879	11,331,350	9,855,023

(a)	Common stock equivalents outstanding for the six months ended June 30, 2012 and 2011 excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method are: warrants to purchase 3,676 and 4,417 shares of Class A Common Stock, respectively; 1,200,000 shares of Series D Preferred Stock convertible into shares of Class A Common Stock; and 93,419 and 97,500 shares of Series E Preferred Stock convertible into shares of Class A Common Stock, respectively, based on the conversion calculation described in Note 7, and stock options to purchase 754,139 shares of Class A Common Stock.

9. Employee Benefit Plans

Stock Incentive Plan

In February 2010, the Company adopted the 2010 Stock Option Plan (the “Plan”) pursuant to which the Company may grant restricted stock and stock options for the benefit of selected employees and directors. The Plan was amended in September 2010 to increase the number of shares of Class A Common Stock that may be issued under the Plan to 1,000,000 shares. Grants are issued at prices equal to the estimated fair market value of the stock as defined in the plan on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria; all current grants outstanding are time-based vesting instruments. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of stock-based options granted is calculated using the Black-Scholes option pricing model. A total of 186,961 shares of Class A Common Stock remains reserved for issuance under the Plan as of June 30, 2012.

The Company’s policy is to issue new shares of stock on exercise of stock options.

A summary of option activity under the Plan during the six months ended June 30, 2012 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Options outstanding at December 31, 2011	754,139	$0.20	7.7
Forfeited	35,973
Exercised	–
Options outstanding at June 30, 2012	717,166	$0.20	7.7
Options exercisable at June 30, 2012	717,166	$0.20	7.7

The Company recorded compensation expense of $263 and $4,527, respectively, for the three months ended June 30, 2012 and 2011, and $2,101 and $9,055 for the six months ended June 30, 2012 and 2011, respectively, for the estimated fair value of options vested. As of June 30, 2012, there was $1,142 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The unamortized cost is expected to be recognized over a weighted-average period of 1.1 years as of June 30, 2012.

401(k) Savings Plan

During fiscal year 2011, employees of the Company were eligible to participate in a 401(k) Savings Plan and the Company matched 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation that employees contributed to the plan; the Company’s matching contributions vested immediately.  Effective January 1, 2012, the Company leases its employees from Aequitas pursuant to the Restated ASA (see Note 12 below).  Under the Restated ASA, employees providing services to CP Technologies under the Restated ASA are eligible to participate in a 401(k) Savings Plan offered by Aequitas, and Aequitas matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation that such employees contribute to the plan; matching contributions made by Aequitas vest immediately.  CP Technologies is obligated under the Restated ASA to reimburse Aequitas for the matching contributions it makes with respect to employees providing services to CP Technologies under the Restated ASA.  The Company recorded expense of $33,700 for the three months ended June 30, 2011, and $43,545 for the six months ended June 30, 2011 with respect to its matching contributions during that period.  For the three and six months ended June 30, 2012, the Company recorded expense of $16,501 and $35,499, respectively, for reimbursement of the matching contributions Aequitas made during those periods with respect to employees providing services to CP Technologies under the Restated ASA.

10. Commitments and Contingencies

Operating Leases:

The Company and its subsidiaries lease office space and personal property used in their operations from Aequitas, an affiliate. The Company holds a lease for space in San Francisco, California; which has been sub-leased effective July 13, 2012. At June 30, 2012, the Company's aggregate future minimum payments for operating leases having initial or non-cancelable lease terms greater than one year are payable as follows:

Year	Required Minimum Payment
2012	$164,976
2013	$339,440
2014	$303,244
2015	$108,585
2016	$18,240

For the three and six months ended June 30, 2012, the Company incurred rent expense of $85,843 and $171,681, respectively, and incurred rent expense for the three and six months ended June 30, 2011, of $77,891 and $154,539, respectively.

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

The fair value of the Series D Preferred Stock at June 30, 2012 is $13,116,964 based on a discounted cash flow model.

The fair value of the note payable is calculated using our estimated borrowing rate for similar types of borrowing arrangements. The carrying amount reflected in the consolidated balance sheet for the note payable approximates fair value.

12. Related-Party Transactions

Effective January 1, 2010, Aequitas began providing CP Technologies certain management support services, such as accounting, financial, human resources and information technology services, under the terms of an Administrative Services Agreement (the “ASA”) dated December 31, 2009. For 2011, the fee under the ASA payable to Aequitas was $46,200 per month. Effective January 1, 2012, the ASA was amended and restated (the “Restated ASA”) to revise the ASA fee payable to Aequitas to be approximately $56,200 per month for 2012 and to provide for an annual 3% increase to the fee effective January 1 of each year thereafter unless otherwise agreed by the parties. Either party may change the services provided under the ASA by Aequitas (including terminating a particular service) upon 180 days’ prior written notice to the other party, and the ASA is terminable by either party on 180 days’ notice to the other party.

Effective December 31, 2011, CP Technologies terminated all of its employees (the "Former CPT Employees") and each Former CPT Employee was hired by Aequitas. Pursuant to an amendment and restatement of the ASA: (i) Aequitas loans Former CPT Employee to CP Technologies for the purpose of providing services to CP Technologies, and (ii) CP Technologies has the right to designate additional persons to be hired by Aequitas, and to terminate the employment of any persons employed by Aequitas for the purpose of providing services to CP Technologies under the Restated ASA. The Restated ASA requires CP Technologies to reimburse Aequitas for the actual costs that Aequitas incurs to provide employees to CP Technologies. CP Technologies paid fees under the ASA and Restated ASA to Aequitas of $150,609 and $138,576 for the three months ended June 30, 2012 and 2011, respectively, and $307,675 and $277,152 for the six months ended June 30, 2012 and 2011, respectively, which fees are included in sales, general and administrative expense. Additionally, CP Technologies reimbursed Aequitas $22,475 and $50,000 during the three months ended June 30, 2012 and 2011, respectively and $46,550 and $50,000 during the six months ended June 30, 2012 and 2011, respectively for legal compliance work performed by Aequitas in-house legal personnel.

CP Technologies leases certain office space and personal property from Aequitas pursuant to a Sublease dated December 31, 2009 (the “Sublease”). Real property rent was fixed at $13,115 per month for 2011 and 2012 and personal property rent set at $6,116 per month. The Company paid rent and fees under the Sublease to Aequitas of $115,386 for the six months ended June 30, 2012 and 2011, which rent and fees are included in sales, general and administrative expense.

Effective December 31, 2009, the Company and Aequitas entered into an Amended and Restated Advisory Services Agreement (the “Advisory Agreement”). Under the terms of the Advisory Agreement, Aequitas provides services to the Company relating to strategy development, strategic planning, marketing, corporate development and such other advisory services as the Company reasonably requests from time to time. The Company pays Aequitas a monthly fee of $15,000 for such services. In addition, Aequitas will receive a success fee in the event of certain transactions entered into by the Company. The Company paid fees under the Advisory Agreement to Aequitas of $45,000 and $45,000 for the three months ended June 30, 2012 and 2011, respectively, and $90,000 and $90,000 for the six months ended June 30, 2012 and 2011, respectively, which fees are included in sales, general and administrative expense.

CP Technologies and Aequitas entered into a Royalty Agreement, as amended effective July 31, 2010 (the “Royalty Agreement”). Under the terms of the Royalty Agreement, CP Technologies pays Aequitas a royalty based on new products ("Products") developed by CP Technologies or its affiliates or co-developed by CP Technologies or its affiliates and Aequitas or its affiliates and that are based on or use the CarePayment® software system and platform that Aequitas transferred to CP Technologies (the “Software”). The royalty is equal to (i) 1.0% of the net revenue received by CP Technologies or its affiliates and generated by Products that utilize funding provided by Aequitas or its affiliates, and (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables that do not utilize such funding but that are serviced by CP Technologies or its affiliates using the Software. Effective January 1, 2011, the Royalty Agreement was further amended, whereby Aequitas agreed to pay CP Technologies a $500,000 fee for improvements to the existing CarePayment® program platform to accommodate additional portfolio management capability and efficiency as mutually agreed in writing. Fees paid or received under the Royalty Agreement with Aequitas were $0 and $500,000 for the six months ended June 30, 2012 and 2011, respectively.

The Company recognizes revenue in conjunction with the Servicing Agreement between CarePayment, LLC and CP Technologies. CarePayment, LLC pays CP Technologies an origination fee at the time CarePayment, LLC purchases and delivers receivables to CP Technologies for servicing based upon the balance of the receivables to be serviced, a monthly servicing fee based upon the principal amount of purchased receivables that CP Technologies is servicing, and a quarterly servicing fee based upon a percentage of CarePayment, LLC’s quarterly net income from operating activities, as adjusted for certain items. CP Technologies received fee revenue under the Servicing Agreement of $1,335,106 and $1,620,066 for the three months ended June 30, 2012 and 2011, respectively, and $2,658,585 and $3,128,353 for the six months ended June 30, 2012 and 2011. Additionally the Company recorded implementation revenue of $40,000 for the three months ended June 30, 2012 and 2011, and $40,000 and $80,000 for the six months ended June 30, 2012 and 2011, respectively, for implementation services provided to CarePayment, LLC.

Effective September 29, 2011 the Company established the Business Loan with ACF, which accrued interest at the rate of 11% per annum until March 4, 2012. Beginning on March 5, 2012, the interest rate on the outstanding principal balance owing on the Business Loan was increased to 12.5% pursuant to Amendment No. 2 to the Business Loan. The unpaid principal balance on the Business Loan at June 30, 2012 was $3,731,000. Interest paid on the Business Loan for the three months ended June 30, 2012 was $124,131 and for the six months ended June 30, 2012 was $245,927 , with no interest accrued and unpaid at June 30, 2012.

The Company had a receivable of $189,884 and $277,120 due from CarePayment, LLC for servicing fees as of June 30, 2012 and December 31, 2011, respectively. The Company had a receivable of $202 and $3,143 due from Aequitas Income Opportunity Fund, LLC, an affiliate of ACF, for servicing fees as of June 30, 2012 and December 31, 2011, respectively. Additionally, the Company has received an advance payment from CarePayment, LLC in the amount of $0 and $42,664, and a deposit of $25,424 and $4,917, on the purchase of loans receivable from an Aequitas affiliate, both of which are recorded as a related party liability in the Condensed Consolidated Financial Statements, as of June 30, 2012 and December 31, 2011, respectively.

Vitality provides loans to hospital patients to satisfy healthcare receivables owed to hospitals. Vitality sells the loans to an affiliate of Aequitas at the net book value of the loans and CP Technologies continues to service the loans. As of June 30, 2012 and December 31, 2011, there were no loans owned by Vitality, although CP Technologies was servicing, as of those dates, $40,542 and $68,000 of loans receivable, respectively, which have been sold to an affiliate of Aequitas.

13. Subsequent Events

Management evaluated subsequent events through the date of this Report. There were no material subsequent events that required disclosure in the Condensed Consolidated Financial Statements as of June 30, 2012.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  Such statements reflect management's current view and estimates of future economic and market circumstances, industry conditions, company performance and financial results.  Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are subject to risks and uncertainties that could cause our future results to differ materially from the results discussed herein.  Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Quarterly Report on Form 10-Q and risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  We do not intend, and undertake no obligation, to update any such forward-looking statements to reflect events or circumstances that occur after the date of this filing.

Overview

CarePayment Technologies, Inc. ("we", "us", "our" or the "Company") was incorporated as an Oregon corporation in 1991. Unless otherwise indicated, all references in this Report to the Company include our 99% owned subsidiary, CP Technologies LLC ("CP Technologies"). See Notes 1 and 12 to our Condensed Consolidated Financial Statements for defiitions of certain capitalized terms used in this Item 2.

Beginning in January 2010, we commenced operating a receivables servicing business through CP Technologies. Although we intend to grow our business to include servicing accounts receivable on behalf of other parties and in other industries, we currently service only healthcare accounts receivable and are dependent on a single customer, CarePayment, LLC.

The Company originates agreements which provide for CarePayment, LLC, or one of its affiliates, to purchase from healthcare providers the portion of their accounts receivable that are due directly from patients. We then administer, service, and collect those accounts receivable on behalf of CarePayment, LLC for a fee. During the three and six months ended June 30, 2012, we generated revenues of $1,336,513 and $2,659,992, respectively, in fees from our servicing activities on behalf of CarePayment, LLC.

Effective December 31, 2011, CP Technologies terminated all of its employees (the "Former CPT Employees") and each Former CPT Employee was hired by Aequitas for the purpose of providing services to CP Technologies under the Restated ASA. The Restated ASA requires CP Technologies to reimburse Aequitas for the actual costs that Aequitas incurs to provide employees to CP Technologies.

Potential Inability to Redeem Series D Preferred Stock .

In connection with the December 2009 transactions described in Notes 1 and 12 of our Consolidated Condensed

Financial Statements, we issued a total of 1,000,000 shares of our Series D Preferred Stock (the "2009 Series D Shares") to Aequitas and CarePayment, LLC. Aequitas and CarePayment, LLC subsequently transferred the 2009 Series D Shares to Aequitas CarePayment Founders Fund, LLC ("Founders Fund"). On April 15, 2010, the Company sold an additional 200,000 of Series D Shares to Founders Fund.

Under Section 5.1(b) of our Second Amended and Restated Certificate of Designation for the Series D Preferred Stock, we are required to redeem all outstanding shares of Series D Preferred by not later than January 31, 2013. Pursuant to an Investor Rights Agreement to which we are a party, if we do not redeem the 2009 Series D Shares by January 31, 2013, then Founders Fund, as the assignee of Aequitas and CarePayment, LLC under such Investor Rights Agreement, will have the right to exchange the 2009 Series D Shares for a total of 98 membership units of CP Technologies, which would result in Founders Fund owning 99% of CP Technologies and Aequitas and its affiliates owning 1% of CP Technologies. The redemption price for each share of Series D Preferred Stock is an amount equal to $10.00 (as adjusted for stock splits, stock dividends, reclassifications and the like with respect to the Series D Preferred) plus cumulative unpaid dividends. If all shares are redeemed, the estimated total redemption price of our Series D Preferred Stock in January 2013 is $13,800,000.

There can be no assurances that we will have sufficient liquidity, and our current financial position suggests that we may not have sufficient liquidity, to redeem the the Series D Preferred Stock by January 31, 2013. Because we do not at this time have any significant assets or financial resources other than CP Technologies, the exchange by Founders Fund of the 2009 Series D Shares for a 99% interest in CP Technologies would have a material adverse effect on us.

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

Results of Operations

Six Months Ended June 30, 2012 and 2011

Revenues:

Under the Servicing Agreement, CarePayment, LLC pays the Company (i) a monthly servicing fee based on an the receivables balances that have been purchased by CarePayment, LLC, (ii) an origination fee equal to 6% of the original balance of newly generated receivables that are purchased by CarePayment, LLC, and (iii) a “back-end servicing fee” based on CarePayment, LLC’s quarterly net income from operating activities, adjusted for certain items. The Company received fee revenue in conjunction with the Servicing Agreement of $1,336,513 and $1,621,741 for the three months ended June 30, 2012 and 2011, respectively, which were primarily comprised of $438,080 and $468,802 of servicing fees and $886,106 and $1,151,264 of origination fees and no “back-end servicing fees”, respectively. The Company received fee revenue in conjunction with the Servicing Agreement of $2,659,992 and $3,130,028 for the six months ended June 30, 2012 and 2011, respectively, which were primarily comprised of $898,778 and $925,709 of servicing fees, $1,733,811 and $2,202,644 of origination fees and no “back-end servicing fees”, respectively.

During the six months ended June 30, 2012, CarePayment, LLC added five new clients, representing 20 facilities, that will be offering the CarePayment® program. The Company began servicing receivables for two of the five new clients during the first six months of the year, and anticipates beginning to service the remaining three during the third quarter. The addition of these new CarePayment, LLC clients diversifies the serviced portfolio into two new states,which brings the total number of states in which the Company operates to 14.

For the three months ended June 30, 2012 and 2011, the Company recorded implementation revenue of $40,000, and for the six months ended June 30, 2012 and 2011, the Company recorded implementation revenue of $40,000 and $80,000, respectively, for implementation services provided to CarePayment, LLC. Additionally, for the six months ended June 30, 2011, the Company recorded $500,000 of royalty revenue from Aequitas under an amendment to the Royalty Agreement for improvements to the existing CarePayment platform to accommodate additional portfolio management capability and efficiency.

For the three and six months ended June 30, 2012, total servicing fee revenue decreased 17.6% and 15.0%, respectively, which was attributable to a 6.6% and 2.8% decrease, respectively, in servicing revenues and a 23.0% and 21.3% decrease, respectively, in origination fees over the same period in 2011 as a result of less funded receivables as compared to the same period in 2011.

Cost of Revenue:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing account processing, collection and payment processing servicers, and the amortization of the servicing rights and servicing software. For the three months ended June 30, 2012, the total cost of revenue increased by $40,548 to $1,270,339, as compared to $1,229,791 for the three months ended June 30, 2011. Cost of revenue for the three months ended June 30, 2012 was comprised of compensation expense of $421,288, outsourced processing and collections services of $661,270, depreciation and amortization expense of $139,342, and $48,439 of other expense. For the three months ended June 30, 2011, cost of revenue was comprised of compensation expense of $357,832, outsourced processing and collections services of $695,508, amortization expense of $139,946, and $36,505 of other expense. The $40,548 increase in the cost of revenue for the three months ended June 30, 2012 is primarily attributable to a $63,456 (or 17.7%) increase in compensation due to changes in staff, offset by a $34,238 (or 4.9%) decrease in the cost of outsourced services due to renegotiation of vendor contracts in 2011 and process improvements, and $11,934 (or 32,7%) decrease in other expenses.

For the six months ended June 30, 2012, the total cost of revenue increased by $34,452 to $2,443,995, as compared to $2,409,543 for the six months ended June 30, 2011. Cost of revenue for the six months ended June 30, 2012 was comprised of compensation expense of $735,261, outsourced processing and collections services of $1,352,569, depreciation and amortization expense of $278,683, and $77,482 of other expense. For the six months ended June 30, 2011, cost of revenue was comprised of compensation expense of $657,867, outsourced processing and collections services of $1,401,530, amortization expense of $279,892, and $70,254 of other expense. Outsourced services from four primary vendors include hosting and maintenance of patient accounts, including all customer transaction processing, collection and mailing services, card processing and customer service administration. The $34,452 increase in the cost of revenue for the six months ended June 30, 2012 is primarily attributable to a $77,394 (or 11.8%) increase in compensation due to changes in staffing, off-set by a $48,961 (or 3.5%) decrease in the cost of outsourced services, renegotiation of vendor contracts in 2011 and process improvements.

Operating Expenses:

Operating expenses for the three months ended June 30, 2012 were $1,265,952, as compared to $1,600,377 for the same period in 2011. Operating expenses for the six months ended June 30, 2012 were $2,251,211, as compared to $2,869,709 for the same period in 2011.

Operating expenses for the three months ended June 30, 2012 were mainly comprised of the following: sales and marketing expense of $340,937; legal, consulting and other professional fees of approximately $91,820; compensation of $69,848; related party agreements with Aequitas for office and equipment lease expense of $76,914, administrative services of $176,009 and advisory services of $45,000; travel and entertainment of $49,874, information technology and non-capitalized software development costs of $147,571; and general office expense, including insurance and other administrative expenses, of approximately $267,979.

Operating expenses for the three months ended June 30, 2011 were mainly comprised of the following: sales and marketing expense of $323,529; legal, consulting and other professional fees of approximately $118,716; compensation of $343,498; related party agreements with Aequitas for office and equipment lease expense of $57,693, administrative services of $188,576 and advisory services of $45,000; travel and entertainment of $113,228, information technology and non-capitalized software development costs of $327,347; and general office expense, including insurance and other administrative expenses, of approximately $82,790.

The decrease in operating expenses for the three months ended June 30, 2012 over 2011 was comprised of: decreases in non-capitalizable software and network costs of $179,776 due to a reduction in software development costs; decreases in compensation of $273,650 due to changes in staff; decreases in travel and entertainment of $63,354 due to a reduction in travel; decreases in administrative services of $12,567; and in consulting and professional fees of $26,896 due to a reduction in legal and accounting costs. These decreases were offset, in part, by: increases in general office expense of $185,189 mainly related to depreciation taken during the quarter on capitalized software put into production, office and equipment lease expenses of $19,221, and sales and marketing expenses of $17,408.

Operating expenses for the six months ended June 30, 2012 were comprised of the following: sales and marketing expense of approximately $528,502; legal, consulting and other professional fees of approximately $169,152; compensation of approximately $288,481; related party agreements with Aequitas for office and equipment lease expense of $147,421, administrative services of $352,250 and advisory services of $90,000; travel and entertainment of $85,586; information technology and non-capitalized software development costs of $249,025; and general office expense, including insurance and other administrative expenses, of approximately $340,794.

Operating expenses for the six months ended June 30, 2011 were comprised of the following: sales and marketing expense of approximately $611,099; legal, consulting and other professional fees of approximately $249,973; compensation of approximately $668,171; related party agreements with Aequitas for office and equipment lease expense of $115,386, administrative services of $327,152 and advisory services of $90,000; travel and entertainment of $205,206; information technology and non-capitalized software development costs of $449,916; and general office expense, including insurance and other administrative expenses, of approximately $152,805.

The decrease in operating expenses in 2012 over 2011 was comprised primarily of: decreases in non-capitalizable software and network costs of $200,892 due to a reduction in software development costs; decreases in sales and marketing expense of $82,596 due to changes in head count; decreases in compensation of $379,690 due to changes in staff;decreases in travel and entertainment of $119,620 due to a reduction in travel; and decreases in consulting and professional fees of $80,821 due to a reduction in legal and accounting costs. These decreases were offset, in part, by increases in general office expense of $187,989 mainly related to depreciation taken during the year on capitalized software put into production, related party agreements with Aequitas for office and equipment lease expense of $32,035 and administrative services of $25,098.

Other Income (Expense):

Interest Expense:

Interest expense of $525,564 and $104,700 for the three months ended June 30, 2012 and 2011, respectively, includes $401,433 and $93,177 of the accreted discount on the Series D Preferred Stock, in addition to $124,131 and $11,523, respectively, of interest on the Business Loan with ACF. Interest expense of $830,635 and $201,539 for the six months ended June 30, 2012 and 2011, respectively, includes $584,708 and $178,619 of the accreted discount on the Series D Preferred Stock, in addition to $245,927 and $22,920, respectively, of interest expense on the Business Loan with ACF. The increase in interest expense is primarily due to the addition of interest expense related to the new Business Loan with ACF, which was entered into on September 29, 2011, and additional months of accretion on the discount for the Series D Preferred Stock.

Net Loss:

Net loss for the three months June 30, 2012 and 2011 were $1,689,795 and $1,030,692, respectively, of which $1,159,778 and $918,427, respectively, were from operations. The net loss for the six months ended June 30, 2012 and 2011 were $2,833,056 and $1,781,738, of which $1,995,214 and $1,569,224, respectively, were from operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, the Company had $135,575 of cash and cash equivalents as compared to $202,848 at December 31, 2011. Cash of $1,878,548 was used for operating activities for the period ended June 30, 2012, compared to $1,265,957 for the same period in 2011. Cash used in operating activities during the six months ended June 30, 2012 included a net loss of $2,833,056 and the net use of cash for operating assets and liabilities of $137,859, offset by non-cash activity of $1,092,367. The non-cash activity was mainly comprised of depreciation, amortization, and accretion of preferred stock discount for the six months ended June 30, 2012. The net change in operating assets and liabilities is primarily attributable to a decrease in accrued liabilities and an increase in accounts payable.

For the six months ended June 30, 2012, the Company used cash of $288,725 in investing activities compared to a use of cash from investing activities of $453,847 during the same period in 2011. For the six months ended June 30, 2012, cash was used for capitalized software additions. Cash used for the same period in 2011 was related to the purchase of property and equipment for the San Francisco office, which opened in February 2011, and capitalized software additions.

For the six month ended June 30, 2012, cash provided by financing activities was $2,100,000, as compared to $1,500,000 for the same period in 2011. During 2012, the Company received $2,100,000 of proceeds from the Business Loan with ACF. During the first quarter of 2011, the Company sold 1,500,000 shares of Class B Common Stock to Aequitas Holdings, LLC for $1,500,000. Holdings owns 7,910,092 shares of Class B Common Stock, which equates to approximately 92% of the voting shares of the Company as of the date of this Report.

Substantially all of the Company’s revenue and cash receipts are generated from the Servicing Agreement with CarePayment, LLC. Origination and servicing revenues are generated based upon the volume of receivables that CarePayment, LLC or its affiliates purchase. We anticipate growth in receivables serviced as CarePayment, LLC introduces new products to meet market demand, such as extended payment terms of up to 72 months versus the 25 month payment product currently offered.

On September 29, 2011, the Company entered into the Business Loan with ACF. On December 29, 2011, the Business Loan was amended to increase the aggregate principal amount that the Company could borrow under the Business Loan from $3,000,000 to $4,500,000. On March 5, 2012, the Business Loan was further amended to increase the aggregate principal amount the Company could borrow under the Business Loan from $4,500,000 to $8,000,000, and to increase the interest rate from 11% to 12.5% per annum. On April 12, 2012, the Company and ACF further amended the Business Loan to convert, effective April 30, 2012, $2,000,000 of the aggregate principal balance owing under the Business Loan into shares of the Company's Class A Common Stock at a price of $1.00 per share, to decrease the aggregate principal amount the Company could borrow under the Business Loan from $8,000,000 to $6,000,000 and to extend the maturity date of the Business Loan from December 31, 2012 to December 31, 2013.

In the event the Business Loan is insufficient to meet the Company’s liquidity needs over the next year or until such time as the Company has positive cash flow, Holdings has advised the Company that it is prepared to provide additional liquidity, either in the form of an additional equity infusion or an additional line of credit. At June 30, 2012, the Company had received Business Loan net advances of $3,731,000.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recent Accounting Developments

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the six months ended June 30, 2012, no new pronouncements had a significant impact on the Company’s financial statements.

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

Evaluation of disclosure controls and procedures

The Company's President and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2012.  Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not designed at a reasonable assurance level nor are they effective to give reasonable assurance that the information the Company must disclose in reports filed with the SEC are properly recorded, processed, summarized, and reported as required, and that such information is not accumulated and communicated to its management, including its President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company’s President and Chief Financial Officer, after evaluating the effectiveness of its “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of June 30, 2012, the Company’s disclosure controls and procedures were not effective due to the existence of a material weakness in its internal control over financial reporting, as discussed below.

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

Plan for Remediation of Material Weaknesses

During 2012, the Company plans to formally document corporate governance policies and processes, including the appointment of an Audit Committee. At the June 2012 annual meeting of the Board of Directors of the Company, the Company established and appointed an Audit Committee and Compensation Committee. The Audit Committee held its initial meeting in June 2012. The Company expects that additional governance policies and processes will be established during the second half of 2012.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the six months ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

CAREPAYMENT TECHNOLOGIES, INC.
Dated: August xx, 2012	(Registrant)

/s/ Craig J. Froude
Craig J. Froude
President

