Form 10-Q/A
period 2012-06-30
CarePayment Technologies, Inc.
filed 2012-08-14
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

CarePayment Technologies, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment No. 1") for the sole purpose of including currently dated signatures on the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, as filed with the Securities and Exchange Commission on August 13, 2012 (the "Original Report"), and the certifications included as exhibits to the Original Report (the "Certifications"), which dates were omitted from the Original Report and the Certifications in error.  For convenience, this Amendment No. 1 sets forth the Original Report in its entirety. Other than the changes referenced above, no other changes have been made to the Original Report.

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

CAREPAYMENT TECHNOLOGIES, INC.
Dated: August 13, 2012	(Registrant)

/s/ Craig J. Froude
Craig J. Froude
President

