Form 10-Q
period 2012-09-30
CarePayment Technologies, Inc.
filed 2012-11-13
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of October 31, 2012 the following shares of the issuer’s Capital Stock were outstanding:

Class A Common Stock	4,670,052
Class B Common Stock	8,010,092
Series D Convertible Preferred Stock	1,200,000
Series E Convertible Preferred Stock	93,419

CAREPAYMENT TECHNOLOGIES, INC

Quarterly Report on Form 10-Q

Quarter Ended September 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — UNAUDITED

CAREPAYMENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2012 and December 31, 2011

(UNAUDITED)

	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$285,014	$202,848
Related party receivables	110,545	280,263
Accounts receivable and prepaid expenses	124,385	99,865
Total current assets	519,944	582,976

Property and equipment, net	987,401	949,910
Intangible assets, net	8,505,411	8,812,260
Deposits	36,100	36,100
Goodwill	13,335	13,335
Total assets	$10,062,191	$10,394,581
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$1,226,378	$1,066,215
Related party liabilities	37,727	47,581
Accrued liabilities	401,356	473,391
Deferred revenue	35,000	75,000
Deferred rent	13,780	13,780
Note payable	-	3,631,000
Total current liabilities	1,714,241	5,306,967
Deferred rent, net of current portion	53,159	62,121
Note payable	4,831,000	-
Mandatorily redeemable preferred stock, Series D, no par value: 1,200,000 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011, net of discount of $8,699,038 and $10,560,144 at September 30, 2012 and December 31, 2011, respectively, liquidation preference of $12,000,000 at September 30, 2012	3,300,961	1,439,856
Total liabilities	9,899,361	6,808,944
Shareholders' Equity:
CarePayment Technologies, Inc. shareholders’ equity:
Preferred stock, Series E, no par value: 250,000 shares authorized, 93,419 and 97,500 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	130,787	136,500
Common stock, no par value: Class A, 65,000,000 shares authorized, 4,670,052 and 2,628,518 issued and outstanding at September 30, 2012 and December 31, 2011, respectively; Class B, 10,000,000 shares authorized, 8,010,092 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	21,606,525	19,568,120
Additional paid-in-capital	21,839,596	21,872,328
Accumulated deficit	(43,354,282)	(37,960,057)
Total CarePayment Technologies, Inc. shareholders' equity	222,626	3,616,891
Noncontrolling interest	(59,796)	(31,254)
Total shareholders’ equity	162,830	3,585,637
Total liabilities and shareholders’ equity	$10,062,191	$10,394,581

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CAREPAYMENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Service fees revenue	$1,385,285	$1,551,154	$4,045,277	$4,681,182
Royalty and implementation fees	7,500	30,000	47,500	610,000
Total revenue	1,392,785	1,581,154	4,092,777	5,291,182
Cost of revenue	1,457,464	1,195,614	3,901,459	3,605,157
Gross margin	(64,679)	385,540	191,318	1,686,025
Operating expenses:
Sales, general and administrative	1,105,605	1,699,140	3,356,816	4,568,849
Loss from operations	(1,170,284)	(1,313,600)	(3,165,498)	(2,882,824)
Other income (expense):
Other income	24,273	13	26,422	798
Interest expense:
Interest expense	(140,846)	(11,650)	(386,773)	(34,570)
Accretion of preferred stock discount	(1,276,398)	(103,709)	(1,861,106)	(282,328)
Total interest expense	(1,417,244)	(115,359)	(2,247,879)	(316,898)
Other expense, net	(1,392,971)	(115,346)	(2,221,457)	(316,100)
Net loss before income tax	(2,563,255)	(1,428,946)	(5,386,955)	(3,198,924)
Income tax expense	26,456	2,386	35,812	14,146
Net loss	(2,589,711)	(1,431,332)	(5,422,767)	(3,213,070)
Less: Net income (loss) attributable to noncontrolling interest	(11,058)	(9,857)	(28,542)	(19,412)
Net loss attributable to CarePayment Technologies, Inc.	$(2,578,653)	$(1,421,475)	$(5,394,225)	$(3,193,658)

Net loss per share:
Basic and diluted	$(0.20)	$(0.13)	$(0.46)	$(0.32)
Weighted average number of shares outstanding:
Basic and diluted	12,675,634	10,600,879	11,782,715	10,106,374

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CAREPAYMENT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(5,422,767)	$(3,213,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	757,403	468,126
Accretion of preferred stock discount	1,861,106	282,328
Stock-based compensation	2,363	13,583
Change in assets and liabilities:
Decrease (increase) in assets:
Related party receivables	169,718	(355,317)
Accounts receivable and prepaid expenses	(24,521)	(78,849)
Increase (decrease) in liabilities:
Accounts payable	160,165	(276,241)
Accrued interest	–	34,570
Deferred revenue	(40,000)	–
Deferred rent	(8,962)	–
Accrued liabilities	(72,035)	261,615
Related party liabilities	(9,854)	(24,290)
Net cash used in operating activities	(2,627,384)	(2,887,545)
Cash Flows From Investing Activities:
Purchases of property and equipment	(488,045)	(572,573)
Investment in loans receivable	(21,448)	(57,936)
Proceeds from sale of loans receivable	21,448	57,936
Net cash used in investing activities	(488,045)	(572,573)
Cash Flows From Financing Activities:
Net proceeds from notes payable	3,200,000	1,631,000
Repurchase of shares, net of proceeds from the exercise of related options	(2,405)
Proceeds from sale of Class B Common Stock	–	1,500,000
Net cash provided by financing activities	3,197,595	3,131,000
Change in cash and cash equivalents	82,166	(329,118)
Cash and cash equivalents, beginning of period	202,848	555,975
Cash and cash equivalents, end of period	$285,014	$226,857
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$386,757	$–

Cash paid for income taxes	$36,991	$16,046
Supplemental Disclosure of Non-Cash Financing Activities:

Conversion of Series E Convertible Preferred Stock into shares of Class A Common Stock	$40,810	$–

Conversion of note payable in shares of Class A Common Stock	$2,000,000	$–

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

Effective at the end of December 2009, we acquired certain assets and rights that enabled us to begin building a business that originates and services healthcare accounts receivable for other parties, including the development of innovative patient plans for more effective recovery of healthcare receivables. The assets and rights that we acquired had been previously developed by Aequitas and its affiliate, CarePayment, LLC, under the CarePayment® brand for servicing accounts receivable generated by healthcare providers in connection with providing healthcare services to their patients. The assets and rights we acquired included the exclusive right to originate, administer, service and collect patient accounts receivable generated by healthcare providers and purchased by CarePayment, LLC or its affiliates, to market our services under the CarePayment® brand and a proprietary software product that is used to manage the servicing. Typically, CarePayment, LLC or one of its affiliates purchases patient accounts receivables from hospitals and then we originate, administer, service and collect them on behalf of CarePayment, LLC, or one of its affiliates, for a fee. Although we intend to grow our business to include servicing accounts receivable on behalf of other parties, CarePayment, LLC is currently our only customer.

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

During 2010 and 2011, the Company added headcount and trained to manage the servicing operation in preparation for projected receivables volume increases.

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

Should the Business Loan be insufficient to meet the Company’s liquidity needs over the next year or until such time as the Company has positive cash flow, Holdings has advised the Company that it is prepared to provide additional liquidity, either in the form of an additional equity infusion or an additional line of credit. As of September 30, 2012, the Company had taken net advances on the Business Loan of $4,831,000.

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

Related party receivables:

Related party receivables arise due to revenue earned in conjunction with the Servicing Agreement with CarePayment, LLC. The Company makes ongoing estimates of the collectability of these receivables. At September 30, 2012 and December 31, 2011, there was no allowance for doubtful accounts.

Property and equipment:

Property and equipment is comprised of servicing software and computer equipment, which are stated at original estimated fair value, and office equipment and leasehold improvements, which are stated at cost, net of accumulated amortization and depreciation. Additionally, the Company has construction in progress for capitalizable software. Internal and external costs incurred to develop internal use computer software during the application development stage are capitalized in accordance with ASC 350. Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives of the assets beginning at the time the asset is placed in service. The estimated useful life of the software and the software licenses is three years, the estimated useful life of the office furniture is five years and the estimated useful life of computer equipment is three years. Leasehold improvements are amortized over the life of the lease, which is five years. The Company evaluates long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Goodwill:

Goodwill is recorded at historical cost and is tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We did not recognize impairment losses on goodwill for the quarter ended September 30, 2012.

Revenue recognition:

Receivables servicing:

The Company recognizes revenue in conjunction with the Servicing Agreement between CP Technologies and CarePayment, LLC. CP Technologies receives a monthly servicing fee equal to 0.4167% of the receivables balances that have been purchased by CarePayment, LLC, and an origination fee equal to 6% annually of the original balance of newly generated receivables that are purchased by CarePayment, LLC. The Servicing Agreement also provides that the Company is to be paid 25% of the quarterly net income of CarePayment, LLC from operating activities, as adjusted for certain items (the “back-end servicing fee”). The Company recognizes revenue related to the Servicing Agreement at the time the services are rendered. The servicing fee is recognized as revenue monthly at 0.4167% of funded receivables CP Technologies is servicing for the month; the origination fee is recognized as revenue at the time CarePayment, LLC funds its purchased receivables and CP Technologies assumes responsibility for servicing these receivables; and the back-end servicing fee is recognized as revenue in the quarter that CarePayment, LLC records its net income. The collectability of the revenue recognized from these related party transactions is considered reasonably assured.

Installation services:

In addition, the Company earns revenue from implementation fees paid by healthcare providers. These fees are charged to cover consulting services and materials provided to healthcare providers during the period when the CarePayment® program is being implemented with healthcare providers. The Company recognizes the revenue on completion of the implementation.

Royalty fees:

Royalty revenue is recognized as earned in accordance with the Royalty Agreement. See Note 12.

Cost of revenue:

Cost of revenue is comprised primarily of costs for servicing contractors, costs associated with outsourcing billing, collections and payment processing services and the amortization of servicing rights and servicing software.

Advertising expense:

Advertising costs are expensed in the period incurred and are included in selling, general and administrative expenses. Total advertising expense was $2,018 and $18,549 for the nine months ended September 30, 2012 and 2011, respectively.

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

Recently adopted accounting standards:

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the nine months ended September 30, 2012, no new pronouncements had a significant impact on the Company’s financial statements.

3. Property and Equipment

A summary of the Company's property and equipment as of September 30, 2012 and December 31, 2011 is as follows:

	2012	2011
Servicing software	$1,429,123	$507,200
Office furniture and equipment	46,967	46,967
Leasehold improvements	195,548	195,548
Assets not yet in service – software	149,490	583,368
Total fixed assets	1,821,128	1,333,083
Accumulated depreciation and amortization	(833,727)	(383,173)
Property and equipment, net	$987,401	$949,910

Depreciation and amortization expense for property and equipment was $203,933 and $54,885 for the three months ended September 30, 2012 and 2011, respectively, and $450,554 and $159,464 for the nine months ended September 30, 2012 and 2011, respectively.

4. Intangible Assets

A summary of the Company's intangible assets as of September 30, 2012 and December 31, 2011 is as follows:

	2012	2011
Intangible assets subject to amortization:
Servicing rights (amortized over 25 years)	$9,550,000	$9,550,000
Customer lists (amortized over 1.5 years)	34,700	34,700
IP Scoring Algorithm (amortized over 5 years)	20,000	20,000
Gross carrying value	9,604,700	9,604,700
Accumulated amortization	(1,109,289)	(802,440)
Net carrying value of intangible assets subject to amortization	8,495,411	8,802,260
Intangible assets not subject to amortization:
Lender’s licenses	10,000	10,000
Net carrying value of intangible assets	$8,505,411	$8,812,260

Amortization expense was $102,283 and $102,887 for the three months ended September 30, 2012 and 2011, respectively, and $306,849 and $308,662 for the nine months ended September 30, 2012 and 2011, respectively.

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

As of September 30, 2012, the Company had received net advances on the Business Loan of $4,831,000. Interest expense of $386,757 was paid during the nine months ended September 30, 2012.

6. Mandatorily Redeemable Convertible Preferred Stock

Holders of Series D Preferred Stock are entitled to receive a preferred dividend of $0.50 per share per annum, when, as and if declared by our Board of Directors. To date, no such dividend has been declared. Series D Preferred Stock holders are also entitled to a liquidation preference of $10 per share, plus cumulative unpaid dividends. The Company may redeem all outstanding Series D Preferred Stock at any time upon 30 days prior written notice, and the Company is required to redeem all outstanding Series D Preferred Stock in January 2013 at a purchase price equal to the liquidation preference in effect on January 1, 2013. If the Company is unable to redeem the Series D Preferred Stock with cash or other immediately available funds for any reason, the holders of Series D Preferred Stock will have the right to exchange all shares of Series D Preferred Stock for an aggregate 99% ownership interest in CP Technologies. The Company may not be able to redeem the Series D Preferred Stock in January 2013. See Item 2 – Potential Inability to Redeem Series D Preferred Stock.

The difference between the fair value of Series D Preferred Stock at issuance and the redemption value of $12,000,000 will be accreted to interest expense over the period to redemption in January 2013 using the level yield method. The carrying value at September 30, 2012 is $3,300,961.

7. Shareholders’ Equity

Preferred Stock:

Each share of Series D Preferred Stock is convertible into such number of fully paid and nonassessable shares of Class A Common Stock of the Company as is determined by dividing the amount of $10.00 per share (as adjusted for stock splits, stock dividends, reclassification and the like) by the Conversion Price (defined in the following sentence) applicable to such share in effect on the date the certificate is surrendered for conversion. The Conversion Price per share of Series D Preferred Stock is 80% of the volume weighted average price per share of Class A Common Stock, but in no event less than $1.00 per share. Through September 30, 2012, no shares of Series D Preferred Stock have been converted into shares of Class A Common Stock.

Each share of Series E Convertible Preferred Stock (“Series E Preferred Stock”) is convertible into such number of fully paid and nonassessable shares of Class A Common Stock of the Company as is determined by dividing the amount of $10.00 per share (as adjusted for stock splits, stock dividends, reclassification and the like) by the Conversion Price (defined in the following sentence) applicable to such share in effect on the date the certificate is surrendered for conversion. The Conversion Price per share of Series E Preferred Stock is 80% of the volume weighted average price per share of Class A Common Stock, but in no event less than $1.00 per share. Shares of Series E Preferred Stock became convertible, at the option of the holder thereof, into shares of Class A Common stock in January 2012 and are mandatorily convertible into shares of Class A Common Stock 36 months after issuance, in July 2013. Through September 30, 2012, 4,081 shares of Series E Preferred Stock have been converted into 35,520 shares of Class A Common Stock.

Stock Warrants:

As of September 30, 2012, the Company had warrants outstanding to purchase 3,676 shares of Class A Common Stock, which are exercisable as follows:

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

8. Earnings (Loss) per Common Share

The shares used in the computation of the Company’s basic and diluted loss per common share are reconciled as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Weighted average basic common shares outstanding	12,675,634	10,600,879	11,782,715	10,106,374
Dilutive effect of convertible preferred stock (a)	--	--	--	--
Dilutive effect of warrants (a)	--	--	--	--
Dilutive effect of employee stock options (a)	--	--	--	--
Weighted average diluted common shares outstanding (a)	12,675,634	10,600,879	11,782,715	10,106,374

(a)   Common stock equivalents outstanding for the three and nine months ended September 30, 2012 and 2011 excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method are: warrants to purchase 3,676 and 4,417 shares of Class A Common Stock, respectively; 1,200,000 shares of Series D Preferred Stock convertible into shares of Class A Common Stock; and 93,419 and 97,500 shares of Series E Preferred Stock convertible into shares of Class A Common Stock, respectively, based on the conversion calculation described in Note 7

9. Employee Benefit Plans

Stock Incentive Plan

In February 2010, the Company adopted the 2010 Stock Option Plan (the “Plan”) pursuant to which the Company may grant restricted stock and stock options for the benefit of selected employees and directors. The Plan was amended in September 2010 to increase the number of shares of Class A Common Stock that may be issued under the Plan to 1,000,000 shares. Grants are issued at prices equal to the estimated fair market value of the stock as defined in the plan on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of stock-based options granted is calculated using the Black-Scholes option pricing model. At September 30, 2012, there were no options outstanding under to the Plan.

The Company’s policy is to issue new shares of stock on exercise of stock options.

A summary of option activity under the Plan during the nine months ended September 30, 2012 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Options outstanding at December 31, 2011	754,139	$0.20	7.7
Forfeited	735,652
Exercised	18,487
Options outstanding at September 30, 2012	–

The Company recorded compensation expense of $263 and $4,527, respectively, for the three months ended September 30, 2012 and 2011, and $2,363 and $13,583 for the nine months ended September 30, 2012 and 2011, respectively, for the estimated fair value of options vested.

During the nine months ended September 30, 2012, in a cashless exercise transaction, options to purchase a total of 18,487 Class A Common shares were exercised resulting in the issuance of 6,004 shares and the cancellation of 12,483 option shares as consideration for the exercise price. The intrinsic value of options exercised during the nine months ended September 30, 2012 totaled $4,806. The Company issues new shares as settlement of options exercised. There were no options exercised during the nine months ended September 30, 2011.

401(k) Savings Plan

During 2011, employees of the Company were eligible to participate in a 401(k) Savings Plan and the Company matched 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation that employees contributed to the plan; the Company’s matching contributions vested immediately.  Beginning January 1, 2012, the Company leases its employees from Aequitas pursuant to the Restated ASA (see Note 12 below).  Under the Restated ASA, employees providing services to CP Technologies under the Restated ASA are eligible to participate in a 401(k) Savings Plan sponsored by Aequitas, and Aequitas matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation that such employees contribute to the plan; matching contributions made by Aequitas vest immediately.  CP Technologies is obligated under the Restated ASA to reimburse Aequitas for the matching contributions it makes with respect to employees providing services to CP Technologies under the Restated ASA.  The Company recorded expense of $31,447 for the three months ended September 30, 2011, and $74,992 for the nine months ended September 30, 2011 with respect to its matching contributions during that period.  For the three and nine months ended September 30, 2012, the Company recorded expense of $5,495 and $40,994, respectively, for reimbursement of the matching contributions Aequitas made during those periods with respect to employees providing services to CP Technologies under the Restated ASA.

10. Commitments and Contingencies

Operating Leases:

The Company and its subsidiaries lease office space and personal property used in their operations from Aequitas. The Company holds a lease for office space in San Francisco, California; this office space has been sub-leased to a third party effective July 13, 2012. At September 30, 2012, the Company's aggregate future minimum payments for operating leases having initial or non-cancelable lease terms greater than one year are payable as follows:

Year	Required Minimum Payment
2012	$ 82,488
2013	$ 339,440
2014	$ 303,244
2015	$ 108,585
2016	$ 18,240

For the three and nine months ended September 30, 2012, the Company incurred rent expense of $84,488 and $246,597 respectively, and incurred rent expense for the three and nine months ended September 30, 2011, of $88,925 and $243,464, respectively.

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

The fair value of the Series D Preferred Stock at September 30, 2012 is $13,405,001 based on a discounted cash flow model.

The fair value of the note payable is calculated using our estimated borrowing rate for similar types of borrowing arrangements. The carrying amount reflected in the consolidated balance sheet for the note payable approximates fair value.

12. Related-Party Transactions

Effective January 1, 2010, Aequitas began providing CP Technologies certain management support services, such as accounting, financial, human resources and information technology services, under the terms of an Administrative Services Agreement (the “ASA”) dated December 31, 2009. For 2011, the fee under the ASA payable to Aequitas was $46,200 per month. Effective January 1, 2012, the ASA was amended and restated (the “Restated ASA”) to revise the ASA fee payable to Aequitas to be approximately $56,200 per month for 2012 and to provide for an annual 3% increase to the fee effective January 1 of each year thereafter unless otherwise agreed by the parties. Either party may change the services provided under the Restated ASA by Aequitas (including terminating a particular service) upon 180 days’ prior written notice to the other party, and the Restated ASA is terminable by either party on 180 days’ notice to the other party.

Effective December 31, 2011, CP Technologies terminated all of its employees (the "Former CPT Employees") and each Former CPT Employee was hired by Aequitas. Pursuant to the Restated ASA: (i) Aequitas loans the Former CPT Employee to CP Technologies for the purpose of providing services to CP Technologies, and (ii) CP Technologies has the right to designate additional persons to be hired by Aequitas, and to terminate the employment of any persons employed by Aequitas for the purpose of providing services to CP Technologies under the Restated ASA. The Restated ASA requires CP Technologies to reimburse Aequitas for the actual costs that Aequitas incurs to provide employees to CP Technologies. CP Technologies paid fees under the ASA and Restated ASA to Aequitas of $169,980 and $138,576 for the three months ended September 30, 2012 and 2011, respectively, and $477,655 and $415,728 for the nine months ended September 30, 2012 and 2011, respectively, which fees are included in sales, general and administrative expense. Additionally, CP Technologies reimbursed Aequitas $0 and $50,000 during the three months ended September 30, 2012 and 2011, respectively, and $ 46,550 and $50,000 during the nine months ended September 30, 2012 and 2011, respectively, for legal compliance work performed by Aequitas in-house legal personnel.

CP Technologies leases certain office space and personal property from Aequitas pursuant to a Sublease dated December 31, 2009 (the “Sublease”). Real property rent was fixed at $13,115 per month for 2011 and 2012 and personal property rent was set at $6,116 per month. The Company paid rent and fees under the Sublease to Aequitas of $173,079 for the nine months ended September 30, 2012 and 2011, which rent and fees are included in sales, general and administrative expense.

Effective December 31, 2009, the Company and Aequitas entered into an Amended and Restated Advisory Services Agreement (the “Advisory Agreement”). Under the terms of the Advisory Agreement, Aequitas provides services to the Company relating to strategy development, strategic planning, marketing, corporate development and such other advisory services as the Company reasonably requests from time to time. The Company pays Aequitas a monthly fee of $15,000 for such services. In addition, Aequitas will receive a success fee in the event of certain transactions entered into by the Company. The Company paid fees under the Advisory Agreement to Aequitas of $45,000 and $45,000 for the three months ended September 30, 2012 and 2011, respectively, and $135,000 and $135,000 for the nine months ended September 30, 2012 and 2011, respectively, which fees are included in sales, general and administrative expense.

CP Technologies and Aequitas entered into a Royalty Agreement, as amended effective July 31, 2010 (the “Royalty Agreement”). Under the terms of the Royalty Agreement, CP Technologies pays Aequitas a royalty based on new products ("Products") developed by CP Technologies or its affiliates or co-developed by CP Technologies or its affiliates and Aequitas or its affiliates and that are based on or use the CarePayment® software system and platform that Aequitas transferred to CP Technologies (the “Software”). The royalty is equal to (i) 1.0% of the net revenue received by CP Technologies or its affiliates and generated by Products that utilize funding provided by Aequitas or its affiliates, and (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables that do not utilize such funding but that are serviced by CP Technologies or its affiliates using the Software. Effective January 1, 2011, the Royalty Agreement was further amended, whereby Aequitas agreed to pay CP Technologies a $500,000 fee for improvements to the existing CarePayment® program platform to accommodate additional portfolio management capability and efficiency as mutually agreed in writing. Fees paid or received under the Royalty Agreement with Aequitas were $0 and $500,000 for the nine months ended September 30, 2012 and 2011, respectively.

The Company recognizes revenue in conjunction with the Servicing Agreement between CarePayment, LLC and CP Technologies. CarePayment, LLC pays CP Technologies an origination fee at the time CarePayment, LLC purchases and delivers receivables to CP Technologies for servicing based upon the balance of the receivables to be serviced, a monthly servicing fee based upon the principal amount of purchased receivables that CP Technologies is servicing, and a quarterly servicing fee based upon a percentage of CarePayment, LLC’s quarterly net income from operating activities, as adjusted for certain items. CP Technologies received fee revenue under the Servicing Agreement of $1,385,285 and $1,551,154 for the three months ended September 30, 2012 and 2011, respectively, and $4,045,277 and $4,681,182 for the nine months ended September 30, 2012 and 2011. Additionally the Company recorded implementation revenue of $7,500 and $30,000 for the three months ended September 30, 2012 and 2011, respectively and $47,500 and $110,000 for the nine months ended September 30, 2012 and 2011, respectively, for implementation services provided to CarePayment, LLC.

Effective September 29, 2011 the Company established the Business Loan with ACF, which accrued interest at the rate of 11% per annum until March 4, 2012. Beginning on March 5, 2012, the interest rate on the outstanding principal balance owing on the Business Loan was increased to 12.5% pursuant to Amendment No. 2 to the Business Loan. The unpaid principal balance on the Business Loan at September 30, 2012 was $4,831,000. Interest paid on the Business Loan for the three months ended September 30, 2012 was $140,830 and for the nine months ended September 30, 2012 was $386,757, with no interest accrued and unpaid at September 30, 2012.

The Company had a receivable of $110,545 and $277,120 due from CarePayment, LLC for servicing fees as of September 30, 2012 and December 31, 2011, respectively. The Company had a receivable of $3,143 due from Aequitas Income Opportunity Fund, LLC, an affiliate of ACF, for servicing fees as of December 31, 2011; there was no such receivable as of September 30, 2012. Additionally, the Company has received an advance payment from CarePayment, LLC in the amount of $0 and $42,664, and a deposit of $37,727 and $4,917, on the purchase of loans receivable from an Aequitas affiliate, both of which are recorded as a related party liability in the Condensed Consolidated Financial Statements, as of September 30, 2012 and December 31, 2011, respectively.

Vitality provides loans to hospital patients to satisfy healthcare receivables owed to hospitals. Vitality sells the loans to an affiliate of Aequitas at the net book value of the loans and CP Technologies continues to service the loans. As of September 30, 2012 and December 31, 2011, there were no loans owned by Vitality, although CP Technologies was servicing, as of those dates, $50,146 and $68,000 of loans receivable, respectively, which had been sold to an affiliate of Aequitas.

13. Subsequent Events

Management evaluated subsequent events through the date of this Report.

In October 2012, Aequitas CarePayment Founders Fund, LLC, the previous sole owner of outstanding Series D Preferred Stock, distributed 1,132,398 shares to its 22 members and retained ownership of 67,602 of such shares.

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

Overview

CarePayment Technologies, Inc. ("we", "us", "our" or the "Company") was incorporated as an Oregon corporation in 1991. Unless otherwise indicated, all references in this Report to the Company include our 99% owned subsidiary, CP Technologies LLC ("CP Technologies"). See Notes 1 and 12 to our Condensed Consolidated Financial Statements for definitions of certain capitalized terms used in this Item 2.

Beginning in January 2010, we commenced operating a receivables servicing business through CP Technologies. Although we intend to grow our business to include servicing accounts receivable on behalf of other parties and in other industries, we currently service only healthcare accounts receivable and are dependent on a single customer, CarePayment, LLC.

The Company originates agreements which provide for CarePayment, LLC, or one of its affiliates, to purchase from healthcare providers the portion of their accounts receivable that are due directly from patients. We then administer, service, and collect those accounts receivable on behalf of CarePayment, LLC for a fee. During the three and nine months ended September 30, 2012, we generated revenues of $1,385,285 and $4,045,277, respectively, in fees from our servicing activities on behalf of CarePayment, LLC.

Outlook

The primary driver of our financial results is the volume of receivables we originate and service for CarePayment, LLC. We have four key areas as indicators of the status of our business: number of clients serviced, number of individual patient accounts serviced, total assets under management and revenue. We anticipate growth in each of these areas in 2013 due to changes in the healthcare marketplace, our anticipated expansion of product offerings, and the additional staff we have added to support sales, marketing and product development.

We believe that changes in the healthcare market are likely to continue to increase demand for the Company’s products. According to the 2012 annual census conducted by American Health Insurance Plans, Center for Policy and Research, over 13.5 million U.S. residents are enrolled in a high-deductible health plan paired with a health savings account. This is an increase of over 18% since 2011 and 200% since 2007. This increase indicates that consumers are becoming increasingly responsible for a greater portion of their medical expenses as health plans with higher deductibles are becoming more prevalent. The CarePayment® program enables hospitals and other healthcare providers to cost effectively improve servicing and collection results. We believe that high deductible plans will continue to increase rapidly, increasing demand for the program.

To address the anticipated growing market for healthcare expense financing, the CarePayment® program continues to develop new product offerings. The Company intends to have greater flexibility in its CarePayment®financing program payment plans, with variable terms and a feature enabling the hospital to charge interest for accounts open for a longer period of time. In addition, the Company intends to expand into new market segments and create partnerships with industry leading revenue cycle vendors to expand distribution into the hospital segment.

During the third quarter of 2012, the Company expanded its management team by causing Aequitas to hire under the Restated ASA a Vice President of Marketing, who is in the process of implementing demand generation programs that we believe will further penetrate the market and develop sales opportunities. The Company in the third quarter of 2012 also caused Aequitas to hire under the Restated ASA three additional regional Sales Vice Presidents and an additional experienced Account Manager, who are charged with the responsibility to expand the business in their respective territories. In the fourth quarter of 2012, the Company plans to cause Aequitas to hire under the Restated ASA a Vice President of Operations, a Vice President of Technology and a Vice President of Product Strategy to reinforce the Company’s infrastructure and operational capabilities in servicing a projected growing client base, as well as to expand product capabilities to address significant healthcare market opportunities.

Employees

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

Potential Inability to Redeem Series D Preferred Stock

In connection with the December 2009 transactions described in Notes 1 and 12 of our Consolidated Condensed Financial Statements, the Company issued a total of 1,000,000 shares of Series D Preferred Stock (the "2009 Series D Shares") to Aequitas and CarePayment, LLC. Aequitas and CarePayment, LLC subsequently transferred the 2009 Series D Shares to Aequitas CarePayment Founders Fund, LLC ("Founders Fund"). On April 15, 2010, the Company sold an additional 200,000 shares of Series D Preferred Stock to Founders Fund.

During October 2012, Founders Fund distributed 1,132,398 shares of Series D Preferred Stock to its members, including 547,610 shares distributed to Aequitas and its affiliates. Founders Fund retained ownership of 67,602 shares of Series D Preferred Stock.

Under Section 5.1(b) of our Second Amended and Restated Certificate of Designation for the Series D Preferred Stock, the Company is required to redeem all outstanding shares of Series D Preferred Stock by not later than January 31, 2013. Pursuant to an Investor Rights Agreement to which we are a party, if we do not redeem the 2009 Series D Shares by January 31, 2013, then the holders of the Series D Preferred Stock will have the right to exchange the 2009 Series D Shares for a total of 98 membership units of CP Technologies, which would result in these shareholders owning 99% of CP Technologies. The redemption price for each share of Series D Preferred Stock is an amount equal to $10.00 (as adjusted for stock splits, stock dividends, reclassifications and the like with respect to the Series D Preferred) plus cumulative unpaid dividends.

We believe that Aequitas and its affiliates and Founders Fund will convert all of their Series D Preferred Stock into shares of Class A Common Stock. If the remaining 584,788 shares of Series D Preferred Stock are redeemed, the estimated total redemption price for such shares is approximately $6,725,000.

Although the Company is actively pursuing options to allow it to finance the redemption of the Series D Preferred Stock, there can be no assurances that we will have sufficient liquidity, and our current financial position suggests that we may not have sufficient liquidity or financial strength, to redeem the Series D Preferred Stock by January 31, 2013. Because we do not at this time have any significant assets or financial resources other than CP Technologies, the exchange by shareholders of the 2009 Series D Shares for up to a 48% interest in CP Technologies would have a material adverse effect on us.

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

Results of Operations

Nine Months Ended September 30, 2012 and 2011

Revenues:

Under the Servicing Agreement, CarePayment, LLC pays the Company (i) a monthly servicing fee based on the receivables balances that have been purchased by CarePayment, LLC, (ii) an origination fee equal to 6% of the original balance of newly generated receivables that are purchased by CarePayment, LLC, and/or its affiliates, and (iii) a “back-end servicing fee” based on CarePayment, LLC’s quarterly net income from operating activities, adjusted for certain items. The Company received fee revenue in conjunction with the Servicing Agreement of $1,385,285 and $1,551,154 for the three months ended September 30, 2012 and 2011, respectively, which were primarily comprised of $479,034 and $487,490 of servicing fees, $906,251 and $1,089,205 of origination fees and no “back-end servicing fees”, respectively. The Company received fee revenue in conjunction with the Servicing Agreement of $4,045,277 and $4,681,182 for the nine months ended September 30, 2012 and 2011, respectively, which were primarily comprised of $1,405,214 and $1,425,537 of servicing fees, $2,640,062 and $3,253,239 of origination fees and no “back-end servicing fees”, respectively.

During the nine months ended September 30, 2012, CarePayment, LLC added six new healthcare provider clients that will be offering the CarePayment® program, bringing the total number in the program to 24.

For the three months ended September 30, 2012 and 2011, the Company recorded implementation revenue of $7,500 and $30,000, respectively; for the nine months ended September 30, 2012 and 2011, the Company recorded implementation revenue of $47,500 and $110,000, respectively; for implementation services provided to CarePayment, LLC. Additionally, for the nine months ended September 30, 2011, the Company recorded $500,000 of royalty revenue from Aequitas under an amendment to the Royalty Agreement for improvements to the existing CarePayment platform to accommodate additional portfolio management capability and efficiency.

For the three and nine months ended September 30, 2012, total servicing fee revenue decreased 10.7% and 13.6%, respectively, which was attributable to a 16.8% and 18.8% decrease, respectively, in origination fees offset in part by an increase of 3.9% and a decrease of 1.4%, respectively, in service revenue as a result of less funded receivables as compared to the same period in 2011, as well as a change in the mix of funded receivable to billed receivables.

Cost of Revenue:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing account processing, collection and payment processing servicers, and the amortization of the servicing rights and servicing software. For the three months ended September 30, 2012, the total cost of revenue increased by $261,850 to $1,457,464, as compared to $1,195,614 for the three months ended September 30, 2011. Cost of revenue for the three months ended September 30, 2012 was comprised of compensation expense of $349,802, outsourced processing and collections services of $770,662, depreciation and amortization expense of $201,340, and $135,658 of other expense. For the three months ended September 30, 2011, cost of revenue was comprised of compensation expense of $364,718, outsourced processing and collections services of $677,791, amortization expense of $139,946, and $13,130 of other expense. The $261,850 increase in the cost of revenue for the three months ended September 30, 2012 is primarily attributable to a $92,871 (or 13.7%) increase in outsourced processing and collections services attributed to an increase in billing accounts receivable, a $61,394 (or 43.8%) increase in depreciation and amortization expense due to increased software placed in service in 2012 and a $122,528 (or 933%) increase in other expenses due to increased consulting services.

For the nine months ended September 30, 2012, the total cost of revenue increased by $296,302 to $3,901,459, as compared to $3,605,157 for the nine months ended September 30, 2011. Cost of revenue for the nine months ended September 30, 2012 was comprised of compensation expense of $1,085,064, outsourced processing and collections services of $2,123,231, depreciation and amortization expense of $480,023, and $213,139 of other expense. For the nine months ended September 30, 2011, cost of revenue was comprised of compensation expense of $1,022,615, outsourced processing and collections services of $2,072,521, depreciation and amortization expense of $419,837, and $83,384 of other expense. Outsourced services from four primary vendors include hosting and maintenance of patient accounts, including all customer transaction processing, collection and mailing services, card processing and customer service administration. The $296,302 increase in the cost of revenue for the nine months ended September 30, 2012 is primarily attributable to a $62,449 (or 6.1%) increase in compensation due to changes in staffing, a $50,710 (or 2.4%) increase in the cost of outsourced services and a $60,186 (or 14.3%) increase in depreciation and amortization expense due to software capital additions placed into service in 2012.

Operating Expenses:

Operating expenses for the three months ended September 30, 2012 were $1,105,605, as compared to $1,699,140 for the same period in 2011. Operating expenses for the nine months ended September 30, 2012 were $3,356,816, as compared to $4,568,849 for the same period in 2011.

Operating expenses for the three months ended September 30, 2012 were mainly comprised of the following: sales and marketing expense of $419,232; legal, consulting and other professional fees of approximately $80,676; compensation of $23,487; related party agreements with Aequitas for office and equipment lease expense of $67,907, administrative services of $169,980 and advisory services of $45,000; travel and entertainment of $48,829; information technology and non-capitalized software development costs of $140,580; and general office expense, including insurance and other administrative expenses, of approximately $109,904.

Operating expenses for the three months ended September 30, 2011 were mainly comprised of the following: sales and marketing expense of $250,000; legal, consulting and other professional fees of approximately $80,000; compensation of $572,000; related party agreements with Aequitas for office and equipment lease expense of $58,000, administrative services of $139,000 and advisory services of $45,000; travel and entertainment of $172,000; information technology and non-capitalized software development costs of $349,000; and general office expense, including insurance and other administrative expenses, of approximately $34,000.

The decrease in operating expenses for the three months ended September 30, 2012 over the same period in 2011 was comprised of: decreases in non-capitalizable software and network costs of $208,420 due to a reduction in software development costs; decreases in compensation of $548,514 due to changes in staff; and decreases in travel and entertainment of $123,171 due to a reduction in travel. These decreases were offset, in part, by increases in general office expense of $75,904, and increases in sales and marketing expenses of $169,232, due to changes in head count.

Operating expenses for the nine months ended September 30, 2012 were comprised of the following: sales and marketing expense of approximately $947,734; legal, consulting and other professional fees of approximately $249,829; compensation of approximately $302,581; related party agreements with Aequitas for office and equipment lease expense of $213,379, administrative services of $477,655 and advisory services of $135,000; travel and entertainment of $134,415; information technology and non-capitalized software development costs of $329,335; and general office expense, including insurance and other administrative expenses, of approximately $566,888.

Operating expenses for the nine months ended September 30, 2011 were comprised of the following: sales and marketing expense of approximately $861,000; legal, consulting and other professional fees of approximately $380,000; compensation of approximately $1,153,000; related party agreements with Aequitas for office and equipment lease expense of $173,000, administrative services of $416,000 and advisory services of $135,000; travel and entertainment of $464,000; information technology and non-capitalized software development costs of $799,000; and general office expense, including insurance and other administrative expenses, of approximately $121,000.

The decrease in operating expenses in 2012 compared to 2011 was comprised primarily of: decreases in non-capitalizable software and network costs of $469,655 due to a reduction in software development costs; decreases in compensation of $850,419 due to changes in staff; decreases in travel and entertainment of $329,585 due to a reduction in travel; decreases in consulting and professional fees of $130,171 due to a reduction in legal and accounting costs; and decreases in related party agreements with Aequitas for office and equipment lease expense of $40,379. These decreases were offset, in part, by increases in general office expense of $445,888 mainly related to depreciation taken during the year on capitalized software put into production in 2012, administrative services of $61,665 and increases in sales and marketing expense of $86,734 due to changes in head count.

Other Income (Expense)

Interest Expense:

Interest expense of $1,417,244 and $115,359 for the three months ended September 30, 2012 and 2011, respectively, includes $1,276,398 and $103,709 of the accreted discount on the Series D Preferred Stock, in addition to $140,846 and $11,650, respectively, of interest on the Business Loan with ACF. Interest expense of $2,247,879 and $316,898 for the nine months ended September 30, 2012 and 2011, respectively, includes $1,861,106 and $282,328 of the accreted discount on the Series D Preferred Stock, in addition to $386,773 and $34,570, respectively, of interest expense on the Business Loan with ACF. The increase in interest expense is primarily due to the addition of interest expense related to the new Business Loan with ACF, which was entered into on September 29, 2011, and additional months of accretion on the discount for the Series D Preferred Stock.

Net Loss:

Net loss for the three months ended September 30, 2012 and 2011 were $2,578,653 and $1,421,475, respectively, of which $1,170,274 and $1,313,600, respectively, were from operations. The net loss for the nine months ended September 30, 2012 and 2011 were $5,394,225 and $3,193,658, respectively, of which $3,165,498 and $2,882,824, respectively, were from operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, the Company had $285,014 of cash and cash equivalents as compared to $202,848 at December 31, 2011. Cash of $2,627,384 was used for operating activities for the period ended September 30, 2012, compared to $2,887,545 for the same period in 2011. Cash used in operating activities during the nine months ended September 30, 2012 included a net loss of $5,422,767 and the net use of cash for operating assets and liabilities of $174,511, offset by non-cash activity of $2,620,872. The non-cash activity was mainly comprised of depreciation, amortization, and accretion of preferred stock discount for the nine months ended September 30, 2012. The net change in operating assets and liabilities is primarily attributable to a decrease in accrued liabilities and an increase in accounts payable.

For the nine months ended September 30, 2012, the Company used cash of $488,045 in investing activities compared to a use of cash from investing activities of $572,573 during the same period in 2011. For the nine months ended September 30, 2012, cash was used for capitalized software additions. Cash used for the same period in 2011 was related to the purchase of property and equipment for the San Francisco office, which opened in February 2011, and capitalized software additions.

For the nine month ended September 30, 2012, cash provided by financing activities was $3,197,595, as compared to $3,131,000 for the same period in 2011. During 2012, the Company received $3,200,000 of proceeds from the Business Loan with ACF. During the first quarter of 2011, the Company sold 1,500,000 shares of Class B Common Stock to Aequitas Holdings, LLC for $1,500,000. Holdings owns 7,910,092 shares of Class B Common Stock, which equates to approximately 92% of the voting shares of the Company as of the date of this Report.

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

In the event that the Business Loan is insufficient to meet the Company’s liquidity needs over the next year or until such time as the Company has positive cash flow, Holdings has advised the Company that it is prepared to provide additional liquidity, either in the form of an additional equity infusion or an additional line of credit. At September 30, 2012, the Company had received Business Loan net advances of $4,831,000.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recent Accounting Developments

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the nine months ended September 30, 2012, no new pronouncements had a significant impact on the Company’s financial statements.

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

Evaluation of disclosure controls and procedures

The Company's President and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2012.  Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not designed at a reasonable assurance level nor are they effective to give reasonable assurance that the information the Company must disclose in reports filed with the SEC are properly recorded, processed, summarized, and reported as required, and that such information is not accumulated and communicated to its management, including its President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company’s President and Chief Financial Officer, after evaluating the effectiveness of its “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of September 30, 2012, the Company’s disclosure controls and procedures were not effective due to the existence of a material weakness in its internal control over financial reporting, as discussed below.

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

Plan for Remediation of Material Weaknesses

During the first nine months of 2012, the Company has begun taking steps to formally document corporate governance policies and processes. At the June 2012 annual meeting of the Board of Directors of the Company, the Company established and appointed an Audit Committee and Compensation Committee. The Audit Committee held its initial meeting in June 2012. The Company expects that additional governance policies and processes will be established during the fourth quarter of 2012.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

CAREPAYMENT TECHNOLOGIES, INC.
Dated: November 12, 2012	(Registrant)

/s/ Craig J. Froude
Craig J. Froude
President

/s/ Patricia J. Brown
Patricia J. Brown
Chief Financial Officer

