Form 10-K
period 2012-12-31
CarePayment Technologies, Inc.
filed 2013-04-01
CIK 1142406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐           No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of June 29, 2012, was approximately $352,379 based upon the last sale price reported for such date on the NASDAQ OTC Market.

As of March 30, 2013 the following shares of the issuer’s Capital Stock were outstanding:

Class A Common Stock	16,670,042
Class B Common Stock	8,010,092
Series E Preferred Stock	93,419

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

Item 1.  Business

Overview

CarePayment Technologies, Inc. ("we", "us", "our" or the "Company") was incorporated as an Oregon corporation in 1991. Unless otherwise indicated, all references in this Report to the Company include our 99% owned subsidiary, CP Technologies LLC ("CP Technologies"), which was organized as an Oregon limited liability company in 2009. The remaining 1% of CP Technologies is owned by Aequitas Capital Management, Inc. ("Aequitas") and CarePayment, LLC, each of which are affiliates of ours. (For additional information, see "Formation of CP Technologies" below in this Item 1.)

Beginning in January 2010, we commenced operating a receivables servicing business through CP Technologies. Although we intend to grow our business to include servicing accounts receivable on behalf of other parties and in other industries, we currently service only healthcare accounts receivable and are dependent on a single customer, CarePayment, LLC.

CarePayment, LLC, or one of its affiliates, purchases from healthcare providers the portion of their accounts receivable that are due directly from patients. We then administer, service, and collect those accounts receivable on behalf of CarePayment, LLC for a fee. In 2012, we generated revenues of $5,587,152 in fees from our servicing activities on behalf of CarePayment, LLC.

The Healthcare Receivables Servicing Industry and Our Business

Generally, the majority of an account receivable that a healthcare provider generates in connection with providing health care services is paid by private medical insurance, Medicare or Medicaid. The balance of an account receivable that is not paid by those sources is due directly from the patient. Often, healthcare providers do not prioritize collecting that balance as a result of the effort and expense required to collect directly from a patient.

Our affiliate, CarePayment, LLC, offers health care providers a receivables servicing alternative. CarePayment, LLC, either alone or through an affiliate, purchases from healthcare providers the balance of their accounts receivable that are due directly from patients. A patient whose healthcare receivable is acquired by CarePayment, LLC is offered the CarePayment® program with a loyalty card and a line of credit and, if they accept the terms of the offer, becomes a CarePayment® customer. The patient's CarePayment® account has an initial outstanding balance equal to the account receivable CarePayment, LLC purchased from the healthcare provider.

CarePayment, LLC purchases receivables from healthcare providers at a discount. Patients are offered the opportunity to pay balances owing to healthcare providers over periods of up to 72 months at 0% APR. Patients are offered a line of credit, which includes the patient's existing unpaid balance, and qualified patients may add additional services to the account. The loyalty card is not a credit card and does not generate revenue for the Company. Rather, it operates as a loyalty/membership card between the patient and the healthcare provider, as only additional services provided by the healthcare provider can be added to the account.

The line of credit is issued to patients by an FDIC-insured state chartered industrial bank. Through its industrial bank charter, the bank partners with companies such as CarePayment, LLC to provide financing to businesses and consumers

On December 31, 2009, CP Technologies entered into a Servicing Agreement (the "Servicing Agreement") with CarePayment, LLC under which CP Technologies has the exclusive right to collect, administer and service all accounts receivable purchased or controlled by CarePayment, LLC or its affiliates. CarePayment, LLC also appointed CP Technologies as a non-exclusive originator of receivables purchased or controlled by CarePayment, LLC, including the right to negotiate with healthcare providers on behalf of CarePayment, LLC with respect to collecting, administering and servicing receivables purchased by CarePayment, LLC or its affiliates from healthcare providers. While CP Technologies services the accounts receivable, CarePayment, LLC or its affiliates retains ownership of them. In addition to servicing receivables on behalf of CarePayment, LLC, CP Technologies also analyzes potential receivable acquisitions for CarePayment, LLC and recommends a course of action when it determines that collection efforts for existing receivables are no longer effective.

In exchange for its services, CarePayment, LLC pays CP Technologies a fee at the time CarePayment, LLC purchases and delivers receivables to CP Technologies for servicing, a monthly servicing fee based on the total principal amount of receivables that CP Technologies is servicing, and a quarterly fee based upon a percentage of CarePayment, LLC's quarterly net income, adjusted for certain items. (See Item 13 of this Report for additional information regarding the Servicing Agreement.)

On July 30, 2010, we completed our acquisition of Vitality Financial, Inc., a Delaware corporation ("Vitality"), pursuant to an Agreement and Plan of Merger (the "Vitality Acquisition"). Until December 2012,Vitality provided advanced payment and receivables management to a limited number of medical providers and patients. Vitality exited this business in December 2012. In connection with the Vitality Acquisition, we issued 97,500 shares of our Series E Preferred Stock to certain of Vitality’s former stockholders as consideration for the Vitality Acquistion. CP Technologies entered into employment agreements with two former executives of Vitality, which employment agreements have since been terminated.

Government Regulation

Through CP Technologies, we contract with various vendors to issue the CarePayment® customer cards, send customer statements, accept payments and transmit transaction history back to us. Since CP Technologies is responsible for the CarePayment® program’s compliance with various laws and regulations relating to consumer credit, these vendors are selected, in part, for their specific expertise in such areas.

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

Federal, state and local consumer protection, privacy and related laws extensively regulate the relationship between receivable servicers and debtors. Significant federal laws and regulations applicable to our business may include the following:

•	Fair Debt Collection Practices Act (“FDCPA”). This act imposes obligations and restrictions on the practices of consumer debt collectors, including specific restrictions regarding communications with debtors, including the time, place and manner of the communications. This act also gives consumers certain rights, including the right to dispute the validity of their obligations.

•

Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, this act established the Consumer Financial Protection Bureau (“CFPB”), a new consumer protection regulator tasked with regulating consumer financial services and products. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that will regulate consumer finance businesses, including ours. Additionally, the CFPB has broad enforcement authority and the authority to prevent “unfair, deceptive or abusive” practices. Effective as of January 2, 2013, the CFPB has assumed jurisdiction over the accounts receivable management and debt collection industries. This jurisdiction will allow the CFPB to conduct examinations, issue regulations and commence enforcement actions impacting the industry and its participants.

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

•	The Safeguards Rule. Also promulgated under the Gramm-Leach-Bliley Act, this rule specifies that we, and CP Technologies, must safeguard financial information of consumers and have a written security plan setting forth information technology safeguards and the ongoing monitoring of the storage and safeguarding of electronic information

•	Electronic Funds Transfer Act. This act regulates the use of the Automated Clearing House ("ACH") system to make electronic funds transfers. All ACH transactions must comply with Federal Reserve Regulation E and the rules of the Electronic Payments Association, formerly the National Automated Check Clearing House Association ("NACHA"). This act, Regulation E and the NACHA regulations give the consumer, among other things, certain privacy rights with respect to the transactions, the right to stop payments on a pre-approved fund transfer, and the right to receive certain documentation of the transaction.

•	Health Insurance Portability and Accountability Act. The Health Insurance Portability and Accountability Act (“HIPAA”) provides standards to protect the confidentiality of patients' personal healthcare and financial information. Pursuant to HIPAA, business associates of health care providers, such as agencies which collect healthcare receivables, must comply with certain privacy and security standards established by HIPAA to ensure that the information provided will be safeguarded from misuse. This act is enforced by the Department of Health and Human Services and does not afford a private cause of action to consumers who may wish to pursue legal action against an institution for violations of this act.

•	U.S. Bankruptcy Code. In order to prevent any collection activity with bankrupt debtors by creditors and collection agencies, the U.S. Bankruptcy Code provides for an automatic stay, which prohibits certain contacts with consumers after the filing of bankruptcy petitions. The U.S. Bankruptcy Code also dictates what types of claims will or will not be allowed in a bankruptcy proceeding and how such claims may be discharged.

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

Patents and Intellectual Property

CP Technologies owns the CarePayment® proprietary accounting software system (the "Software"), which facilitates the efficient servicing of accounts receivable by merging transactions from various sources into a master database that is used to manage the servicing of accounts receivable. CP Technologies also owns the trademarks "CarePayment" and "CarePayment.com", and the Internet domain name "CarePayment.com." We had no patents or patent applications pending as of the date of this Report.

We rely upon a combination of trademark, copyright and trade secret laws and contractual terms and conditions to protect our intellectual property rights. We also seek to control access to and distribution of our technology, documentation and other proprietary information.

Pursuant to a Trademark License Agreement dated December 31, 2009 between CP Technologies and Aequitas Holdings, LLC ("Aequitas Holdings"), CP Technologies granted the non-exclusive use of the CarePayment name and service mark to Aequitas Holdings and its affiliates. Aequitas Holdings may also sublicense the use of the CarePayment name and trademark to its business partners that are involved in the marketing and sale of Aequitas Holdings’ products or joint products with those business partners.

Competition

The consumer receivables servicing industry is highly competitive and fragmented, and the market for servicing healthcare provider patient receivables is particularly competitive. Currently, we only service receivables for an affiliated company. However, in our future efforts to service receivables for additional customers, we will face competition from a wide range of collection companies, financial service companies and technology companies that operate within the revenue and payment cycle markets. We may also compete with traditional contingency collection agencies and in-house recovery departments. Barriers to entry into the consumer receivables servicing industry are low and many of our potential competitors are significantly larger than us and have greater financial resources than we do.

Employees

On December 31, 2011, the Company's subsidiary, CP Technologies, entered into an Amended and Restated Administrative Services Agreement (the "Restated Administrative Services Agreement") with Aequitas. The Restated Administrative Services Agreement amends and restates in its entirety that certain Administrative Services Agreement dated December 31, 2009 between CP Technologies and Aequitas. Under the Restated Administrative Services Agreement, Aequitas provides CP Technologies with management support services such as accounting, human resources and information technology services (collectively, the "Management Services"). The total fee for the Management Services is approximately $56,200 per month. Either party may change or terminate the services provided under the Restated Administrative Services Agreement by Aequitas (including terminating a particular service) upon 180 days’ prior written notice to the other party.

Additionally, to provide administrative efficiencies and better coordinate the employee benefits provided to its employees CP Technologies terminated all of its employees effective December 31, 2011 (the "Former CPT Employees") and each Former CPT Employee was hired by Aequitas. Pursuant to the Restated Administrative Services Agreement: (1) Aequitas loans each Former CPT Employee to CP Technologies for the purpose of providing services to CP Technologies, and (2) CP Technologies has the right to designate additional persons to be hired by Aequitas for the purpose of providing services to CP Technologies and to terminate the provision of any services to CP Technologies by any persons employed by Aequitas for the purpose of providing services to CP Technologies. CP Technologies is required by the Restated Administrative Services Agreement to reimburse Aequitas for the actual costs that Aequitas incurs to provide employees to CP Technologies.

(See Item 13 of this Report for additional information regarding the Restated Administrative Services Agreement.)

History, Formation of CP Technologies and Corporate Structure

History

We were incorporated as an Oregon corporation in 1991 under the name microHelix, Inc. From our inception in 1991 until September 28, 2007, we manufactured custom cable assemblies and mechanical assemblies for the medical and commercial original equipment manufacturer (OEM) markets. On May 31, 2007 we informed our three secured creditors, BFI Business Finance, VenCore Solution, LLC and MH Financial Associates, LLC ("MH Financial"), that we were unable to continue business operations due to continuing operating losses and a lack of working capital. At that time, we voluntarily surrendered our assets to these secured creditors, following which we and our wholly owned subsidiary, Moore Electronics, Inc. ("Moore"), operated for the benefit of the secured creditors until September 2007, when we ceased manufacturing operations and became a shell company. MH Financial was at that time an affiliate of ours due to its ownership of shares of our capital stock.

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

Corporate Structure and Relationship with Affiliates

As of March 30, 2013, Aequitas Holdings and its affiliates beneficially owned approximately 96% of our Class A Common Stock and controlled approximately 98.0% of our voting rights on a fully diluted basis. Aequitas and CarePayment, LLC, the other members of CP Technologies, are affiliates of each other due to their common control by Aequitas Holdings. Aequitas is a wholly owned subsidiary of Aequitas Holdings. CarePayment, LLC is a wholly owned subsidiary of Aequitas Commercial Finance, LLC ("ACF"), which itself is a wholly owned subsidiary of Aequitas Holdings.

The following diagram depicts our current corporate structure and relationships with certain affiliates:

* Aequitas Holdings and its affiliates, including Aequitas and ACF, beneficially own approximately 96% of the Company’s Class A Common Stock.

We also own Moore Electronics, Inc., and Vitality, both of which are now non-operating subsidiaries.

All of our board members, Craig J. Froude, Andrew N. MacRitchie, Brian A. Oliver, and William C. McCormick, are affiliates of Aequitas.

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

We are dependent on one customer for all our revenue.

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

The Company's performance may be affected by economic or inflationary conditions in the United States. If the United States economy deteriorates or if there is a significant rise in inflation, personal bankruptcy filings may increase, and the ability of healthcare provider customers to pay their debts could be adversely affected. This may in turn adversely impact our financial condition, results of operations, revenue and stock price.

The recent financial turmoil affecting the banking system and financial markets and the subsequent increased regulation and oversight of the banking sector have resulted in a tightening in credit markets. These and other economic factors could have a material adverse effect on us.

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

Most of the Company's agreements are with affiliates. Although we believe that the terms and conditions of the agreements with such parties are fair and reasonable to the Company, such terms and conditions may not be as favorable to us as those that could be obtained from independent third parties. In addition, the Company’s officers and directors participate in other business ventures that may detract from the time and attention they devote to the Company.

There is no active public market for our securities.

There is currently no active public market for the Company's securities. No predictions can be made as to whether an active trading market will ever develop for any of the Company's securities. The sale of Company securities is not being registered under the Securities Act of 1933, as amended (“the Securities Act”), or any state securities laws and such securities may not be resold or otherwise transferred unless they are subsequently registered under the Securities Act and applicable state laws, or unless exemptions from registration are available. Accordingly, investors may not be able to liquidate their investment in any of the Company's securities.

Rule 144 may not be available for the resale of Company Securities if we fail to comply with applicable Exchange Act filing requirements.

Because the Company is a former "shell company" (as defined in the Securities Act), Rule 144 will only be available for the resale of the Company's securities if, at the time of resale, the Company has filed all reports and other materials required to be filed by it pursuant to Section 13 or 15(d) of the Exchange Act, as applicable (other than Current Reports on Form 8-K), during the 12 months preceding the time of resale. While the Company is currently in compliance with its filing obligations and intends to file all required reports and materials, there can be no assurances that a required report or other materials will be filed as necessary to maintain the availability of the exemption under Rule 144. Any future unavailability of Rule 144 may prevent an investor from liquidating its investment in the Company's securities.

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

Disruptions in the services provided by third party suppliers could adversely affect our business.

We rely on a limited number of suppliers to provide us with a variety of products and services, including telecommunications and data processing services necessary for operations and software developers for the development and maintenance of certain software products we use to provide solutions. If these suppliers do not fulfill their contractual obligations or choose to discontinue their products or services, our business and operations could be disrupted, our brand and reputation could be harmed and we could be materially and adversely affected.

We may be unable to protect our intellectual property .

We rely, and expect to continue to rely, on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect our technology. We do not currently have any issued patents or registered copyrights, and have only two registered trademarks. There can be no assurance that the steps we have taken will be adequate to prevent misappropriation of our technology or other proprietary rights, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology, which could prevent us from successfully growing our business. To the extent we become involved in litigation to enforce or defend our intellectual property rights, such litigation could be a lengthy and costly process and divert our effort and resources and the attention of management with no guarantee of success.

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

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Many healthcare laws are complex and their application to specific services and relationships may not be clear. The healthcare industry has changed significantly in recent years, and the Company expects that significant changes will continue to occur. The timing and effect of developments in the healthcare industry are difficult to predict. There can be no assurance that the markets for the services provided by the Company will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

National healthcare reform legislation was signed into law on March 23, 2010. This reform legislation attempts to address the issues of increasing access to and affordability of healthcare, increasing effectiveness of care, reducing inefficiencies and costs, emphasizing preventive care, and enhancing the fiscal sustainability of the federal healthcare programs. It is not yet clear how this reform legislation may affect the services we provide. In addition, there are currently numerous federal, state and private initiatives and studies seeking ways to increase the use of information technology in healthcare as a means of improving care and reducing costs. We cannot predict what healthcare initiatives, if any, will be enacted and implemented, or the effect any future legislation or regulation will have on us. These initiatives may result in additional or costly legal and regulatory requirements that are applicable to us and our customers, may encourage more companies to enter our markets, and may provide advantages to our competitors. Any such legislation or initiatives, whether private or governmental, may result in a reduction of expenditures by the customers or potential customers of the healthcare providers serviced by the Company, which could have a material adverse effect on our business.

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

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") required the United States Department of Health and Human Services (“HHS”) to adopt standards to protect the privacy and security of individually identifiable health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed.

In 2009 and 2010, the HITECH Act and the rules thereunder augmented the HIPAA Privacy and Security Rules by adding breach notification requirements, expanding HIPAA’s reach to business associates, and increasing penalties for noncompliance. On January 17, 2013, HHS released new HIPAA Privacy and Security Rules and a revised sample business associate agreement. These new rules generally go into effect in September 2013.

The Company may come into contact with protected health-related information. Although we, and our vendors and agents, will take measures to ensure that we comply with all applicable laws and regulations, including HIPAA, if there is a breach, we may be subject to various penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.

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

Changes in laws and regulations and the manner in which they are interpreted or applied may alter our business environment. This could affect our results of operations or increase our liabilities. These negative effects could result from changes in collection laws, laws and regulations related to credit reporting or consumer bankruptcy, accounting standards, taxation requirements, employment laws and communications laws, among others. We may become subject to additional liabilities in the future resulting from changes in laws and regulations that could result in a material adverse effect on us.

We are subject to examinations and challenges by tax authorities.

Our industry is relatively new and unique and, as a result, there is not a set of well-defined laws, regulations or case law for us to follow that match our particular facts and circumstances for some tax positions. Therefore, certain tax positions we take are based on industry practice, tax advice and drawing similarities of our facts and circumstances to those in case law relating to other industries. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base and apportionment. Challenges made by tax authorities to our application of tax rules may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions and in inconsistent positions between different jurisdictions on similar matters. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on us.

As of December 31, 2012, we have no employees and all persons performing services for us are employees of Aequitas .

On December 31, 2011, our subsidiary, CP Technologies, entered into the Restated Administrative Services Agreement with Aequitas. In connection with entering into the Restated Administrative Services Agreement, CP Technologies terminated all of its existing employees (the “Former CPT Employees”) and Aequitas hired each Former CPT Employee. Under the Restated Administrative Services Agreement, CP Technologies has the right to designate from time to time additional persons to be hired by Aequitas for the purpose of providing services to CP Technologies under the Restated Administrative Services Agreement (such persons, together with the Former CPT Employees, the “Dedicated CPT Employees”).

Pursuant to the Restated Administrative Services Agreement, CP Technologies has the right to terminate the provision of any services to CP Technologies by any Dedicated CPT Employee upon notice to Aequitas, to manage, supervise and oversee each Dedicated CPT Employee and to determine the duties to be performed by each Dedicated CPT Employee. Additionally, Aequitas pays the Dedicated CPT Employees the salaries or wages and bonus or other incentive compensation determined by CP Technologies, subject to Aequitas’ approval. Aequitas performs the administrative functions with respect to the Dedicated CPT Employees that are customarily performed by an employer for its employees, and CP Technologies reimburses Aequitas for the costs that Aequitas incurs in providing the Dedicated CPT Employees to CP Technologies, including direct labor costs, reasonable costs to provide benefits to the Dedicated CPT Employees, and other reasonable costs and expenses Aequitas incurs in providing the Dedicated CPT Employees to CP Technologies.

The Restated Administrative Services Agreement is terminable by either party on 180 days’ notice. If the Restated Administrative Services Agreement is terminated, we cannot be assured that we would be able to hire each Dedicated CPT Employee on a direct basis or secure a comparable arrangement with another party on agreeable terms. Either of such events would have a material adverse effect on us.

Additionally, our industry is very labor-intensive, and companies in our industry typically experience a high rate of employee turnover. We will not be able to service our clients’ receivables effectively, to achieve our desired growth or achieve profitability if we cannot identify and cause Aequitas to retain qualified personnel to provide services to us. Further, high turnover rates among the Dedicated CPT Employees could increase our recruiting and training costs and may limit the number of experienced personnel available to provide services to us.

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

Aequitas Holdings and its affiliates collectively beneficially own approximately 96% of our shares of Class A Common Stock outstanding as of March 30, 2013. These shareholders also own all of the issued and outstanding shares of our Class B Common Stock, which is convertible into Class A Common Stock. Additionally, each share of Class B Common Stock is entitled to 10 votes per share, which gives Aequitas Holdings control over approximately 98% of all votes eligible to be cast on most corporate matters. The concentration of voting power among our principal shareholders enables our principal shareholders to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. Our principal shareholders may have strategic or other interests that conflict with the interests of our other shareholders.

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

Our Second Amended and Restated Articles of Incorporation and Amended and Restated Bylaws contain provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our Board of Directors. These provisions may also delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their Class A Common Stock. These provisions include, among others:

•	The ability of our Board of Directors to issue up to 10 million shares of preferred stock and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by our shareholders;

•	The 10 vote-per-share feature of our Class B Common Stock and the ability of our Board of Directors to issue up to 10,000,000 shares of our Class B Common Stock (of which 8,010,092 shares were issued and outstanding as of March 30, 2013); and

•	Provisions that set forth advance notice procedures for shareholder nominations of directors and proposals for consideration at meetings of shareholders.

In addition, we are subject to the Oregon Control Share Act and Oregon’s business combination law, each of which could limit parties who acquire a significant amount of voting shares from exercising control over us for specific periods of time. These laws could lengthen the period for a proxy contest or for a shareholder to vote his, her or its shares to elect the majority of our Board of Directors and change management.

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.   Properties

Our principal offices are located in office space at 5300 Meadows Road, Suite 400, Lake Oswego, Oregon, 97035, which is leased from Aequitas under a sublease dated December 31, 2009. (For additional information regarding that sublease, see Item 13 of this Report.)

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is no established public trading market for the Company's securities. As of the date of this Report, the Company's Class A Common Stock trades on the "pink sheets" under the symbol CPYT. The table below sets forth for the periods indicated the high and low bid prices for the Class A Common Stock as reported by Nasdaq from January 1, 2010 through December 31, 2012. The prices in the table are the high and low bid prices as reported by Nasdaq, adjusted to reflect the impact of the 1-for-10 reverse stock split approved by the Company’s shareholders at the annual meeting of the shareholders on March 31, 2010.

The prices shown represent interdealer prices without adjustments for retail mark-ups, mark-downs or commissions and consequently may not represent actual transactions.

Common Stock "CPYT"

2011 Fiscal Quarters	High	Low
First Quarter	$2.00	$1.60
Second Quarter	$1.80	$1.60
Third Quarter	$1.60	$1.60
Fourth Quarter	$1.80	$1.55

2012 Fiscal Quarters	High	Low
First Quarter	$1.50	$0.40
Second Quarter	$0.40	$0.40
Third Quarter	$0.40	$0.40
Fourth Quarter	$0.40	$0.40

Dividends

Holders of shares of our Common Stock are entitled to receive such dividends, if any, as may be declared by our Board of Directors out of funds legally available therefor and, upon the Company's liquidation, dissolution or winding up, are entitled to share ratably in all net assets available for distribution to such shareholders.  The holders of the Company's Series E Preferred Stock have superior liquidation rights over the holders of our Common Stock. The Company has not, to date, declared or paid any cash dividends on its Common Stock or Preferred Stock and does not expect to pay any such dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Other than as reported in our quarterly reports on Form 10-Q and current reports on Form 8-K, we did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2012, except for the issuance of 6,004 shares of Class A Common Stock in connection with the cashless exercise of a stock option held by a former employee on September 7, 2012.

Shareholders of Record

As of December 31, 2012, and after giving effect to transactions occurring on December 31, 2012, there were approximately 69 shareholders of record of our Class A Common Stock, four shareholders of record of our Class B Common Stock, 13 shareholders of record of our Series D Preferred Stock and 20 shareholders of record of our Series E Preferred Stock.

All shares of Series D Preferred Stock were converted into shares of Class A Common in December 2012 and January 2013.

Purchase of Equity Securities

During the third quarter of our fiscal year ended December 31, 2012, 12,483 shares of Class A Common Stock were withheld by the Company due to the cashless exercise of a stock option held by a former employee, at a purchase price of $0.40 per share.

Other

Our Class A Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to a Registration Statement on Form 10 that we filed with the SEC on August 3, 2011.

Item 6.  Selected Financial Data

Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Effective at the end of December 2009, we acquired certain assets and rights that enabled us to begin building a business that services accounts receivable for other parties. The assets and rights we acquired had been previously developed by Aequitas and its affiliate, CarePayment, LLC, under the CarePayment® brand for servicing accounts receivable generated by healthcare providers in connection with providing health care services to their patients. The assets and rights we acquired included the exclusive right to administer, service and collect patient accounts receivables generated by healthcare providers and purchased by CarePayment, LLC or its affiliates, and a proprietary software product that is used to manage the servicing. Typically CarePayment, LLC or one of its affiliates purchase patient accounts receivable from healthcare providers and then we administer, service and collect them on behalf of CarePayment for a fee. Although we intend to grow our business to include servicing of accounts receivable on behalf of other parties, currently CarePayment, LLC is our only customer.

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

Revenue recognition — The Company’s revenue is primarily related to the Servicing Agreement with CarePayment, LLC. Under the terms of the Servicing Agreement, the Company earns a non-refundable fee from CarePayment, LLC for introducing CarePayment, LLC to healthcare receivables with a high propensity to pay.  This non-refundable fee is calculated as 6% of the purchase price CarePayment LLC paid to acquire the healthcare receivables.

In addition, the Servicing Agreement granted the Company exclusive servicing rights to service the receivables of CarePayment, LLC.  The servicing fee  is recognized monthly based on the total funded receivables being serviced by the Company.

The last revenue stream per the Servicing Agreement is that the Company may be entitled to a percentage of CarePayment, LLC’s quarterly net income, as adjusted for certain items.

In addition, the Company earns revenue from implementation fees paid by healthcare providers. These fees are charged to cover consulting services and materials provided to the healthcare providers during the implementation period. The Company recognizes the revenue on completion of the implementation.

Contract Rights —We assess the recoverability of the carrying value of the contract rights asset when an indicator of impairment has been identified. We review our contract rights asset each reporting period to assess whether impairment indicators are present. We must exercise judgment in assessing whether an event indicating potential impairment has occurred.

For purposes of recognition and measurement of an impairment loss, the contract rights asset is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is the CP Technologies, LLC subsidiary.

For the contract rights asset, when impairment indicators are present, we compare undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the asset group’s carrying value to determine if the asset group is recoverable. This assessment requires the exercise of judgment in assessing the future revenue and expenses associated with the contract rights.

If the contract rights asset group failed the test of recoverability described above, the estimated fair value of contract rights assets may be determined using a market approach which would be the price that a related party would purchase the contract rights from CP Technologies, LLC.

If the Company continues to use cash from operations into 2014 or a related party has insufficient funds to purchase the contract rights from CP Technologies, LLC, the contract rights could be impaired.

Results of Operations

Year ended December 31, 2012 compared with year ended December 31, 2011

Beginning January 1, 2010, the Company began recognizing revenue in conjunction with the Servicing Agreement with CarePayment, LLC. CarePayment, LLC pays the Company a servicing fee based on the total funded receivables being serviced, a fee on newly generated funded receivables, and a “back-end fee” based on CarePayment, LLC’s quarterly net income, adjusted for certain items. The Company received fee revenue in conjunction with the Servicing Agreement of $5,587,152 and $6,100,143 for the years ended December 31, 2012 and December 31, 2011, respectively, which were comprised of $1,897,484 of servicing fees and $3,689,668 of initial fees and no “back end fees” for the year ended December 31, 2012 and $1,928,532 of servicing fees, $4,171,611 of initial fees and no “back end fees” for the year ended December 31, 2011.

For the year ended December 31, 2012, the Company recorded implementation revenue of $47,500 for implementation services provided to CarePayment, LLC and no royalty revenue from Aequitas under an amendment to the Royalty Agreement. For the year ended December 31, 2011, the Company recorded implementation revenue of $150,000 for implementation services provided to CarePayment, LLC and $500,000 of royalty revenue from Aequitas under an amendment to the Royalty Agreement for improvements to the existing CarePayment platform to accommodate additional portfolio management capability and efficiency

For the year ended December 31, 2012, total service fee revenue decreased 8.4% which resulted from a 3.6% decrease in servicing revenues and an 11.6% decrease in initial fees over the same period in 2011. The decrease in initial fees was driven by lower receivable purchases made by CarePayment, LLC throughout the year. This led to a decrease in funded receivables and reduced revenue for the year.

Cost of Revenues:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing account processing, collection and payment processing, and the amortization of the contract rights and servicing software. For the year ended December 31, 2012, the total cost of revenue increased by $664,582 to $5,498,092 as compared to $4,833,510 for the year ended December 31, 2011. Cost of revenue for the year ended December 31, 2012 was comprised of compensation expense of $1,693,236, outsourced processing and collections services of $2,773,485, depreciation and amortization expense of $607,014, change in servicing liability of $102,400 and $319,957 of other expense. For the year ended December 31, 2011, cost of revenue was comprised of compensation expense of $1,427,954, outsourced processing and collections services of $2,733,007, depreciation and amortization expense of $558,776, and $113,773 of other expense. Outsourced services from four primary vendors include hosting and maintenance of cardholder accounts including all customer transaction processing, collection and mailing services, card processing and customer service administration. The $664,582 increase in the cost of revenue for the year ended December 31, 2012 is primarily related to a $205,889, or 180.7%, increase in the cost of other expenses, which consists of increased travel expenses relating to client service, $265,282, or 18.5%, increase in compensation expense related to an increase of leased employees from Aequitas and $102,400 increase related to the servicing liability as of December 31, 2012.  The overall increase is mainly driven by additional leased employees from Aequitas for the year ended December 31, 2012 compared to December 31, 2011, as the Company continues its growth strategy. The servicing liability was established as of December 31, 2012 due to the fact that the Company’s future expenses to service the CarePayment® receivable portfolio exceeded the forecasted revenue.

Operating Expenses:

Operating expenses for the year ended December 31, 2012 were $4,804,866 as compared to $6,245,756 for the same period in 2011.

Operating expenses for the year ended December 31, 2012 were comprised of the following: sales and marketing expense of approximately $1,526,488; legal, consulting and other professional fees of approximately $277,780; executive compensation of approximately $360,997; related party agreements with Aequitas for office and equipment lease expense of $230,772, administrative services of $679,320 and advisory services of $180,000; travel and entertainment of $268,549; information technology and non-capitalized software development costs of $617,245; and general office expense including depreciation, insurance and other administrative expense of approximately $663,715.

Operating expenses for the year ended December 31, 2011 were comprised of the following: sales and marketing expense of approximately $1,203,000; legal, consulting and other professional fees of approximately $393,000; executive compensation of approximately $1,042,000; related party agreements with Aequitas for office and equipment lease expense of $231,000, administrative services of $554,000 and advisory services of $180,000; travel and entertainment of $566,000; information technology and non-capitalized software development costs of $926,000 and general office expense including depreciation, insurance other administrative expense of approximately $1,150,500.

The decrease in operating expenses in 2012 over 2011 was comprised primarily of the following activity: $681,003 decrease in executive compensation, $484,142 decrease in other administrative costs, $308,755 decrease in non-capitalized software development costs, $297,451 decrease in travel and entertainment expense, $115,220 decrease in consulting and other professional fees, and $228 decrease in office and equipment lease expense. These decreases were off-set in part by increases in sales and marketing compensation of approximately $323,488 and an increase in administrative services of $125,320.

The general decrease in operating expenses were as a result of the severance and moving costs incurred in 2011 as a result of our San Francisco office closing and operations moving to our Lake Oswego office. These non-recurring expenses were off-set in part by increases in marketing and sales as the Company continues its growth strategy.

Other Income (Expense) – Other Income of $56,452 and $4,035 of other expense was recorded for the years ended December 31, 2012 and December 31, 2011, respectively. The increase in other income for the year-ended December 31, 2012 is due to the sub-lease of the leased San Francisco property.

Interest expense – Interest expense of $9,818,330 and $508,643 for the years ended December 31, 2012 and December 31, 2011, respectively, includes $9,254,929 and $563,401 of the accreted discount on the Series D Preferred. The annual interest rate on the debt owed to ACF increased from 11% for the first quarter of 2012 to 12.5% until December 20, 2012 when the annual interest rate was lowered to 11.5% . For additional information on this debt, see Note 6 to the Consolidated Financial Statements contained in this Report.

Net Loss - Net loss for the year ended December 31, 2012 was $14,463,150. The net loss was $4,859,755 for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, the Company had $263,294 of cash and cash equivalents as compared to $202,848 at December 31, 2011. Cash of $4,392,333 was used for operating activities compared to $4,194,055 in the same period in 2011. Cash used in operating activities during the year ended December 31, 2012 included a net loss of $14,463,150 and the net use of cash for operating assets and liabilities of $151,805 offset by non-cash activity of $10,222,622. The non-cash activity was comprised of depreciation, amortization, and accretion of preferred stock discount for the year ended December 31, 2012. The net change in operating assets and liabilities is primarily attributable to the increase in accrued liabilities and related party receivables partially offset by a decrease in accounts payable and accrued interest. The increase in the use of cash in 2012 over the same period in 2011 is primarily related to the increase in net loss in 2012.

For the year ended December 31, 2012, the Company used $644,816 in cash from investing activities compared to $691,298 used during 2011. For the year ended December 31, 2012, cash was used for software additions. For the same period in 2011, cash was used for the purchase of office furniture and equipment for the San Francisco office, which opened in February 2011, and capitalized software additions. The software additions relate to additional functionality of the Company’s CarePayment® portal, which allows healthcare facilities to communicate important messages to the patients.

For the year ended December 31, 2012, cash from financing activities was $5,097,595 as compared to $4,532,226 for 2011. During 2012, the Company received $5,100,000 of proceeds from a loan agreement with ACF. The proceeds were offset in part by the use of $2,405 pertaining to the exercise of stock options related to 6,004 shares of Class A Common Stock.

Substantially all of the Company’s revenue and cash receipts are generated from the Servicing Agreement with CarePayment, LLC. Initial and servicing revenues are generated based upon the volume of receivables that CarePayment, LLC or its affiliates purchase.

During 2011 and 2012, the Company added headcount (in 2012, by increasing the number of loaned employees from Aequitas under the Restated Administrative Services Agreement) and trained staff to manage the servicing operation in preparation for projected receivables volume increases. The Company expects that it will use cash for operations for all of 2013.

On September 29, 2011, the Company entered into a Loan Agreement, Security Agreement and Note with ACF (“ the Business Loan”). Pursuant to the Loan Agreement, ACF has agreed to make loans from time to time to the Company in an aggregate principal amount not to exceed $3,000,000. On December 29, 2011, the Loan Agreement was amended to increase the aggregate principal amount that the Company may borrow under the loan documents from $3,000,000 to $4,500,000. The Loan Agreement was amended on March 5, 2012 to increase the aggregate amount the Company may borrow under the loan documents from $4,500,000 to $6,000,000. The Loan Agreement was amended on December 29, 2012 to increase the aggregate amount the Company may borrow under the loan documents from $6,000,000 to $8,000,000 and to reduce the annual interest rate from 12.5% to 11.5%

At December 31, 2012, the Company had taken initial advances on the Business Loan of $6,731,000. Should the Business Loan be insufficient to meet the Company’s liquidity needs over the next year or until such time as the Company has positive cash flow, Aequitas Holdings has advised the Company that it is prepared to provide additional liquidity, either in the form of an additional equity infusion or an additional line of credit.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recent Accounting Developments

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the year ended December 31, 2012, no new pronouncements had a significant impact on the Company’s financial statements.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CarePayment Technologies, Inc.

Lake Oswego, Oregon

We have audited the accompanying consolidated balance sheets of CarePayment Technologies, Inc. and Subsidiaries ("the Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarePayment Technologies, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

April 1, 2013

CAREPAYMENT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$263,294	$202,848
Related party receivables	338,433	280,263
Prepaid expenses	127,532	99,865
Total current assets	729,259	582,976

Property and equipment, net	1,017,323	949,910
Intangible assets, net	8,424,333	8,812,260
Deposits	53,100	36,100
Goodwill	13,335	13,335

Total assets	$10,237,350	$10,394,581
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$976,949	$858,743
Related party liabilities	426,232	255,053
Accrued liabilities	45,159	473,391
Deferred revenue	35,000	75,000
Deferred rent	16,401	13,780
Mandatorily redeemable preferred stock, Series D, no par value: 1,200,000 shares authorized, 409,280 outstanding at December 31, 2012 and 1,200,000 at 2011, net of discount of $1,305,215 and $10,560,144 at December 31, 2012 and 2011, respectively, liquidation preference of $4,092,800 at December 31, 2012	2,787,585	-
Current maturities of notes payable	6,731,000	3,631,000
Total current liabilities	11,018,326	5,306,967
Deferred rent, net of current portion	47,079	62,121
Mandatorily redeemable preferred stock, Series D, Long-Term	-	1,439,856
Servicing liability	102,400	-
Prepaid deposit	39,900	-
Total liabilities	11,207,705	6,808,944
Shareholders' Equity:
CarePayment Technologies, Inc. shareholders’ equity (deficit):
Preferred stock, Series E, no par value: 250,000 shares authorized, 93,419 and 97,500 shares issued and outstanding at December 31, 2012 and 2011	130,787	136,500
Common stock, no par value: Class A, 65,000,000 shares authorized, 12,577,242 and 2,628,518 issued and outstanding at December 31, 2012 and 2011, respectively; Class B, 10,000,000 shares authorized, 8,010,092 shares issued and outstanding at December 31, 2012 and 2011, respectively	29,513,723	19,568,120
Additional paid-in-capital	21,839,596	21,872,328
Accumulated deficit	(52,381,495)	(37,960,057)
Total CarePayment Technologies, Inc. shareholders' equity	(897,389)	3,616,891
Noncontrolling interest	(72,966)	(31,254)
Total shareholders’ (deficit) equity	(970,355)	3,585,637
Total liabilities and shareholders’ (deficit) equity	$10,237,350	$10,394,581

The accompanying notes are an integral part of these consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31
	2012	2011
Service fees revenue	$5,587,152	$6,100,143
Royalty & implementation fees	47,500	650,000
Total revenue	5,634,652	6,750,143
Cost of revenue	5,498,092	4,833,510
Gross margin	136,560	1,916,633
Operating expenses:
Sales, general and administrative	4,804,866	6,245,756
Loss from operations	(4,668,306)	(4,329,123)

Other income (expense):
Other income (expense)	56,452	(4,035)
Interest expense:
Interest expense	(563,401)	(102,242)
Accretion of preferred stock discount	(9,254,929)	(406,401)
Total interest expense	(9,818,330)	(508,643)
Other income (expense), net	(9,761,878)	(512,678)

Net loss before income tax	(14,430,184)	(4,841,801)
Income tax expense	32,966	17,954
Net loss	(14,463,150)	(4,859,755)
Less: Net loss attributable to noncontrolling interest	(41,712)	(27,314)
Net loss attributable to CarePayment Technologies, Inc.	$(14,421,438)	$(4,832,441)

Net loss per share:
Basic and diluted	$(1.20)	$(0.47)
Weighted average number of shares outstanding:
Basic and diluted	12,033,715	10,231,119

The accompanying notes are an integral part of these consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2012 and 2011

	CarePayment Technologies, Inc. Shareholders
	Common Stock					Additional
	Class A		Class B		Preferred	Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Interest	Total
Balance, December 31, 2010	2,590,787	$18,024,051	6,510,092	$65,100	$136,500	$21,857,507	$(33,127,616)	$(3,940)	$6,951,602

Common stock issued for cash			1,500,000	1,500,000	—	—	—		1,500,000
Stock compensation expense	—	—	—	—	—	14,821	—	—	14,821
Common stock issued for exercise of options	58,901	11,780	—	—	—	—	—	—	11,780
Common stock purchased from shareholder	(21,170)	(32,811)	—	—	—	—	—	—	(32,811)

Net loss for the year	—	—	—	—	—	—	(4,832,441)	(27,314)	(4,859,755)
Balance, December 31, 2011	2,628,518	$18,003,020	8,010,092	$1,565,100	$136,500	$21,872,328	$(37,960,057)	$(31,254)	$3,585,637

Conversion of Series E into shares of Class A stock	35,520	40,808			(5,713)	(35,095)			-
Debt conversion into Class A stock	2,000,000	2,000,000							2,000,000
Common stock issued for exercise of options	18,487	2,588							2,588
Common stock purchased from shareholder	(12,483)	(4,993)							(4,993)
Conversion of Series D into shares of Class A stock	7,907,200	7,907,200							7,907,200
Stock compensation expense						2,363
									2,363
Net loss for the year							(14,421,438)	(41,712)	(14,463,150)
Balance, December 31, 2012	12,577,242	$27,948,623	8,010,092	$1,565,100	$130,787	$21,839,596	$(52,381,495)	$(72,966)	$(970,355)

The accompanying notes are an integral part of these consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2012	2011
Cash Flows Used In Operating Activities:
Net loss	$(14,463,150)	$(4,859,755)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	965,330	624,892
Loss on intangible asset write-off	—	4,833
Accretion of preferred stock discount	9,254,929	406,401
Stock-based compensation	2,363	14,821
Change in assets and liabilities:
Decrease (increase) in assets:
Related party receivables	(58,170)	(251,647)
Prepaid expenses	(27,667)	(59,650)
Deposits	(17,000)	(19,000)
Increase (decrease) in liabilities:
Accounts payable	118,206	(150,701)
Accrued interest	—	(423,210)
Deferred revenue	(40,000)	75,000
Deferred rent	(12,421)	75,901
Accrued liabilities	(428,232)	387,908
Servicing liability	102,400
Prepaid deposit	39,900	--
Related party liabilities	171,179	(19,848)
Net cash used in investing activities	(4,392,333)	(4,194,055)

Cash Flows Provided By (Used In) Investing Activities:
Purchase of property and equipment	(644,816)	(691,298)
Net investment in loans receivable	60,384	—
Proceeds from sale of loan receivable	(60,384)	—
Net cash provided by (used in) investing activities	(644,816)	(691,298)

Cash Flows Provided By (Used In) Financing Activities:
Payments on notes payable	—	(577,743)
Proceeds from sale of common stock	—	1,500,000
Proceeds from revolving credit line	5,100,000	3,631,000
Repurchase of shares, net of proceeds from the exercise of related options	(2,405)	(21,031)
Net cash provided by financing activities	5,097,595	4,532,226

Change in cash and cash equivalents	60,446	(353,127)
Cash and cash equivalents, beginning of period	202,848	555,975
Cash and cash equivalents, end of period	$263,294	$202,848

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$563,401	$525,452
Cash paid for income taxes	$26,310	$14,146

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of Series E Convertible Preferred Stock into shares of Class A Common Stock	$40,810	$—
Conversion of note payable in shares of Class A Common Stock	$2,000,000	$—
Conversion of Series D to Class A Common Stock	$7,907,200	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAREPAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business Activity

Overview

Effective at the end of December 2009, we acquired certain assets and rights that enabled us to begin building a business that services accounts receivable for other parties. The assets and rights we acquired had been previously developed by Aequitas and its affiliate, CarePayment, LLC, under the CarePayment® brand for servicing accounts receivable generated by healthcare providers in connection with providing healthcare services to their patients. The assets and rights we acquired included the exclusive right to administer, service and collect patient accounts receivable generated by healthcare providers and purchased by CarePayment, LLC or its affiliates, and a proprietary software product that is used to manage the servicing. Typically CarePayment, LLC or one of its affiliates purchase patient accounts receivables from healthcare providers and then we administer, service and collect them on behalf of CarePayment, LLC, or one of its affiliates, for a fee. Although we intend to grow our business to include servicing of accounts receivable on behalf of other parties, currently CarePayment, LLC is our only customer.

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

The Healthcare Receivables Servicing Industry and Our Business

On January 1, 2010 and as a result of the transactions described above, CP Technologies began building a business to service healthcare provider patient receivables for an affiliate of the Company, CarePayment, LLC.

Generally, the majority of an account receivable that a healthcare provider generates in connection with providing healthcare services is paid by private medical insurance, Medicare or Medicaid. The balance of an account receivable that is not paid by those sources is due directly from the patient. Often, healthcare providers do not prioritize collecting that balance as a result of the effort and expense required to collect directly from a patient.

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

On December 31, 2009, CP Technologies entered into a Servicing Agreement (the "Servicing Agreement") with CarePayment, LLC under which CP Technologies has the exclusive right to collect, administer and service all accounts receivable purchased or controlled by CarePayment, LLC or its affiliates. CarePayment, LLC also appointed CP Technologies as a non-exclusive originator of receivables purchased or controlled by CarePayment, LLC, including the right to negotiate with healthcare providers on behalf of CarePayment, LLC with respect to collecting, administering and servicing receivables purchased by CarePayment, LLC or its affiliates from healthcare providers. While CP Technologies services the accounts receivable, CarePayment, LLC or its affiliates retains ownership of them. In addition to servicing receivables on behalf of CarePayment, LLC, CP Technologies also analyzes potential receivable acquisitions for CarePayment, LLC and recommends a course of action when it determines that collection efforts for existing receivables are no longer effective.

In exchange for its services, CarePayment, LLC pays CP Technologies fees at the time CarePayment, LLC purchases receivables for CP Technologies to service, a monthly servicing fee based on the total principal amount of receivables that CP Technologies is servicing, and a quarterly fee based upon a percentage of CarePayment, LLC's quarterly net income, adjusted for certain items.

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

Until December 2012, Vitality purchased healthcare receivables from healthcare providers on a non-recourse basis. As of December 31, 2012 and December 31, 2011, there were no loan receivable balances outstanding, although the Company was servicing $31,000 and $68,000 of loans receivable, respectively, which have been sold to an affiliate.

Liquidity

Substantially all of the Company’s revenue and cash receipts are generated from the Servicing Agreement with CarePayment, LLC. Initial and servicing revenues are generated based upon the volume of receivables that CarePayment, LLC or its affiliates purchase.

During 2011 the Company added headcount and in 2012, the Company increased the number of employees loaned to it by Aequitas under the Restated Administrative Services Agreement. In addition, the Company trained staff and hired a software development firm to develop additional systems to manage the servicing operation in preparation for the projected receivables volume increases. The Company expects that it will use cash for operations for all of 2013.

On March 31, 2011, Aequitas Holdings purchased an additional 1.5 million shares of the Company’s Class B Common Stock for $1.00 per share. Aequitas Holdings, an affiliate of Aequitas, now owns 7,910,092 shares of Class B Common Stock, which equates to approximately 86% of the voting shares of the Company.

On September 29, 2011, the Company entered into a $3 million Business Loan Agreement and Promissory Note (“ the Business Loan”) with ACF, an affiliate of Aequitas, which expires on December 31, 2013. On December 29, 2011, the loan agreement was amended to increase the aggregate principal amount that the Company may borrow under the loan documents from $3,000,000 to $4,500,000. On March 5, 2012, the loan agreement was amended to increase the aggregate principal the Company may borrow to $6,000,000. On December 20, 2012, the loan agreement was again amended to increase the aggregate principal the Company may borrow to $8,000,000 and to reduce the annual interest rate from 12.5% to 11.5%. At December 31, 2012, the Company had taken advances on the Business Loan of $6,731,000. Should the Business Loan be insufficient to meet the Company’s liquidity needs over the next year or until such time as the Company has positive cash flow, Aequitas Holdings has advised the Company that it is prepared to provide additional liquidity, either in the form of an additional equity infusion or an additional line of credit.

2.  Summary of Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Moore and Vitality, and its 99% owned subsidiary, CP Technologies LLC. All intercompany transactions have been eliminated .

Reclassifications:

Certain items from the December 31, 2011 financial statements have been reclassified to conform to the current presentation. These reclassifications had no impact on shareholders’ equity or net income as previously reported.

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

Related party receivables:

Related party receivables arise due to revenue earned in conjunction with the Servicing Agreement with CarePayment, LLC. The Company examines each receivable at the end of a reporting period and estimates the collectability of these receivables. The Company will write-off receivable balances deemed uncollectible. For the years ended December 31, 2012 and December 31, 2011 the Company had no uncollectible receivables. As of December 31, 2012 and 2011, there was no allowance for doubtful accounts.

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

Intangible assets:

Contract rights:

Contract rights represent the fair value of the identifiable intangible asset associated with the acquisition of certain business assets on December 31, 2009. The contract rights are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the contract rights are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any impairments during 2012 and 2011.

The Company amortizes its contract rights over its estimated useful life and reviews the asset for impairment. Effective January 1, 2010, the cost associated with this asset is being amortized on a straight line basis over an estimated useful life of 25 years, which is based on the term of the Servicing Agreement that expires in 2034

Other intangible assets:

Intangible assets acquired as part of the Vitality acquisition included a proprietary credit scoring algorithm and customers lists which are being amortized over the estimated useful lives of 1.5 to 5 years. Additionally the lender’s licenses acquired are considered to have an indefinite life and are not subject to amortization.

Goodwill

Goodwill is recorded at historical cost and is tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We did not recognize impairment losses on goodwill for the year ended December 31, 2012.

Revenue recognition:

The Company recognizes substantially all of its revenue in conjunction with the Servicing Agreement with CarePayment, LLC. The Company recognizes revenue related to this agreement, which is evidence of an arrangement, at the time the services are rendered.

Under the terms of the Servicing Agreement, CP Technologies earns a non-refundable fee from CarePayment, LLC for introducing Carepayment, LLC to healthcare receivables with a high propensity to pay. This non-refundable fee is calculated as 6% of the purchase price Carepayment LLC paid to acquire the healthcare receivables. The revenue is recognized when the service is rendered which occurs when CarePayment, LLC puchase the healthcare receivable. The Company recognized revenue of $3,689,668 and $4,171,611 for the years ended 2012 and 2011, respectively related to this source.

In addition, the Servicing Agreement granted CP Technologies exclusive servicing rights to service the receivables of CarePayment, LLC. The servicing fee is recognized monthly based on 0.417% of the total funded receivables serviced by CP Technologies, or 5% annually. The revenue is recognized on a monthly basis in accordance with the Servicing Agreement. The Company recognized revenue of $1,897,484 and $1,928,532 for the years ended 2012 and 2011, respectively related to the servicing fee.

The last source of revenue per the Servicing Agreement is that CP Technologies may be entitled to a percentage of CarePayment, LLC’s quarterly net income, as adjusted for certain items. The Company recognized no revenue for years ended 2012 and 2011 related to this source.

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

Cost of revenue:

Cost of revenue is comprised primarily of compensation and benefit costs for servicing employees, costs associated with outsourcing billing, collections and payment processing services and amortization of contract rights, servicing liabilities and servicing software.

Advertising expense:

Advertising costs are expensed in the period incurred and are included in selling, general and administrative expenses. Total advertising expense was $2,493 and $19,231 for the years ended December 31, 2012 and 2011, respectively.

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

Recently adopted accounting standards:

The Company reviews recently adopted and proposed accounting standards on a continual basis. For the year ended December 31, 2012, no new pronouncements had a significant impact on the Company’s financial statements.

3. Property and Equipment

A summary of the Company's property and equipment as of December 31, 2012 and 2011 is as follows:

	2012	2011
Servicing software	$1,663,506	$507,200
Office equipment	46,967	46,967
Leasehold improvements	195,548	195,548
Assets not yet in service – software	71,878	583,368
Total fixed assets	1,977,899	1,333,083
Accumulated depreciation and amortization	(960,576)	(383,173)
Property and equipment, net	$1,017,323	$949,910

Depreciation and amortization expense for property and equipment was $577,403 and $214,348 for the years ended December 31, 2012 and 2011, respectively.

4. Intangible Assets

A summary of the Company's intangible assets as of December 31, 2012 and 2011 is as follows:

	2012	2011
Intangible assets subject to amortization:
Contract rights (amortized over 25 years)	$9,550,000	$9,550,000
Customer lists (amortized over 1.5 years)	34,700	34,700
IP Scoring Algorithm (amortized over 5 years)	20,000	20,000
Gross carrying value	9,604,700	9,604,700
Accumulated amortization	(1,190,367)	(802,440)
Net carrying value of intangible assets subject to amortization	8,414,333	8,802,260
Intangible assets not subject to amortization:
Lender’s licenses	10,000	10,000
Net carrying value of intangible assets	$8,424,333	$8,812,260

Amortization expense was $387,927 and $410,544 for the years ended December 31, 2012 and 2011, respectively. Amortization expense for intangible assets subject to amortization is estimated as follows:

Year	Amount
2013	$387,410
2014	386,000
2015	384,333
2016	382,000
2017 – 2034 (each year)	382,000

5. Servicing Liability

Management determines its class of servicing assets and/or servicing liabilities on an individual servicing agreement basis. As of December 31, 2012, and December 31, 2011 the Company had only one servicing agreement. Pursuant to the terms of the servicing agreement between CP Technologies and CarePayment, LLC, the Company services a single class of receivables related to the CarePayment® program. Under the terms of the servicing agreement, CP Technologies earns a monthly fee of .4167% on the outstanding receivables purchased by CarePayment, LLC, or its affiliates. CP Technologies does not earn any other specified servicing fees, late fees or other ancillary fees.

Each reporting period, the Company performs an analysis to evaluate whether estimated future revenues from contractually specified servicing fees on the receivables serviced by CP Technologies as of the reporting date provide adequate margin to compensate CP Technologies for servicing those receivables. If the servicing expenses exceed the estimated future revenues, we establish a servicing liability. If CP Technologies receives more than adequate compensation to service the receivables, a servicing asset will be recorded. The Company defines more than adequate compensation to be a margin greater than what a normal market participant would earn on servicing similar receivables.

The Company remeasures the servicing asset or liability at fair value each reporting period.

The inherent risks associated with servicing the CarePayment® receivable portfolio relate to the expected prepayment speeds of the underlying receivable pool. If more receivables recourse than expected, CP Technologies will earn less revenue than forecasted and incur less expenses.

The Company assessed the fair value of the servicing asset and/or servicing liability based on the expected liquidation of the receivables serviced as of the reporting date. Based on the historic performance of our receivable pools, we note that approximately 70% of the balance of each receivable is paid within seven months after the receivable is purchased. The remaining 30% is paid on a decreasing scale between months 8 and 26 after the receivable is purchased. There is no credit loss associated with these receivables as the principal amount is contractually guaranteed to be paid by the healthcare facility. Currently, the CarePayment® program does not charge patients interest. Based on the forecasted movement of the receivable pool, future costs estimated to service the receivables were estimated on a per account basis.

Based on the qualitative and quantitative analysis as outlined above, CP Technologies recognized a servicing liability of $102,400 as of December 31, 2012 related to its efforts in servicing the CarePayment® receivables portfolio. The balance as of December 31, 2011 was immaterial.

6. Notes Payable

The Company's long term debt consisted of the following as of December 31:

	2012	2011
Aequitas Commercial Finance, LLC	$6,731,000	$3,631,000
Total long term debt	6,731,000	3,631,000
Current maturities	(6,731,000)	(3,631,000)
Long term debt, less current maturities	$-	$-

On September 29, 2011, the Company entered into a $3 million Business Loan Agreement and Promissory Note (the “Business Loan”) with Aequitas Commercial Finance, LLC (“ACF”), an affiliate of Aequitas, which expires on December 31, 2013 and is collateralized by substantially all the Company’s assets. On December 29, 2011, the loan agreement was amended to increase the aggregate principal amount that the Company may borrow under the loan documents from $3,000,000 to $4,500,000. On March 5, 2012, the loan agreement was amended to increase the aggregate principal the Company may borrow to $6,000,000 and to increase the annual interest rate from 11% to 12.5%. On December 20, 2012, the loan agreement was again amended to increase the aggregate principal the Company may borrow to $8,000,000 and to reduce the annual interest rate from 12.5% to 11.5%.

The Company had taken advances on the Business Loan of $5,100,000 and $3,631,000 for the year ended December 31, 2012 and December 31, 2011. Interest expense of $563,401 and $56,240 was paid during the years ended December 31, 2012 and December 31, 2011 respectively.

In connection with the Business Loan, the Company has granted a first priority security interest to ACF in all of the Company's assets, including, without limitation, its accounts, inventory, furniture, fixtures, equipment and general intangibles.

On June 27, 2008, the Company refinanced a promissory note payable to MH Financial Associates by issuing a note payable (the “MH Note”) in the amount of $977,743. During 2010, the Company made a total of $400,000 in principal payments. The extended due date of the note was December 31, 2011. On December 29, 2011 the Company paid off the remaining principal balance of $577,743. Interest expense related to this note payable during the years ended December 31, 2012 and 2011 was $0 and $45,900, respectively.

7. Mandatorily Redeemable Convertible Preferred Stock

On December 30, 2009, the Company issued 1,000,000 shares of Series D Preferred in connection with the transactions described in Note 1. On April 15, 2010, the Company sold 200,000 shares of Series D Preferred to Aequitas CarePayment Founders Fund, LLC (“Founders Fund”) for a purchase price of $10.00 per share pursuant to a note receivable in the original principal amount of $2,000,000 and, for no additional consideration, the Company issued a warrant to Founders Fund to purchase up to 1,200,000 shares of the Company's Class A Common Stock at an exercise price of $0.001 per share.

Holders of the Series D Preferred received a preferred dividend of $0.50 per share per annum, when, as and if declared by our Board of Directors, and a liquidation preference of $10 per share, plus cumulative unpaid dividends. The Company could have redeemed all of the Series D Preferred at any time upon 30 days prior written notice, and was required to redeem all of the Series D Preferred in January 2013 at a purchase price equal to the liquidation preference in effect on January 1, 2013.

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

In December 2012, the 790,720 Series D Preferred shares owned by Aequitas and its affiliates were converted into Class A Common Stock of the Company. Pursuant to the Certification of Designation, each share of Series D Preferred Stock was convertible into such number of fully paid and nonassessable shares of Class A Common Stock of the Company, as determined by dividing the amount of $10.00 per share (as adjusted for stock splits, stock dividends, reclassification and the like) by the Conversion Price (defined in the following sentence) applicable to such share in effect on the date the certificate is surrendered for conversion. The Conversion Price per share of Series D Preferred is 80% of the volume weighted average price of the Class A Common Stock; provided, however, that in no event will the Conversion Price be less than $1.00 per share. For the shares that were converted in December 2012, the Conversion Price was $1.00 per share. As a result, the Series D Preferred shares were converted into 7,907,200 Class A Common Stock.

The difference between the fair value of the Series D Preferred and the redemption value of $12,000,000 is being accreted to interest expense over the period to redemption in January 2013 using the level yield method. As a result of the Series D Preferred conversions in December 2012, $2,521,646 of expense was accelerated into 2012. The redemption value of the remaining Series D Preferred shares as of December 31, 2012 was $4,092,800. The carrying value of these shares was $2,787,585.

The remaining 409,280 Series D Preferred shares were converted into shares of Class A Common Stock at a conversion price of $1.00 per share in January 2013, See Note 15.

8.  Income Taxes

The components of deferred tax asset are as follows:	December 31,
	2012	2011
Federal net operating loss carry forwards	$10,539,000	$9,073,000
State net operating loss carry forwards	1,095,000	820,000
CP Technologies deferred tax liability	(599,000)	(341,000)
CP Technologies LLC suspended losses	2,084,000	1,484,000
Other	47,000	171,000
Deferred tax asset	13,166,000	11,207,000
Valuation allowance	(13,166,000)	(11,207,000)
Net deferred tax asset	$-	$-

As of December 31, 2012 the Company had federal and state net operating loss carry forwards of approximately $30 million and $24 million, respectively, expiring during the years 2013 through 2032.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes.

The differences between the benefit for income taxes and income taxes computed using the U.S. federal income tax rate was as follows:

	For the Years Ended December 31,
	2012	2011
Benefit computed using statutory rate (34%)	$(4,857,000)	$(1,637,000)
Change in valuation allowance	1,959,000	1,669,000
State income tax	(622,000)	(209,236)
Other permanent differences	2,966	39,190
Stock accretion	3,550,000	156,000
Provision for income taxes	$32,966	$17,954

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

Interest and penalties associated with uncertain tax positions are recognized as a component of income tax expense. The liability for payment of interest and penalties was $0 as of December 31, 2012 and 2011, respectively.

The Company is subject to examination in the United States for calendar years ending December 31, 2009 and later.

Due to the current and historical operating losses and potential limitation due to ownership changes, management has provided a full valuation allowance against net deferred tax assets.

9. Shareholders’ Equity

Preferred Stock:

As of April 1, 2010, the Company's Certificate of Designation for Series D Preferred was amended by adding a provision allowing for the conversion of the Series D Preferred at any time after one year after its issuance. Each share of Series D Preferred Stock is convertible into such number of fully paid and nonassessable shares of Class A Common Stock of the Company as is determined by dividing the amount of $10.00 per share (as adjusted for stock splits, stock dividends, reclassification and the like) by the Conversion Price (defined in the following sentence) applicable to such share in effect on the date the certificate is surrendered for conversion. The Conversion Price per share of Series D Preferred is 80% of the volume weighted average price of the shares of Class A Common Stock; provided, however, that in no event will the Conversion Price be less than $1.00 per share.

In December 2012, 790,720 Series D Preferred shares owned by Aequitas and its affiliates were converted into Class A Common Stock of the Company. Pursuant to the Certification of Designation, each share of Series D Preferred Stock was convertible into such number of fully paid and nonassessable shares of Class A Common Stock of the Company, as determined by dividing the amount of $10.00 per share (as adjusted for stock splits, stock dividends, reclassification and the like) by the Conversion Price (defined in the following sentence) applicable to such share in effect on the date the certificate is surrendered for conversion. The Conversion Price per share of Series D Preferred is 80% of the volume weighted average price of the Class A Common Stock; provided, however, that in no event will the Conversion Price be less than $1.00 per share. For the shares that were converted in December 2012, the Conversion Price was $1.00 per share. As a result, the Series D Preferred shares were converted into 7,907,200 Class A Common Stock.

On July 29, 2010, the Company amended its Amended and Restated Articles of Incorporation, as amended, by filing a Second Amended and Restated Certificate of Designation designating 250,000 shares of its Preferred Stock as Series E Convertible Preferred Stock (“Series E Preferred”). Each share of Series E Preferred Stock is convertible into such number of fully paid and nonassessable shares of Class A Common Stock of the Company as is determined by dividing the amount of $10.00 per share (as adjusted for stock splits, stock dividends, reclassification and the like) by the Conversion Price (defined in the following sentence) applicable to such share in effect on the date the certificate is surrendered for conversion. The Conversion Price per share of Series E Preferred is 80% of the volume weighted average price of the Class A Common Stock; provided, however, that in no event will the Conversion Price be less than $1.00 per share. Series E Preferred may be converted to Class A Common stock 18 months after issuance and is mandatorily convertible to Class A Common Stock 36 months after issuance. A total of 97,500 shares were issued in connection with the acquisition of Vitality on July 30, 2010. In 2012, 4,081 Series E Preferred were converted into 35,520 shares of Class A Common stock.

Stock Warrants:

As of December 31, 2012, the Company had 3,676 warrants outstanding for Class A Common Stock which are exercisable as follows:

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

On March 31, 2011, the Company entered into a Subscription Agreement with Aequitas Holdings pursuant to which Aequitas Holdings purchased 1,500,000 shares of the Company's Class B Common Stock at $1.00 per share for aggregate consideration of $1,500,000.

On April 30, 2012, $2,000,000 of the aggregate principal amount owing under the Business Loan was converted into shares of the Company's Class A Common Stock at a price of $1.00 per share resulting in the issuance of 2,000,000 shares of Class A Common Stock.

10. Earnings (Loss) per Common Share

The shares used in the computation of the Company’s basic and diluted loss per common share are reconciled as follows:

	Years Ended December 31
	2012	2011
Weighted average basic common shares outstanding	12,033,715	10,231,119
Dilutive effect of convertible preferred stock (a)	-	-
Dilutive effect of warrants (a)	-	-
Dilutive effect of employee stock options (a)	-	-
Weighted average diluted common shares outstanding (a)	12,033,715	10,231,119

(a) Common stock equivalents outstanding for the year ended December 31, 2012 and 2011 excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method are: warrants to purchase 3,676 and 3,750 shares, respectively, of Class A Common Stock, 409,280 and 1,200,000 shares of Series D Preferred Stock, respectively, convertible to purchase shares of Class A Common Stock and 93,419 and 97,500 shares of Series E Preferred Stock, respectively, based on the conversion calculation described above.

11. Employee Benefit Plans

Stock Incentive Plan

In February 2010, the Company adopted the 2010 Stock Option Plan (the “Plan”) pursuant to which the Company may grant restricted stock and stock options for the benefit of selected employees and directors. The Plan was amended in September 2010 to increase the number of shares of Class A Common Stock that may be issued under the Plan to 1,000,000 shares. Grants are issued at prices equal to the estimated fair market value of the stock as defined in the Plan on the date of the grant, vest over various terms (generally three years), and expire ten years from the date of the grant. The Plan allows vesting based upon performance criteria. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). The fair value of share based options granted is calculated using the Black-Scholes option pricing model. A total of 956,265 shares of Class A Common Stock are reserved for issuance under the Plan at December 31, 2012. As of December 31, 2012, all remaining options outstanding related to the Plan had either expired or been forfeited and there were no outstanding options as of December 31, 2012.

The Company accounts for stock-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the statement of operations as operating expense based on their fair value over the requisite service period. The Company recorded compensation expense for the years ended December, 31, 2012 and 2011 of $2,363 and $14,821, respectively, for the estimated fair value of options issued.

The Company’s policy is to issue new shares of stock on exercise of stock options.

A summary of option activity under the Plan as of December 31, 2012 and changes during the years ended December 31, 2012 and 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2010	-	$-
Granted	897,950	0.19
Exercised	(58,901)	0.20
Forfeited	(84,910)	0.16
Outstanding at December 31, 2011	754,139	$0.20	8.1
Granted	-	-
Exercised	(18,487)	.14
Forfeited	(735,652)	.20
Outstanding at December 31, 2012	-	$-	-

Exercisable at December 31, 2012	-	$-	-

During the year ended December 31, 2012, in a cashless exercise transaction, options to purchase a total of 18,487 shares of Class A Common Stock were exercised resulting in the issuance of 6,004 shares and the cancellation of 12,483 option shares as consideration for the exercise price. The intrinsic value of options exercised during the year ended December 31, 2012 totaled $4,993.

During the year ended December 31, 2011, in a cashless exercise transaction, a total of 58,901 options were exercised resulting in the issuance of 37,731 shares and the cancelation of 21,170 options as consideration for the exercise price. The intrinsic value of options exercised during the year ended December 31, 2011 totaled $79,516.

401(k) Savings Plan

Employees loaned to the Company under the Restated Administrative Services Agreement are eligible to participate in a 401(k) Savings Plan sponsored by Aequitas. The Company, through reimbursement to Aequitas under the Restated Administrative Services Agreement, matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation that employees contribute to the plan; the Company’s matching contributions vest immediately. The Company recorded matching expense of $74,319 and $82,360 for the years ended December 31, 2012 and 2011, respectively.

12. Commitments and Contingencies

Operating Leases:

The Company and its subsidiaries lease office space and personal property used in their operations from Aequitas, an affiliate. At December 31, 2012, the Company's aggregate future minimum payments for operating leases with the affiliate having initial or non-cancelable lease terms greater than one year are payable as follows:

Year	Required Minimum Payment
2013	$339,737
2014	349,978
2015	108,585
2016	18,240

For the years ended December 31, 2012 and 2011, the Company incurred rent expense of $329,884 and $260,317, respectively.

In July 2012, the Company entered into a sub-lease agreement for the San Francisco location with an unaffiliated party. For the year-ended December 31, 2012, the Company recognized $54,720 of payments on the sub-lease in other income. The expected minimum rent payments expected for the remainder of the sub-lease are as follows:

Year	Required Minimum Payment
2013	$112,860
2014	116,280
2015	119,700
2016	19,950

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

The fair value of the Company’s mandatorily redeemable convertible Series D Preferred issued on December 30, 2009 and April 15, 2010 was determined using a dividend discount model; for the April 15, 2010 sale of the Series D Preferred, the proceeds from the sale were allocated to the debt and attached warrant based on the relative fair values of each instrument at the time of issuance; the intrinsic value of the beneficial conversion feature was computed and recorded as a discount to the Series D Preferred and Additional Paid-In Capital. The assumptions used in the fair value calculation at December 31, 2011 are the same at December 31, 2012 less the number of Series D Preferred shares that converted in 2012. The difference between the fair value at issue date and the redemption value is being accreted into expense over the period to redemption in January 2013 using the level yield method. The fair value of the remaining Series D Preferred at December 31, 2012 is $4,672,396 based on a discounted cash flow model. The remaining Series D Preferred shares were converted into Class A Common Stock in January 2013.

The fair value of the notes payable was calculated using our estimated borrowing rate for similar types of borrowing arrangements for the years ended December 31, 2012 and December 31, 2011. The Company’s estimated borrowing rate has not changed; therefore, the carrying amounts reflected in the consolidated balance sheets for notes payable approximate fair value.

14. Related-Party Transactions

Effective January 1, 2010, Aequitas began providing CP Technologies certain management support services, such as accounting, financial, human resources and information technology services, under the terms of an Administrative Services Agreement (the “ASA”) dated December 31, 2009. For 2011, the fee under the ASA payable to Aequitas was $46,200 per month. Effective January 1, 2012, the ASA was amended and restated to revise the ASA fee payable to Aequitas to be approximately $56,200 per month. Either party may change or terminate the services provided under the Restated Administrative Services Agreement by Aequitas (including terminating a particular service) upon 180 days’ prior written notice to the other party.

Effective December 31, 2011, CP Technologies terminated all of its employees (the "Former CPT Employees") and each Former CPT Employee was hired by Aequitas. Pursuant to the Restated Administrative Services Agreement: (i) Aequitas loans the Former CPT Employee to CP Technologies for the purpose of providing services to CP Technologies, and (ii) CP Technologies has the right to designate additional persons to be hired by Aequitas, and to terminate the provision of any services provided to CP Technologies under the Restated Administrative Services Agreement by any persons employed by Aequitas for the purpose of providing services to CP Technologies under the Restated Administrative Services Agreement. The Restated Administrative Services Agreement requires CP Technologies to reimburse Aequitas for the actual costs that Aequitas incurs to provide employees to CP Technologies. CP Technologies paid fees under the ASA and Restated Administrative Services Agreement to Aequitas of $674,400 and $554,304 for the year ended December 31, 2012 and 2011, respectively, which fees are included in sales, general and administrative expense. In addition, CP Technologies reimbursed Aequitas $4,331,559 for actual employee costs of the employees Aequitas loaned to CP Technologies for the year-ended December 31, 2012. Additionally, CP Technologies reimbursed Aequitas $44,575 and $66,175 during the year ended December 31, 2012 and 2011, respectively, for legal compliance work performed by Aequitas in-house legal personnel.

CP Technologies leases certain office space and personal property from Aequitas pursuant to a Sublease dated December 31, 2009 (the “Sublease”). Real property rent was fixed at $13,115 per month for 2011 and 2012 and personal property rent was set at $6,116 per month. The Company paid rent and fees under the Sublease to Aequitas of $230,772 for the year ended December 31, 2012 and 2011, which rent and fees are included in sales, general and administrative expense.

Effective December 31, 2009, the Company and Aequitas entered into an Amended and Restated Advisory Services Agreement (the “Advisory Agreement”). Under the terms of the Advisory Agreement, Aequitas provides services to the Company relating to strategy development, strategic planning, marketing, corporate development and such other advisory services as the Company reasonably requests from time to time. The Company pays Aequitas a monthly fee of $15,000 for such services. In addition, Aequitas will receive a success fee in the event of certain transactions entered into by the Company. The Company paid fees under the Advisory Agreement to Aequitas of $180,000 and $180,000 for the years ended December 31, 2012 and 2011, respectively, which fees are included in sales, general and administrative expense.

CP Technologies and Aequitas entered into a Royalty Agreement, as amended effective July 31, 2010 (the “Royalty Agreement”). Under the terms of the Royalty Agreement, CP Technologies pays Aequitas a royalty based on new products ("Products") developed by CP Technologies or its affiliates or co-developed by CP Technologies or its affiliates and Aequitas or its affiliates and that are based on or use the CarePayment® software system and platform that Aequitas transferred to CP Technologies (the “Software”). The royalty is equal to (i) 1.0% of the net revenue received by CP Technologies or its affiliates and generated by Products that utilize funding provided by Aequitas or its affiliates, and (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables that do not utilize such funding but that are serviced by CP Technologies or its affiliates using the Software. Effective January 1, 2011, the Royalty Agreement was further amended, whereby Aequitas agreed to pay CP Technologies a $500,000 fee for improvements to the existing CarePayment® program platform to accommodate additional portfolio management capability and efficiency as mutually agreed in writing. Fees paid or received under the Royalty Agreement with Aequitas were $0 and $500,000 for the year ended December 31, 2012 and 2011, respectively.

The Company recognizes revenue in conjunction with the Servicing Agreement between CarePayment, LLC and CP Technologies. Under the terms of the Servicing Agreement, CP Technologies receives a fee of 6% of the face amount of the receivables that CarePayment, LLC purchases from healthcare providers. Additionally, CP Technologies earns a monthly fee of .4167% on the outstanding receivables purchased by CarePayment, LLC and a quarterly servicing fee based upon a percentage of CarePayment, LLC’s quarterly net income from operating activities, as adjusted for certain items. CP Technologies received fee revenue under the Servicing Agreement of $5,587,152 and $6,100,143 for the year ended December 31, 2012 and 2011, respectively. Additionally the Company recorded implementation revenue of $47,500 and $150,000 for the year ended December 31, 2012 and 2011, respectively, for implementation services provided to CarePayment, LLC.

On September 29, 2011, the Company entered into a $3 million Business Loan Agreement and Promissory Note (the “Business Loan") with ACF, the outstanding loan balance of which originally accrued interest at the rate of 11% per annum, payable monthly, and had a scheduled maturity date of December 31, 2012. The Business Loan is collateralized by substantially all of the Company’s assets. On December 29, 2011, the Company and ACF entered into Amendment No. 1 to the Business Loan pursuant to which the aggregate principal amount that the Company could borrow under the Business Loan was increased from $3,000,000 to $4,500,000. On March 5, 2012, the Company and ACF entered into Amendment No. 2 to the Business Loan pursuant to which the aggregate principal amount that the Company could borrow under the Business Loan was increased from $4,500,000 to $8,000,000, and the interest rate on the outstanding principal balance owing under the Business Loan was increased from 11% per annum to 12.5% per annum beginning on the effective date of Amendment No. 2. On April 12, 2012, the Company and ACF entered into Amendment No. 3 to the Business Loan pursuant to which $2,000,000 of the aggregate principal balance owing under the Business Loan converted, effective April 30, 2012, into shares of the Company's Class A Common Stock at a price of $1.00 per share, the aggregate principal amount the Company may borrow under the Business Loan was decreased from $8,000,000 to $6,000,000, and the maturity date of the Business Loan was extended from December 31, 2012 to December 31, 2013. On December 20, 2012, the loan agreement was again amended to increase the aggregate principal the Company may borrow to $8,000,000 and to reduce the interest rate from 12.5% to 11.5%.

In connection with the Business Loan, the Company has granted a first priority security interest to ACF in all of the Company's assets, including, without limitation, its accounts, inventory, furniture, fixtures, equipment and general intangibles.

On June 27, 2008, the Company refinanced a promissory note payable to MH Financial Associates, LLC by issuing a note payable (the “MH Note”) in the amount of $977,743. During 2010, the Company made a total of $400,000 in principal payments on the MH Note. The extended due date of the MH Note was December 31, 2011. On December 29, 2011 the Company paid off the remaining principal balance of $577,743. Interest expense related to the MH Note payable during the years ended December 31, 2012 and 2011 was $0 and $45,900, respectively.

The Company had a receivable of $338,433 and $277,120 due from CarePayment, LLC for servicing fees as of December 31, 2012 and December 31, 2011, respectively. The Company had a receivable of $3,143 due from Aequitas Income Opportunity Fund, LLC, an affiliate of ACF, for servicing fees as of December 31, 2011; there was no such receivable as of December 31, 2012.

The Company had a related party payable to Aequitas Capital Management of $388,504 and $174,339 as of December 31, 2012 and December 31, 2011, respectively. The Company has received an advance payment from CarePayment, LLC in the amount of $37,727 and $42,664, employee expense reimbursements to employees of $0 and $33,133 and a deposit of $0 and $4,917, on the purchase of loans receivable from an Aequitas affiliate, all of which are recorded as a related party liability in the Condensed Consolidated Financial Statements, as of December 31, 2012 and December 31, 2011, respectively.

Through December, 2012, Vitality provided loans to healthcare provider patients to satisfy healthcare receivables owed to healthcare providers. Vitality sold the loans to an affiliate of Aequitas at the net book value of the loans and CP Technologies continues to service the loans. As of December 31, 2012 and December 31, 2011, there were no loans owned by Vitality, although CP Technologies was servicing, as of those dates, $31,000 and $68,000 of loans receivable, respectively, which had been sold to an affiliate of Aequitas.

15.  Subsequent Events

In January 2013, Aequitas and its affiliates acquired 399,137 Series D Preferred shares from Series D holders. These shares, plus 10,143 Series D Preferred shares held by an outside investor, were converted into Class A Common Stock in January 2013. Pursuant to the Certification of Designation, each share of Series D Preferred was convertible into such number of fully paid and nonassessable shares of Class A Common Stock of the Company, which was determined by dividing the amount of $10.00 per share (as adjusted for stock splits, stock dividends, reclassification and the like) by the Conversion Price (defined in the following sentence) applicable to such share in effect on the date the certificate is surrendered for conversion. The Conversion Price per share of Series D Preferred is 80% of the volume weighted average price of the Class A Common Stock; provided, however, that in no event will the Conversion Price be less than $1.00 per share. For the shares that were converted in December 2012, the Conversion Price was $1.00 per share. As a result, the Series D Preferred shares were converted into 4,092,800 Class A Common Stock.

As of March 31, 2013, the Company has drawn an additional $1,269,000 from ACF under the Business Loan. As of March 31, 2013, the Company has no available aggregate principal amount related to the Business Loan with ACF. If needed, Aequitas Holdings has advised the Company that it is prepared to provide additional liquidity, either in the form of an additional equity infusion or an additional line of credit.

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

Evaluation of disclosure controls and procedures

The Company's President and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act as of December 31, 2012.  Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not designed at a reasonable assurance level nor are they effective to give reasonable assurance that the information the Company must disclose in reports filed with the SEC are properly recorded, processed, summarized, and reported as required, and that such information is not accumulated and communicated to its management, including its President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company’s President and Chief Financial Officer, after evaluating the effectiveness of its “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of December 31, 2012, the Company’s disclosure controls and procedures were not effective due to the existence of a material weakness in its internal control over financial reporting, as discussed below.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management evaluated, under the supervision and with the participation of our President and Chief Financial Officer, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

Based on its evaluation under the framework in Internal Control — Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission, the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2012, due to the existence of a material weakness, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weakness Identified

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2012, management identified a material weakness resulting from insufficient corporate governance policies. Specifically, the Company's Board of Directors historically has not actively engaged in significant oversight of the Company's operations or resulting financial reporting. In addition, although the Company has a code of ethics that provides broad guidelines for corporate governance, its corporate governance processes are not fully formalized and its corporate governance activities are not always fully documented.

Plan for Remediation of Material Weaknesses

During 2012, the Company began, and will continue in 2013, formally documenting its corporate governance policies and processes. Specifically, the Company's Board of Directors established an Audit Committee and a Compensation Committee, adopted charters for each of those committees, and appointed a Chief Compliance Officer. In addition, the Company has begun, and will continue, to implement procedures for ensuring review of the Company’s financial reports by the Board of Directors.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting other than changes resulting from the steps the Company has taken during 2012 to remediate its material weakness.

Item 9B.   Other Information

None.

Part III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Act.

The following table sets forth the names of the directors and officers of the Company.  Also set forth is certain information with respect to each such person's age at December 31, 2012, principal occupation or employment during at least the past five years, the periods during which he or she has served as a director of the Company and positions currently held with the Company.

Name	Age	Position
Craig J. Froude	46	Director, President and Chief Executive Officer
Patricia J. Brown	54	Chief Financial Officer, Assistant Secretary
Brian A. Oliver	48	Director
Andrew N. MacRitchie	49	Director, Chief Compliance Officer
William C. McCormick	79	Director, Chairman of the Board
A. Todd Van Meter	43	Senior Vice President, Sales
Michelle S. Druce	49	Senior Compliance Counsel

Craig J. Froude was appointed President and Chief Executive Officer of the Company and Executive Vice President of Aequitas, where he serves as the President of the Consumer Services business unit, on May 29, 2012. Mr. Froude had been serving as the interim President of the Company since December 31, 2011. Mr. Froude is a seasoned executive, having been a successful leader at a variety of technology and healthcare organizations over the past 20 years. In 1996, Mr. Froude founded WellMed, Inc. and served as its Chairman and Chief Executive Officer until WellMed was acquired by WebMD in late 2002. WellMed delivered private portal solutions to large employers and health plans that helped employees and members make more informed benefit, treatment and provider choices by giving them access to personalized health and benefit decision support technology. After WellMed’s acquisition by WebMD, Mr. Froude served as an Executive Vice President and General Manager of WebMD Health Services, WebMD’s private portals business, from 2002 through 2009 and as President of WebMD Health Services until April 2011. Mr. Froude graduated from Oregon State University with a B.S. degree in Finance. Mr. Froude is qualified to serve as a director of the Company based on his prior experience in operations and management.

Patricia J. Brown is, and has been since December 30, 2009, the Chief Financial Officer of the Company. On June 5, 2012, Ms. Brown was also appointed as the Assistant Secretary of the Company. Ms. Brown is the Chief Accounting Officer for Aequitas. Ms. Brown joined Aequitas in 2007, serving as Corporate Controller until December 31, 2009 when she was appointed Senior Vice President, Finance. Prior to Aequitas, Ms. Brown served 12 years with The Standard, an insurance company, most recently as the Vice President of Information Technology. Prior to The Standard, Ms. Brown spent 11 years at Deloitte LLP. In 1997, she was appointed by the Governor of Oregon to serve on the Board of the Oregon Public Employees Retirement System; she served on the Board for seven years, where her final position was Vice Chair. Ms. Brown holds a B.S. degree with honors in Business Administration from Oregon State University. She is a Certified Public Accountant and a Fellow of the Life Management Institute.

Brian A. Oliver is, and has been since April 15, 2010, a director of the Company. From December 30, 2009 until October 22, 2010, he also served as Secretary of the Company. Mr. Oliver joined Aequitas in 1997 and currently is an Executive Vice President of Aequitas. Aequitas is an alternative investment firm providing equity and commercial finance products to the middle-market, healthcare and energy sectors. Before joining Aequitas, Mr. Oliver spent over 15 years in corporate banking with particular expertise in financing middle-market companies in a wide variety of industries. His experience includes consulting and refinancing for distressed or high-growth companies; structuring acquisition financing for leveraged management buyouts, real estate transactions; and structuring working capital and equipment loans. He became an Aequitas shareholder in 1999. Mr. Oliver has a B.S. in Business from Oregon State University with an emphasis in Finance and a minor in Economics. He serves on the boards of both the Austin Entrepreneurship Program at Oregon State University, and Adelante Community Development Corporation, a non-profit organization focused on affordable housing development for the Latino and other low income communities. Mr. Oliver is qualified to serve as a director of the Company due to his background in finance.

Andrew N. MacRitchie was appointed a director of the Company on November 7, 2011. Mr. MacRitchie was appointed as the Chief Compliance Officer of the Company on June 5, 2012. Mr. MacRitchie has over 30 years of experience in general and executive management roles. He brings considerable experience in strategy, regulation and large company operations with a focus on mergers and acquisitions. Before joining Aequitas, he was Executive Vice President and member of the Board of Directors of PacifiCorp, a $10 billion electric utility operating in six western states. In 1999 Mr. MacRitchie led the federal and state approval processes for Scottish Power’s acquisition of PacifiCorp. He went on to head the business unit responsible for the operational management of PacifiCorp’s $4 billion asset base with 2,600 employees involved in providing electric distribution, transmission and customer service for 1.5 million customers.  Mr. MacRitchie’s last role with PacifiCorp was leading the US end of the company’s sale in 2006 to a Berkshire Hathaway affiliate, MidAmerican Energy Holdings. Mr. MacRitchie holds an honors degree in electronics and electrical engineering as well as an MBA from Strathclyde Graduate Business School in Scotland. He also completed an Executive Development Program at Wharton Business School in 1996. Mr. MacRitchie is qualified to serve as a director of the Company based on his experience in operations and management.

William C. McCormick was appointed a director of the Company on December 31, 2011 and as Chairman of the Board on June 5, 2012. Mr. McCormick is a member of the Aequitas Advisory Board where he provides strategic counsel and guidance to the Aequitas executive team. He is also a member of the Aequitas Public Securities Investment Committee. Mr. McCormick was Chairman and CEO of Precision Castparts Corp (PCP on NYSE) for 18 years and instrumental in growing the revenues from $140M to $3.2B during his tenure. Prior to PCP, he was at General Electric Company for 30 years, going from drafting trainee to Manufacturing General Manager of a $1B division. He also achieved the rank of Sgt. in the U.S. Army and subsequently received a Bachelor of Science degree in Mathematics from the University of Cincinnati. He was named by the Business Journal as one of the top 20 business leaders during the period of 1985-2005. Mr. McCormick is qualified to serve as a director of the Company based on his prior experience as the Chairman and CEO of a publicly traded company.

A. Todd Van Meter became a Senior Vice President of the Company on May 29, 2012 to provide sales, client management, implementation, marketing and business development services to the Company. Mr. Van Meter brings more than 22 years of experience in revenue cycle and software technology for the healthcare industry. Mr. Van Meter previously was Senior Vice President at Convergent Revenue Cycle Management, Inc., a division of the leading healthcare outsource firm Convergent, where his overall business strategy drove a three-fold increase in revenue growth in a four year period. Prior to joining Convergent, he served as Vice President for McKesson's healthcare provider outsourcing business. Mr. Van Meter has also held positions at revenue cycle management companies Relay Health and ARC Group Associates. At ARC Group Associates, Mr. Van Meter was a national Vice President leading a national client management implementation team to build that company's receivable outsourcing services business in the acute care marketplace. He has a degree in marketing from Bloomsburg University of Pennsylvania, and is an active member of three leading healthcare management associations.

Michelle S. Druce became Senior Compliance Counsel for the Company on March 30, 2011, to provide advice, management and oversight of legal and compliance matters for the Company. Ms. Druce brings more than 21 years of experience in legal and compliance experience related to financial services. Ms. Druce was previously the Director of Compliance for Wealthbridge Mortgage, a mortgage loan originator and third-party loan servicer. She also served as Compliance Counsel for Wilshire Credit Corporation, a division of Merrill Lynch, handling all legal and compliance issues for the mortgage loan servicing business. Prior to that position, she practiced law at the Portland law firm of Farleigh, Wada & Witt, representing banks, credit unions and other financial services businesses and provided federal and state compliance expertise. Ms. Druce served as a Senior Manager and Product Counsel for Harland Financial Solutions (formerly CFI ProServices) and was responsible for 50-state and federal legal compliance in LaserPro® lender software. Ms. Druce previously served on the executive committee of the Oregon State Bar Business Law Section, served as chair of the OSB Financial Institutions/Commercial Finance subcommittee and as vice-chair of the American Bar Association’s Retail Banking & Consumer Law subcommittee. She received a law degree from Willamette University College of Law and a degree in political science and sociology from the University of Utah. Ms. Druce is licensed to practice law in Oregon and Washington.

Officers serve at the discretion of the Board of Directors.  There are no family relationships among any of our directors and executive officers.

Audit Committee

On June 5, 2012, the Company's Board of Directors established a standing Audit Committee. Currently, Messrs. McCormick, MacRitchie and Oliver comprise the Audit Committee. Mr. Oliver is the Chair of the Audit Committee. None of the members of the Audit Committee has been identified by the Board of Directors as an "audit committee financial expert," as defined in the applicable rules of the SEC, because the Company's securities are quoted on the over-the-counter market known as the "pink sheets."  Currently, issuers with securities quoted only on the pink sheets are not required to have an audit committee or an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of the Company’s securities with the SEC. Officers, directors and greater than 10% beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on review of the copies of such reports furnished to us and written representations from reporting persons that no other reports were required, to our knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal year 2012 were complied with, except that Aequitas Management LLC ("AML"), which beneficially owns more than 10% of the Company's securities indirectly through its affiliates, including through Aequitas Holdings and ACF, both of which directly beneficially own more than 10% of the Company's securities, and through Founders Fund, which directly beneficially owned more than 10% of the Company's securities prior to the transactions described below, filed a late Form 4 on January 3, 2013 reporting:

(i)	12 transactions related to the acquisition by ACF of shares of the Company's Class A Common Stock and Series D Preferred Stock from existing shareholders;

(ii)	six transactions related to the distribution by Founders Fund of shares of Class A Common Stock and Series D Preferred Stock to its members, including to ACF and one other AML affiliate;

(iii)	six transactions related to the conversion by ACF, Founders Fund and one other AML affiliate of shares of the Company's Series D Preferred Stock into shares of Class A Common Stock;

(iv)	one transaction related to the issuance by the Company of shares of the Company's Class A Common Stock to ACF in connection with the conversion to Class A Common Stock of a portion of the unpaid principal balance owed by the Company to ACF on a business loan; and

(v)	one transaction related to the purchase by an affiliate of AML of shares of the Company's Class A Common Stock from an existing shareholder.

Code of Ethics

The Company adopted a code of ethics on April 6, 2005 that applies to its directors, officers and employees.  The code of ethics was updated and ratified by the Board of Directors on June 5, 2012. A copy of the code of ethics is included as an exhibit to this Annual Report on Form 10-K. We will provide a copy of our code of ethics to any person, free of charge, upon request. Requests should be made in writing to the Company’s principal executive offices at 5300 Meadows, Suite 400, Lake Oswego, Oregon 97035.

Nominees for Board of Directors

During 2012, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding aggregate compensation paid during 2012 and 2011 to our named executive officers:

Name(1)	Principal Position	Year	Salary		Commissions	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total(4)
Craig J. Froude	Chief Executive Officer and President	2011	$	X	$—	$—	$—	$—	$—	$—		$—

		2012		113,889		—	—	—		3,444	(2)(3)	117,333

A.Todd Van Meter	Senior Vice President, Sales	2011		$—	$—	$—	$—	$—	$—	$—		$—

		2012		$164,184	$2,385	$100,000	$—	$—	$—	$—		$266,570

Michelle S. Druce	Senior Compliance Counsel	2011		$—	$—	$—	$—	$—	$—	$—		$—

		2012		$104,748	$—	$6,400	$—	$—	$—	$3,761	(2)	$114,909

(1)	As a result of significant reorganization of management, none of our named executive officers for 2012 were named executive officers in 2011.
(2)	Includes matching contributions under made by the Company to the Aequitas 401(k) plan on behalf of the named executive officers.
(3)	Includes personal use of company car.
(4)	Each of our named executive officers also provide services to Aequitas or its affiliates. The amounts included in this table represent only compensation paid to each named executive officer which is specifically allocable for services to the Company pursuant to the Amended and Restated Advisory Services Agreement described below

Amended and Restated Advisory Services Agreement

On December 31, 2011, CP Technologies entered into an Amended and Restated Administrative Services Agreement (the "Restated Administrative Services Agreement") with Aequitas. The Restated Administrative Services Agreement amends and restates in its entirety that certain Administrative Services Agreement dated December 31, 2009 between CP Technologies and Aequitas. Under the Restated Administrative Services Agreement, and to provide administrative efficiencies and better coordinate the employee benefits provided to its employees, CP Technologies terminated all of its employees effective December 31, 2011 (the "Former CPT Employees") and Aequitas hired each Former CPT Employee. Pursuant to the Restated Administrative Services Agreement: (1) Aequitas loans each Former CPT Employee to CP Technologies for the purpose of providing services to CP Technologies, and (2) CP Technologies has the right to designate additional persons to be hired by Aequitas for the purpose of providing services to CP Technologies (together with the Former CPT Employees, the "Dedicated CPT Employees") and to terminate the provision of services to CP Technologies by any Dedicated CPT Employee. Subject to Aequitas' approval, CP Technologies establishes the salaries or wages and any bonus or other incentive compensation paid to the Dedicated CPT Employees. CP Technologies reimburses Aequitas for 100% of the costs Aequitas incurs to provide the Dedicated CPT Employees, including salaries and wages, FICA, FUTA, SUTA, workers' compensation insurance, fringe benefits, general liability insurance, other state, local or federal tax requirements, and an allocable portion of any other reasonable costs and expenses.

Outstanding Equity Awards at December 31, 2012

The Company had no outstanding equity awards at December 31, 2012.

Option Grants in Last Fiscal Year

The Company did not grant any options during 2012.

Director Compensation

Outside directors are eligible to be paid a $2,000 annual retainer, $350 for each Board of Directors meeting attended and $200 for each committee meeting attended. The Chairman of the Board, the Compensation Committee Chair and the Audit Committee Chair are each eligible to be paid an additional $1,000 retainer. Outside directors are reimbursed for their out-of-pocket expenses incurred on behalf of the Company. Directors who are also employees of our affiliates do not receive any compensation for serving on the Board of Directors. As of the date of this Report, all of our directors are also employed by one of our affiliates.

Due to the financial condition of the Company, no payments or stock grants were made to the members of the Board of Directors during 2012.

Risks Arising From the Company’s Compensation Policies and Practices

The Compensation Committee of the Board of Directors oversees the Company's compensation policies and practices to ensure that they do not promote undue risk-taking. In 2012, the Compensation Committee evaluated the current risk profile of the Company’s executive and broad-based compensation policies and practices. Based on the results of its evaluation, the Compensation Committee concluded that any risks associated with the Company’s compensation programs are not reasonably likely to have a material adverse effect on the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of March 30, 2013, with respect to the beneficial ownership of our Common Stock and Preferred Stock by: (i) each shareholder known by us to be the beneficial owner of more than 5% of any class or series of our Common Stock or Preferred Stock; (ii) each of our directors; (iii) our President and Chief Financial Officer and our other executive officers; (iv) all of our directors and executive officers as a group; and (v) Aequitas Holdings and its affiliates as a group. Unless otherwise indicated, the address of each person listed below is: c/o CarePayment Technologies, Inc., 5300 Meadows Road, Suite 400, Lake Oswego, Oregon 97035.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Class A Common Stock issuable on exercise of currently exercisable or convertible securities or securities exercisable or convertible within 60 days of March 30, 2013 are deemed beneficially owned and outstanding for purposes of computing the percentage owned by the person holding such securities, but are not considered outstanding for purposes of computing the percentage of any other person. Unless otherwise noted, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite that shareholder's name.

Class B Common Stock is identical to Class A Common Stock, except that Class A Common Stock is entitled to one vote per share and Class B Common Stock is entitled to 10 votes per share on each matter submitted to a vote of our shareholders. The share numbers identified in the following table reflect the effects of the 1-for-10 reverse stock split approved by our shareholders on March 31, 2010.

The percent of classes and series set forth below are based on the following issued and outstanding shares as of March 30, 2013:

Class A Common Stock	16,670,042
Class B Common Stock	8,010,092
Series E Preferred Stock	93,419

All of our previously issued and outstanding shares of Series D Preferred Stock were converted into shares of our Class A Common Stock on or before January 31, 2013.

Name and Address of Beneficial Owner	Class A Common Stock		Percent of Class	Class B Common Stock		Percent of Class	Series E Preferred Stock	Percent of Series
Patricia J. Brown	0		**
Craig J. Froude	0		**
Andrew N. MacRitchie	0		**
William C. McCormack	50,000	(1)	**	50,000		**
Brian A. Oliver	0		**
A. Todd Van Meter	0		**
Michelle S. Druce	0		**
Aequitas Holdings, LLC*	7,910,092	(2)	32.2%	7,910,092	(3)	98.8%
Aequitas Capital Management Inc.*	109,227		**
Aequitas CarePayment Founders Fund, LLC*	743,622		4.5%
Aequitas Catalyst Fund, LLC*	462,603		2.8%
Aequitas Commercial Finance, LLC*	14,331,419		86.0%
Aequitas Investment Management, LLC	1,056		**
Andrew Housser 285 Ridgeway Road, Woodside, CA 94062							4,535	4.8%
Bradford Stroh 25 Saddleback, Portola Valley, CA 94028							9,070	9.6%
Cambria Ventures, LLC 2055 Woodside Road, Suite 195, Redwood City, CA 94061							9,070	9.6%
Central Illinois Anesthesia Services Ltd. Profit Sharing Plan							4,535	4.8%
Housatonic Principals Fund, LLC 44 Montgomery Avenue, Suite 4010, San Francisco, CA 94104							22,675	24.0%
QMC Partners – D, LLC 1450 Ashford Avenue – PH, San Juan, Puerto Rico, 00907							4,535	4.8%
Zishan Investments, LLP Reforma 2570-117, Lomas Chapultepec, 11000 C.P., Mexico, D.F., Mexico							18,139	19.2%
Directors and Executive Officers as a Group (6 Persons)	50,000	(1)	**	50,000		**
Aequitas and its affiliates as a Group (12 Persons)	23,608,019	(1), (2)	95.9%	7,960,092		99.4%

(1) Includes 50,000 shares currently issuable upon conversion of Class B Common Stock.

(2) Includes 7,910,092 shares currently issuable upon conversion of Class B Common Stock.

(3) Class B Common Stock has 10 votes per share on all matters. Accordingly, these shares of Class B Common Stock represent approximately 82.18% of all votes eligible to be cast on matters submitted to the Company's shareholders as of March 30, 2013.

*Aequitas Management, LLC ("AML") may be deemed to have the indirect power to determine voting and investment decisions with respect to shares of the Company held by Aequitas Holdings, Aequitas, ACF, Aequitas Catalyst Fund, LLC ("Catalyst Fund") and Aequitas CarePayment Founders Fund ("Founders Fund"). All voting and investment decisions with respect to shares of the Company held by these entities are directly determined by the Aequitas Public Securities Investment Committee ("PSIC"). The PSIC is composed of three members appointed by AML, the manager of Aequitas Holdings.

Andrew N. MacRitchie, Patricia J. Brown and William C. McCormick are the current members of each PSIC. The appointment of the PSIC members must be approved by at least three members of AML holding, in the aggregate, at least 50% of the membership interests of AML. Accordingly, AML may be deemed to have indirect voting and investment power with respect to shares of the Company held by Aequitas Holdings, Aequitas, ACF, Founders Fund and Catalyst Fund.

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

The following table provides information as of March 30, 2013, with respect to the shares of the Company’s Class A Common Stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by security holders	-	-	956,265

Equity compensation plans not approved by security holders	—	—	956,265

Total	-	-	956,265

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

Restated Administrative Services Agreement:

Effective January 1, 2010, Aequitas began providing CP Technologies with certain management support services, such as accounting, treasury, budgeting and other financial services, financial reporting and tax planning services, human resources services and information technology services (including providing an infrastructure platform, software management, voice and data services and desktop and platform support services) under the terms of an Administrative Services Agreement dated December 31, 2009. On December 31, 2011, CP Technologies and Aequitas amended and restated the Administrative Services Agreement (the “Restated Administrative Services Agreement”). Under the Restated Administrative Services Agreement, Aequitas continues to provide CP Technologies with management support services. In addition, effective December 31, 2011, CP Technologies terminated, and Aequitas hired and makes available to CP Technologies each of CP Technologies’ employees. Under the Restated Administrative Services Agreement, CP Technologies is required to reimburse Aequitas for the costs it incurs to provide such employees to CP Technologies. The total fee for these services was $56,200 per month and $46,200 per month for the year’s ended December 31, 2012 and December 31, 2011. Either party may change the services (including terminating a particular service) upon 180 days prior written notice to the other party, and the Restated Administrative Services Agreement is terminable by either party on 180 days’ notice. We paid fees to Aequitas under the Restated Administrative Services Agreement of $5,005,959 and $554,304 for the years ended December 31, 2012 and 2011.

Sublease:

On December 31, 2009, CP Technologies and Aequitas entered into a Sublease to memorialize the lease of office space and personal property from Aequitas. Under the Sublease, the rent for the real property was $12,424 per month in 2010, and increases by 3% each year beginning January 1, 2011. The rent for the personal property was $6,262 per month, and CP Technologies also pays all personal property taxes related to the personal property it uses under the Sublease. In 2011 proposed changes went into effect where real property rent was fixed at $13,115 per month for 2011 and 2012 and personal property rent was set at $6,116 per month. The Company paid fees under the Sublease to Aequitas of $230,772 and $230,772 for the years ended December 31, 2012 and 2011, respectively, which are included in sales, general and administrative expense.

Advisory Services Agreement:

On June 27, 2008, we entered into an Advisory Services Agreement (the "Advisory Agreement") with Aequitas pursuant to which Aequitas has provided us with strategy development, strategic planning, marketing, corporate development and other advisory services as reasonably requested by us from time to time. Effective December 31, 2009, the Company and Aequitas amended and restated the Advisory Agreement. Under the terms of the amended and restated Advisory Agreement, Aequitas continues to provide us with strategy development, strategic planning, marketing, corporate development and such other advisory services as we reasonably request. We pay Aequitas a monthly fee of $15,000 for such services. We also agreed to pay success fees to Aequitas upon the successful completion of debt facilities provided by lenders to, or equity placements made by investors in, us, or our acquisition of targets that are identified by Aequitas. The success fee for those transactions will equal an amount between 1.5% and 5.0% of the transaction value. We also agreed to pay Aequitas success fees determined at mutually agreeable rates upon a sale of the Company and for new customer referrals made by Aequitas. We paid fees to Aequitas under the amended and restated Advisory Agreement of $180,000 for the years ended December 31, 2012 and 2011. Additionally, the Company paid Aequitas $44,575 for legal compliance work performed by Aequitas in-house legal team during 2012 and $66,175 for legal compliance work performed by Aequitas in-house legal team during 2011.

Royalty Agreement:

Effective December 31, 2009, Aequitas and CP Technologies entered into a Royalty Agreement whereby CP Technologies pays Aequitas a royalty based on new products (the "Products") that are developed by CP Technologies or its affiliates or co-developed by CP Technologies or its affiliates and Aequitas or its affiliates and are based on or use the CarePayment proprietary accounting software system that was contributed to CP Technologies by Aequitas (the "Software") (see Item 1 of this Report for additional information regarding the Software). The royalty is calculated as either (i) 1.0% of the net revenue received by CP Technologies or its affiliates and generated by the Products that utilize funding provided by Aequitas or its affiliates, or (ii) 7.0% of the face amount, or such other percentage as the parties may agree, of receivables serviced by CP Technologies or its affiliates that do not utilize such funding. The Royalty Agreement was amended effective June 29, 2011 whereby Aequitas agreed to pay a total of $500,000 to CP Technologies by June 30, 2011 for improvements to the existing Carepayment® program platform to accommodate additional portfolio management capacity and efficiency. No fees were paid under the Royalty Agreement to Aequitas for the years ended December 31, 2012 and 2011. The Company recorded consulting revenue of $0 and $500,000 received from Aequitas under the amendment to the Royalty Agreement for the years ended December 31, 2012 and 2011, respectively.

Servicing Agreement:

Beginning January 1, 2010, we recognize revenue in conjunction with a Servicing Agreement between us and CarePayment, LLC dated December 31, 2009. Under the terms of the Servicing Agreement, CP Technologies receives a fee of 6% of the face amount of the receivables that CarePayment, LLC purchases from healthcare providers. Additionally, CP Technologies earns a monthly fee of .4167% on the outstanding receivables purchased by CarePayment, LLC and a quarterly servicing fee based upon a percentage of CarePayment, LLC’s quarterly net income from operating activities, as adjusted for certain items. CP Technologies received fee revenue under the Servicing Agreement of $5,587,152 and $6,100,143 for the years ended December 31, 2012 and 2011, respectively. Additionally the Company recorded implementation revenue of $47,500 and $150,000 for the years ended December 31, 2012 and 2011, respectively, for implementation services provided to CarePayment, LLC.

Business Loan Agreement / Security Agreement /Promissory Note :

On September 29, 2011, the Company entered into a Business Loan Agreement, Security Agreement and Promissory Note with ACF, an affiliate of Aequitas. The Business Loan Agreement and Promissory Note (the "Business Loan") have been amended by Amendment Nos. 1 through 4. Pursuant to Amendment No. 3 to the Business Loan, which the parties entered into on April 12, 2012, (1) $2,000,000 of the unpaid principal balance owing under the Business Loan converted, effective as of April 30, 2012, into 2,000,000 shares of the Company's Class A Common Stock at $1.00 per share, and (2) the maturity date of the Business Loan was extended to December 31, 2013. On December 20, 2012, the Company and ACF entered into Amendment No. 4 to the Business Loan pursuant to which the aggregate principal amount that the Company may borrow under the Business Loan was increased to $8,000,000 and the interest rate on the outstanding principal balance due under the Business Loan was decreased from 12.5% to 11.5% effective as of January 1, 2013. For the year ended December 31, 2012, the Company had taken advances on the Business Loan of $5,100,000.

In connection with the Business Loan, the Company has granted a first priority security interest to ACF in all of the Company's assets, including, without limitation, its accounts, inventory, furniture, fixtures, equipment and general intangibles.

Investor Rights Agreement:

On December 31, 2009, the Company, Aequitas and CarePayment, LLC entered into an Investor Rights Agreement. Pursuant to that agreement, we agreed that as long as Aequitas and CarePayment, LLC (or their affiliates) own securities in us, we will pay all expenses incurred by them in connection with the preparation and filing with the SEC of reports or other documents related to us or any of our securities owned by Aequitas or CarePayment. In addition, if we had failed to redeem the Series D Preferred by January 31, 2013 in accordance with Section 5.1(b) of our Second Amended and Restated Certificate of Designation for the Series D Preferred, Aequitas or its assignee would have had the right to exchange all of its shares of Series D Preferred for 55.5 Units of CP Technologies, and CarePayment, LLC or its assignee would have had the right to exchange all of its shares of Series D Preferred for 42.5 Units of CP Technologies. If such exchanges had occurred, Aequitas and CarePayment, LLC, or their respective assignees, would have owned approximately 99% of CP Technologies. However, this exchange did not occur and all of our shares of Series D Preferred were converted into shares of our Class A Common stock on or before January 31, 2013.

Issuances of Securities:

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

On April 30, 2012, the Company issued 2,000,000 shares of its Class A Common Stock to ACF at $1.00 per share in connection with the conversion of $2,000,000 of the unpaid principal balance owing under the Business Loan Agreement and Promissory Note, as amended, between the Company and ACF.

During the year ended December 31, 2012, in a cashless exercise transaction, options to purchase a total of 18,487 Class A Common shares were exercised resulting in the issuance of 6,004 shares and the cancellation of 12,483 option shares as consideration for the exercise price. The intrinsic value of options exercised during the year ended December 31, 2012 totaled $4,993.

The issuances of securities described in this Item 13 were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act, including, without limitation, Regulation D promulgated thereunder.

Director Independence

We had no independent directors in 2012.

Item 14.   Principal Accounting Fees and Services.

On December 19, 2012, the Company approved the engagement of Peterson Sullivan LLP to serve as the Company’s independent registered public accountants for the fiscal year ending December 31, 2012. During the fiscal years ended December 31, 2011and 2012, and through the date of this Report, the Company did not consult Peterson Sullivan LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or events.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Peterson Sullivan LLP for 2012 and 2011.

	2012	2011
Audit Fees	$44,875	$53,681
Audit - Related Fees	17,544	15,595
All Other Fees	-	-
Totals	$62,419	$69,276

Audit Fees .  Audit services of Peterson Sullivan LLP for 2012 and 2011 consisted of examination of the consolidated financial statements of the Company, quarterly reviews of the financial statements and services related to the filings made with the SEC.

Audit Related Fees. During 2012 and 2011, Peterson Sullivan performed services in conjunction with the Company’s filings with the SEC.

Tax Fees.   Peterson Sullivan did not assist in tax preparation services were provided in either 2012 or 2011.

All Other Fees .  There were no fees billed by Peterson Sullivan LLP for services other than as described under "Audit Fees" or “Audit – Related Fees” for the years ended December 31, 2012 or December 31, 2011.

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

Item 15.   Exhibits

Exhibit Number	Description

3.1(1)	Second Amended and Restated Articles of Incorporation of CarePayment Technologies, Inc., as amended July 29, 2010
3.2(2)	Amended and Restated Bylaws of CarePayment Technologies, Inc.

10.1(3)	Servicing Agreement dated December 31, 2009 between CP Technologies LLC and CarePayment, LLC
10.2(3)	Trademark License Agreement dated December 31, 2009 between CP Technologies LLC and Aequitas Holdings, LLC
10.3(3)	Sublease Agreement dated December 31, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.
10.4(3)	Amended and Restated Advisory Services Agreement dated December 31, 2009 between CarePayment Technologies, Inc. and Aequitas Capital Management, Inc.
10.5(4)	Amended and Restated Administrative Services Agreement dated December 31, 2011 between CP Technologies LLC and Aequitas Capital Management, Inc.
10.6(5)	Royalty Agreement dated December 31, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.
10.7(6)	Addendum No. 1 dated June 29, 2011 to the Royalty Agreement effective December 31, 2009 between CP Technologies LLC and Aequitas Capital Management, Inc.
10.8(5)	Investor Rights Agreement dated December 31, 2009 among CarePayment Technologies, Inc., Aequitas Capital Management, Inc. and CarePayment, LLC
10.9(5)	CP Technologies LLC Operating Agreement dated December 30, 2009
10.10(7)	Agreement and Plan of Merger dated July 30, 2010 among CarePayment Technologies, Inc., CPYT Acquisition Corp., Vitality Financial, Inc., and each stockholder of Vitality Financial, Inc.
10.11(8)	Subscription Agreement dated March 31, 2011 between CarePayment Technologies, Inc. and Aequitas Holdings, LLC
10.12(9)	Confidential Separation Agreement dated July 7, 2011 between CP Technologies, LLC and Christopher Chen
10.13(10)	Confidential Separation Agreement dated September 30, 2011 between CarePayment Technologies, Inc. and Scott Johnson
10.14(4)	Confidential Separation Agreement dated December 31, 2011 between CarePayment Technologies, Inc. and James T. Quist
10.15(10)	Business Loan Agreement dated September 29, 2011 between CarePayment Technologies, Inc. and Aequitas Commercial Finance, LLC
10.16(10)	Promissory Note dated September 29, 2011 executed by CarePayment Technologies, Inc. in favor of Aequitas Commercial Finance, LLC
10.17(10)	Security Agreement dated September 29, 2011 between CarePayment Technologies, Inc. and Aequitas Commercial Finance, LLC
10.18(11)	Amendment No. 1 to Promissory Note and Business Loan Agreement dated December 29, 2011 between CarePayment Technologies, Inc. and Aequitas Commercial Finance, LLC
10.19(12)	Amendment No. 2 to Promissory Note and Business Loan Agreement dated March 5, 2012 between CarePayment Technologies, Inc. and Aequitas Commercial Finance, LLC
10.20(13)	Amendment No. 3 to Promissory Note and Business Loan Agreement dated April 12, 2012 between CarePayment Technologies, Inc. and Aequitas Commercial Finance, LLC
10.21(14)	Amendment No. 4 to Promissory Note and Business Loan Agreement dated April 12, 2012 between CarePayment Technologies, Inc. and Aequitas Commercial Finance, LLC

10.22(15)*	CarePayment Technologies, Inc. 2010 Stock Incentive Plan

14.1(16)	Policy on Business Ethics for Directors, Officers and Employees.

21.1(16)	Subsidiaries

31.1(16)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(16)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(16)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(16)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Forms 8-K filed April 6, 2010 and August 4, 2010
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010
(3)	Incorporated by reference to the Company's Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2009
(4)	Incorporated by reference to the Company's Form 8-K filed on January 6, 2012

(5)	Incorporated by reference to the Company's Form 8-K filed on January 6, 2010

(6)	Incorporated by reference to the Company's Form 8-K filed on July 7, 2011

(7)	Incorporated by reference to the Company's Form 8-K filed on August 4, 2010

(8)	Incorporated by reference to the Company's Form 8-K filed on April 5, 2011

(9)	Incorporated by reference to the Company's Form 8-K filed on July 13, 2011

(10)	Incorporated by reference to the Company's Form 8-K filed on October 6, 2011

(11)	Incorporated by reference to the Company's Form 8-K filed on January 5, 2012

(12)	Incorporated by reference to the Company's Form 8-K filed on March 9, 2012

(13)	Incorporated by reference to the Company's Form 8-K filed on April 13, 2012

(14)	Incorporated by reference to the Company's Form 8-K filed on December 27, 2012

(15)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009

(16)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned; thereunto duly authorized.

CAREPAYMENT TECHNOLOGIES, INC.

By:	/s/ Craig J. Foude
Craig J. Froude
President and Chief Executive Officer

/ s/ Patricia J. Brown
Patricia J. Brown
Chief Financial Officer, Assistant Secretary (Principal Financial and Accounting Officer)

April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew N. MacRitchie	Director	April 1, 2013
Andrew N. MacRitchie

/s/ Brian A. Oliver	Director	April 1, 2013
Brian A. Oliver

/s/ William C. McCormick	Director	April 1, 2013
William C. McCormick

/s/ Craig J. Froude	Director	April 1, 2013
Craig Froude

